Form 10QSB
period 1999-06-30
SOUTHCOAST FINANCIAL CORP
filed 1999-08-16
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OT 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
          _________________.

                         Commission File Number 0-25933


                        SOUTHCOAST FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in the Charter)

        South Carolina                                 58-2384011
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


               530 Johnnie Dodds Boulevard, Mt. Pleasant, SC 29464
                    (Address of Principal Executive Offices)


                                 (843) 884-0504
              (Registrant's Telephone Number, including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No (New Registrant)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - No Par Value
1,047,987 Shares Outstanding on June 30, 1999

Transitional Small Business Issuer Disclosure Format: [   ]  Yes  [ X ]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 (Unaudited)
                                                                                                  June 30,              December 31,
                                                                                                     1999                   1998
                                                                                                     ----                   ----
ASSETS
   Cash and due from banks .........................................................           $  3,285,758            $  1,211,451
   Federal funds sold ..............................................................              2,060,000               4,220,000
   Investment securities available for sale ........................................              4,142,828               2,732,978
   Loans, net of allowance of $775,000 and $325,000 ................................             27,306,007              10,821,975
   Property and equipment - net ....................................................              3,158,150               1,243,133
   Other assets ....................................................................              1,159,022                 453,207
                                                                                               ------------            ------------
       Total assets ................................................................           $ 41,111,765            $ 20,682,744
                                                                                               ============            ============

LIABILITIES
   Deposits
     Noninterest-bearing ...........................................................           $  3,593,360            $  2,114,621
     Interest bearing ..............................................................             23,445,192               7,444,869
                                                                                               ------------            ------------
       Total deposits ..............................................................             27,038,552               9,559,490
   Federal Home Loan Bank borrowings ...............................................              4,000,000                 950,000
Other liabilities ..................................................................                360,034                  98,670
                                                                                               ------------            ------------

       Total liabilities ...........................................................             31,398,586              10,608,160
                                                                                               ------------            ------------
SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized;
     1,047,987 shares outstanding at June 30, 1999.  $5.00 par
     value; 20,000,000 shares authorized; 952,713 shares
     outstanding at December 31, 1998) .............................................             10,520,053               4,763,565
Paid-in capital ....................................................................                      -               5,756,488
Retained deficit ...................................................................               (748,347)               (451,147)
   Accumulated other comprehensive income (loss) ...................................                (58,527)                  5,678
                                                                                               ------------            ------------
       Total shareholders' equity ..................................................              9,713,179              10,074,584
                                                                                               ------------            ------------
       Total liabilities and shareholders' equity ..................................           $ 41,111,765            $ 20,682,744
                                                                                               ============            ============





         See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       Three months     Three months    Six months
                                                                          ended            ended           ended
                                                                      March 31, 1999   June 30, 1999   June 30, 1999
                                                                      --------------   -------------   -------------

INTEREST INCOME
   Loans, including fees ........................................     $   366,146      $   608,935      $   975,081
   Investment securities ........................................          47,143           65,335          112,478
   Federal funds sold ...........................................          48,748           35,715           84,463
                                                                      -----------      -----------      -----------
       Total interest income ....................................         462,037          709,985        1,172,022

INTEREST EXPENSE
   Deposits and borrowings ......................................         139,542          257,878          397,420
                                                                      -----------      -----------      -----------
       Net interest income ......................................         322,495          452,107          774,602

PROVISION FOR POSSIBLE LOAN LOSSES ..............................         225,000          225,000          450,000
                                                                      -----------      -----------      -----------
       Net interest income after provision for loan losses ......          97,495          227,107          324,602
                                                                      -----------      -----------      -----------

NONINTEREST INCOME
   Service fees on deposit accounts .............................          18,277           24,025           42,302
   Fees on loans sold ...........................................          15,170           15,274           30,444
   Other ........................................................          24,610           12,816           37,426
                                                                      -----------      -----------      -----------
       Total noninterest income .................................          58,057           52,115          110,172
                                                                      -----------      -----------      -----------

NONINTEREST EXPENSES
   Salaries and employee benefits ...............................         252,153          324,211          576,364
   Occupancy ....................................................          13,984           16,103           30,087
   Furniture and equipment ......................................          32,577           35,189           67,766
   Advertising and public relations .............................          17,623           21,232           38,855
   Professional fees ............................................          15,715           44,150           59,865
   Travel and entertainment .....................................          15,041           24,374           39,415
   Telephone, postage and supplies ..............................          23,057           29,719           52,776
   Other operating ..............................................           8,998           12,316           21,314
                                                                      -----------      -----------      ----------
       Total noninterest expenses ...............................         379,148          507,294          886,442
                                                                      -----------      -----------      ----------
       Loss before income taxes .................................        (223,596)        (228,072)        (451,668)
INCOME TAX BENEFIT ..............................................          75,996           78,472          154,468
                                                                      -----------      -----------      ----------
       Net loss .................................................     $  (147,600)     $  (149,600)     $  (297,200)
                                                                      ===========      ===========      ===========

NET LOSS PER COMMON SHARE .......................................     $      (.14)     $      (.14)     $      (.28)
                                                                      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING .............................       1,047,987        1,047,987        1,047,987
                                                                      ===========      ===========      ===========


       See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                        Accumulated          Total
                                                Common stock                                              other              share-
                                                ------------               Paid-in       Retained      comprehensive        holders'
                                             Shares       Amount           capital        deficit         income             equity
                                             ------       ------           -------        -------         ------             ------


BALANCE, JANUARY 1, 1998 .............              -   $          -    $         -     $         -    $          -   $           -

   Net loss ..........................              -              -              -        (451,147)              -        (451,147)

   Other comprehensive income, net
     of tax:
     Unrealized holding gains on
       securities available for sale .              -              -              -               -           5,678           5,678
     Reclassification adjustments for
       gains included in net loss ....              -              -              -               -               -               -
                                                                                                                       ------------
   Comprehensive income (loss) .......              -              -              -               -               -        (445,469)

   Sale of stock (net of offering
     costs of $912,503) ..............        952,713      4,763,565      5,756,488               -               -      10,520,053
                                            ---------   ------------   ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1998 ...........        952,713      4,763,565      5,756,488        (451,147)          5,678      10,074,584

   Net loss ..........................              -              -              -        (297,200)              -        (297,200)

   Other comprehensive income, net
     of tax:
     Unrealized holding losses on
       securities available for sale .              -              -              -               -         (64,205)        (64,205)
     Reclassification adjustments for
       gains included in net loss ....              -              -              -               -               -               -
                                                                                                                       ------------

   Comprehensive income (loss) .......              -              -              -               -               -        (361,405)

   11-for-10 stock split .............         95,274        476,370       (476,370)              -               -               -

   Par value conversion ..............              -      5,280,118     (5,280,118)              -               -               -
                                            ---------   ------------   ------------    ------------    ------------    ------------

BALANCE, JUNE 30, 1999 ...............      1,047,987   $ 10,520,053    $         -    $   (748,347)   $    (58,527)   $  9,713,179
                                            =========   ============   ============    ============    ============    ============
   (Unaudited)







           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the six months ended June 30, 1999
                                   (Unaudited)

OPERATING ACTIVITIES
   Net loss ...................................................    $   (297,200)
   Adjustments to reconcile net loss to net cash provided
   by operating activities
     Deferred income taxes ....................................        (154,468)
     Provision for possible loan losses .......................         450,000
     Depreciation and amortization ............................          50,794
     Increase in other assets .................................         (64,272)
     Increase in other liabilities ............................         261,364
                                                                   ------------
         Net cash provided by operating activities ............         246,218
                                                                   ------------

INVESTING ACTIVITIES
   Decrease in federal funds sold .............................       2,160,000
   Purchase of investment securities available for sale .......      (1,961,130)
   Net increase in loans ......................................     (16,934,032)
   Purchase of property and equipment .........................      (1,965,811)
                                                                   ------------
         Net cash used for investing activities ...............     (18,700,973)
                                                                   ------------

FINANCING ACTIVITIES
   Increase in Federal Home Loan Bank borrowings ..............       3,050,000
   Net increase in deposits ...................................      17,479,062
         Net cash provided by financing activities ............      20,529,062
         Increase in cash and due from banks ..................       2,074,307

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ..................       1,211,451
                                                                   ------------

CASH AND DUE FROM BANKS, END OF PERIOD ........................    $  3,285,758
                                                                   ============

















     See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

NOTE 2 - ORGANIZATION

           Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank and has no employees.

NOTE 3 - NET INCOME PER SHARE

           Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Company does not have any instruments which are dilutive; therefore, only basic net income per share of common stock is presented.

           In March, 1999, the Company declared an eleven-for-ten stock split of the Company's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock split.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-SB of Southcoast Financial Corporation. Results of operations for the period ending June 30, 1999 are not necessarily indicative of the results to be attained for any other period.

FORWARD LOOKING STATEMENTS

           Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's response to the Year 2000 problem, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

NET INTEREST INCOME

   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $774,602 for the six months ended June 30, 1999. For the three months ended June 30, 1999 net interest income was $452,107 compared to $322,495 for the three months ended March 31, 1999.

   Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

   Average earning assets for the quarter ending June 30, 1999 increased to $30.6 million or 42.7 percent from the $21.4 million reported for the first quarter ending March 31, 1999. The increase was mainly attributable to the increase in loans supported by a $9.6 million increase in interest bearing deposits which resulted from favorable economic conditions in the Charleston, South Carolina market and the Company's marketing efforts.

   The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest earnings assets and interest bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities coupled with a 64 basis point increase in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.

                                    Three months ended                  Three months ended                    Six months ended
                                      March 31, 1999                      June 30, 1999                        June 30, 1999
                                      --------------                      -------------                        -------------
                               Average     Income/   Yield/     Average       Income/    Yield/     Average        Income/    Yield/
ASSETS                         balance     expense    rate      balance       expense     rate      balance        expense     Rate
------                         -------     -------    ----      -------       -------     ----      -------        -------     ----

Federal funds sold ......   $ 4,170,408   $ 48,748    4.68%   $ 2,910,713   $    35,715    4.91%   $ 3,540,561   $   84,463    4.77%
Investments .............     3,367,041     47,143    5.60      4,632,690        65,335    5.64      3,999,866      112,478    5.62
                            -----------   --------            -----------   -----------            -----------   ----------
Total investments and
   federal funds sold ...     7,537,449     95,891    5.09      7,543,403       101,050    5.36      7,540,426      196,941    5.22
Loans ...................    13,865,838    366,146   10.56     23,014,557       608,935   10.58     18,440,198      975,081   10.58
                            -----------   --------            -----------   -----------            -----------   ----------
Total earning assets ....    21,403,287    462,037    8.63     30,557,960       709,985    9.29     25,980,624    1,172,022    9.02
                                          --------                          -----------
Other assets ............     2,078,417                         3,370,376                            2,724,396
                            -----------                       -----------                          -----------

Total assets ............   $23,481,704                       $33,928,336                          $28,705,020
                            ===========                       ===========                          ===========

Interest bearing deposits   $11,076,050   $133,328    4.82    $19,313,760   $   233,794    4.84    $15,194,905   $  367,122    4.83

FHLB advances ...........       438,925      6,214    5.66      1,873,656        24,084    5.14      1,156,291       30,298    5.24
                            -----------   --------            -----------   -----------            -----------   ----------
Total interest bearing
   liabilities ..........    11,514,975    139,542    4.85     21,187,416       257,878    4.87     16,351,196      397,420    4.86

Non-interest bearing
   liabilities ..........     1,903,790                         2,839,435                            2,371,612
                            -----------   --------            -----------   -----------            -----------   ----------
Total liabilities .......    13,418,765    139,542    4.16     24,026,851       257,878    4.29     18,722,808      397,420    4.25

Equity ..................    10,062,939                         9,901,485                            9,982,212
                            -----------                       -----------                          -----------
Total liabilities and
   Equity ...............   $23,481,704                       $33,928,336                          $28,705,020
                            ===========                       ===========                          ===========
Net interest income/
   margin ...............                 $322,495    6.03                  $   452,107    5.92                  $  774,602    5.96
                                          ========                          ===========                          ==========
Net interest spread .....                             3.78                                 4.42                                4.16


As reflected above, for the three months ended June 30, 1999 the average yield on earning assets amounts amounted to 9.29 percent, while the average cost of interest-bearing liabilities was 4.87 percent. For the three months ended March 31, 1999 the average yield on earning assets was 8.63 percent and the average cost of interest-bearing liabilities was 4.85 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended June 30, 1999 was 5.92 percent compared to 6.03 percent for the three months ended March 31, 1999. The decrease in the net interest margin is attributable to the increase in interest bearing liabilities which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 4.16 percent for the three months ended March 31, 1999 compared to 4.29 percent for the three months ended June 30, 1999. For the six months ended June 30, 1999, the net interest margin was 5.96 percent.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                     For the three months ended June 30, 1999
                                                                                     versus three months ended March 31, 1999
                                                                                     ----------------------------------------
                                                                                  Volume                Rate            Net change
                                                                                  ------                ----            ----------
Federal funds sold ................................................             $ (14,725)             $1,692             $ (13,033)
Investments .......................................................                17,721                 471                18,192
                                                                                ---------              ------             ---------
Total investments and federal funds sold ..........................                 2,996               2,163                 5,159
Total loans .......................................................               241,584               1,205               242,789
                                                                                ---------              ------             ---------
Total earning assets ..............................................               244,580               3,368               247,948
Total interest-bearing liabilities ................................               117,214               1,122               118,336
                                                                                ---------              ------             ---------
Net interest income ...............................................             $ 127,366              $2,246             $ 129,612
                                                                                =========              ======             =========

RESULTS OF OPERATIONS

   The Company's net loss for the six months ended June 30, 1999 was $297,200 or $.28 per share. For the three months ended June 30, 1999 the net loss was $149,600 or $.14 per share compared to $147,600 or $.14 per share for the three months ended March 31, 1999. The quarter ended June 30, 1999 includes salaries and other operating expenses necessary to support the hiring and training of staff for the Savannah Highway branch that will be opening during the third quarter of 1999.

   Noninterest income for the six months ended June 30, 1999 was $110,172. For the three months ended June 30, 1999, the noninterest income was $52,115 compared to $58,057 for the three months ended March 31, 1999. The three months ended March 31, 1999 included a $12,591 gain on the sale of securities. Fees on deposits grew to $24,025 for the three months ended June 30, 1999 from $18,277 for the three months ended March 31, 1999. The increase in deposit fees corresponds to the continued increase in deposits.

   Noninterest expenses for the six months ended June 30, 1999 were $886,442. Of this total, $674,217 represents salaries and benefits, occupancy cost and furniture and equipment expenses. For the three months ended June 30, 1999, total non-interest expenses amounted to $507,294 compared to $379,148 for the three months ended March 31, 1999. The $128,146 increase in expenses in the second quarter is primarily related to the hiring of the staff for the Savannah Highway branch and expenses associated with the formation of the holding company.

   The allowance for loan losses was 2.76 percent of loans as of June 30, 1999 compared to 2.92 percent as of December 31, 1998. In management's opinion, the allowance for loan losses is adequate.

LIQUIDITY

   Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. Southcoast Financial Corporation manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

LOANS

   Commercial financial and agricultural loans made up 14 percent of the total loan portfolio as of June 30, 1999, totaling $4.0 million. Loans secured by real estate for construction and land development totaled $2.7 million or 10 percent of the total loan portfolio while all other loans secured by real estate totaled $20.1 million or 72 percent of the total loan portfolio as of June 30, 1999. Installment loans and other consumer loans to individuals comprised $1.3 or 5 percent of the total loan portfolio.

CAPITAL RESOURCES

   The capital base for the Company decreased by the $297,200 net loss for the six months of 1999. The Company's equity to asset ratio was 23.6 percent as of June 30, 1999 compared to 48.7 percent as of December 31, 1998.

   The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As shown in the table below, as of June 30, 1999, the Company exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                      Well Capitalized      Adequately Capitalized
                                                                     Actual             Requirement              Requirement
                                                                     ------             -----------              -----------
                                                               Amount      Ratio      Amount      Ratio        Amount     Ratio
                                                               ------      -----      ------      -----        ------     -----
Total capital to risk weighted assets ..........              $10,011      42.84%     $2,337      10.00%       $1,870      8.00%
Tier 1 capital to risk weighted assets .........                9,713      41.56       1,402       6.00           935      4.00
Tier 1 capital to average assets ...............                9,713      28.63       1,696       5.00         1,357      4.00

YEAR 2000 READINESS DISCLOSURE

   Many computer-based information systems in use today exclude the century as part of the date definition, which could cause inaccurate calculations after December 31, 1999. The "Year 2000 Problem" had been recognized at the time company management was deciding which vendor packages to use in its daily operations. Management obtained representations from all of its vendors that the hardware/software was Year 2000 compliant. However, despite these representations, management has completed extensive testing of all of its computer hardware and software which has confirmed Year 2000 compliance. The estimated total cost of the testing was $20,000. The Company does not anticipate incurring any additional expenses to become Year 2000 compliant. Year 2000 problems encountered by customers and vendors of goods and services other than computer and data processing systems could adversely affect the Company. Management has developed contingency plans to deal with the types and extent of possible problems it can foresee. Contingency plans include the identification of alternate sources of computer hardware and software as well as plans for carrying on essential business functions without the use of computers. Based on the information it has obtained and reviewed, management of the Company does not believe that the most reasonably likely worst-case scenario the Company would encounter would be materially worse than a substantial inconvenience. Nevertheless, Year 2000 problems could have a material adverse effect on the Company, the dollar amount of which cannot be accurately quantified at this time because of inherent variables and uncertainties.

IMPACT OF INFLATION

   Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant impact on the Company's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.


                           PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         On April 20, 1999, the shareholders of Southcoast Community Bank (now the wholly owned subsidiary of the Company) held their regular annual meeting. At the meeting, two matters were submitted to a vote with results as follows:

1. Election of eight directors for a term of one year each.

                  DIRECTORS                                 Shares Voted
                                                        For          Abstain
                                                        ---          -------

              William A. Coates                      662,649            1,358
              Thomas E. Hamer, Sr.                   662,649            1,358
              Paul D. Hollen, III                    662,649            1,358
              L. Wayne Pearson                       662,649            1,358
              Norman T. Russell                      662,649            1,358
              Robert M. Scott                        662,649            1,358
              James H. Sexton, Jr.                   662,649            1,358
              James P. Smith                         662,649            1,358

     All of the directors also serve as initial directors of the Company.

2. Approval of the Plan of Exchange between the Company and Southcoast Community Bank.

          FOR: 662,649 Shares     AGAINST: 1,600 Shares    ABSTAIN: 1,000 Shares


ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits

     Exhibit No.
     From Item 601 of
     Regulation S-B                         Description
     --------------                         -----------

                2 Plan of Exchange between the Company and Southcoast Community Bank

               27                           Financial Data Schedule

b)    Reports on form 8-K.      None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




       Southcoast Financial Corporation
                    Name of Company


     L. Wayne Pearson
By:  -------------------------------------------------     Date: August 16, 1999
     President and Chief Executive Officer

     Robert M. Scott
By:  -------------------------------------------------     Date: August 16, 1999
     Executive Vice President and Chief
     Financial Officer
     (Principal financial officer)

                                  EXHIBIT INDEX

      Exhibit No.
     From Item 601 of
     Regulation S-B                         Description
     --------------                         -----------

                2 Plan of Exchange between the Company and Southcoast Community Bank

               27                           Financial Data Schedule