Form 10QSB
period 1999-09-30
SOUTHCOAST FINANCIAL CORP
filed 1999-11-15
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED September 30, 1999

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM  _______________  TO
    _________________.

                         Commission File Number 0-25933


                        SOUTHCOAST FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in the Charter)


                   Incorporated in the State of South Carolina
                I.R.S. Employer Identification Number 58-2384011


               530 Johnnie Dodds Boulevard, Mt. Pleasant, SC 29464
                    (Address of Principal Executive Offices)


                                 (843) 884-0504
              (registrant's Telephone Number, including Area Code)


         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock - No Par Value
1,047,987 Shares Outstanding on September 30, 1999

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                         SOUTHCOAST FINANCIAL CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                                                 (Unaudited)
                                                                                                September 30,        December 31,
                                                                                                     1999                 1998
                                                                                                     ----                 ----
ASSETS
   Cash and due from banks ...........................................................          $  1,560,363           $  1,211,451
   Federal funds sold ................................................................             1,410,000              4,220,000
   Investment securities available for sale ..........................................             4,683,264              2,732,978
   Loans, net of allowance of $805,000 and $325,000 ..................................            35,768,157             10,821,975
   Property and equipment - net ......................................................             3,799,774              1,243,133
   Other assets ......................................................................               885,297                453,207
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 48,106,855           $ 20,682,744
                                                                                                ============           ============

LIABILITIES
   Deposits
     Noninterest-bearing .............................................................          $  3,695,082           $  2,114,621
     Interest bearing ................................................................            29,538,018              7,444,869
                                                                                                ------------           ------------
       Total deposits ................................................................            33,233,100              9,559,490
   Federal Home Loan Bank borrowings .................................................             4,900,000                950,000
Other liabilities ....................................................................               271,180                 98,670
                                                                                                ------------           ------------

       Total liabilities .............................................................            38,404,280             10,608,160
                                                                                                ------------           ------------
SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized;
     1,047,987 shares outstanding at September 30, 1999. $5.00 par value; 20,000,000 shares authorized; 952,713 shares
     outstanding at December 31, 1998) ...............................................            10,520,053              4,763,565
   Paid-in capital ...................................................................                     -              5,756,488
   Retained deficit ..................................................................              (734,022)              (451,147)
   Accumulated other comprehensive income (loss) .....................................               (83,456)                 5,678
                                                                                                ------------           ------------
       Total shareholders' equity ....................................................             9,702,575             10,074,584
                                                                                                ------------           ------------
       Total liabilities and shareholders' equity ....................................          $ 48,106,855           $ 20,682,744
                                                                                                ============           ============









         See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                  Three months      Three months        Nine months
                                                                                     ended             ended               ended
                                                                                 June 30, 1999      Sept. 30, 1999    Sept. 30, 1999
                                                                                 -------------      --------------   --------------

INTEREST INCOME
   Loans, including fees .................................................        $   608,935         $  816,752        $ 1,791,833
   Investment securities .................................................             65,335             80,146            192,624
   Federal funds sold ....................................................             35,715             22,855            107,318
                                                                                  -----------         ----------        -----------
       Total interest income .............................................            709,985            919,753          2,091,775

INTEREST EXPENSE
   Deposits and borrowings ...............................................            257,878            370,709            768,129
                                                                                  -----------         ----------        -----------
       Net interest income ...............................................            452,107            549,044          1,323,646

PROVISION FOR POSSIBLE LOAN LOSSES .......................................            225,000             30,000            480,000
                                                                                  -----------         ----------        -----------
       Net interest income after provision for loan losses ...............            227,107            519,044            843,646
                                                                                  -----------         ----------        -----------

NONINTEREST INCOME
   Service fees on deposit accounts ......................................             24,025             22,981             65,283
   Fees on loans sold ....................................................             15,274             11,719             42,163
   Other .................................................................             12,816             21,104             58,530
                                                                                  -----------         ----------        -----------
       Total non interest income .........................................             52,115             55,804            165,976
                                                                                  -----------         ----------        -----------

NONINTEREST EXPENSES
   Salaries and employee benefits ........................................            324,211            336,725            913,089
   Occupancy .............................................................             16,103             14,669             44,756
   Furniture and equipment ...............................................             35,189             47,864            115,630
   Advertising and public relations ......................................             21,232             24,460             63,315
   Professional fees .....................................................             44,150             35,568             95,433
   Travel and entertainment ..............................................             24,374             30,406             69,821
   Telephone, postage and supplies .......................................             29,719             51,945            104,721
   Other operating .......................................................             12,316             11,716             33,030
                                                                                  -----------         ----------        -----------
       Total non interest expenses .......................................            507,294            553,353          1,439,795
                                                                                  -----------         ----------        -----------
       Income (loss) before income taxes .................................           (228,072)            21,495           (430,171)
INCOME TAX  (BENEFIT) ....................................................            (78,472)             7,172           (147,296)
                                                                                  -----------         ----------        -----------
       Net income (loss) .................................................        $  (149,600)        $   14,323        $  (282,875)
                                                                                  ===========         ==========        ===========

NET INCOME (LOSS)  PER COMMON SHARE ......................................        $      (.14)        $      .01        $      (.27)
                                                                                  ===========         ==========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ......................................          1,047,987          1,047,987          1,047,987
                                                                                  ===========         ==========        ===========



       See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                        Accumulated       Total
                                                                                                          other           share-
                                                         Common stock         Paid-in     Retained     comprehensive      holders'
                                                     Shares      Amount       capital      deficit        income          equity
                                                     ------      ------       -------      -------        ------          ------


BALANCE, JANUARY 1, 1998 .....................           -   $         -   $         -    $       -    $          -    $          -

   Net loss ..................................           -             -             -     (306,802)              -        (306,802)

   Other comprehensive income, net
     of tax:
     Unrealized holding gains on
       securities available for sale .........           -             -             -            -               -               -
     Reclassification adjustments for
       gains included in net loss ............           -             -             -            -               -               -
   Comprehensive income (loss) ...............           -             -             -            -               -               -

   Sale of stock (net of offering
     costs of $912,503) ......................     952,713     4,763,565     5,756,488            -               -      10,520,053
                                                 ---------   -----------   -----------    ---------    ------------    ------------

BALANCE,  SEPTEMBER 30,1998 ..................     952,713     4,763,565     5,756,488     (306,802)              -      10,213,251
                                                 =========   ===========   ===========    =========    ============    ============

BALANCE, JANUARY 1, 1999 .....................     952,713     4,763,565     5,756,488     (451,147)          5,678      10,074,584

   Net loss ..................................           -             -             -     (282,875)              -        (282,875)

   Other comprehensive income, net
     of tax:
     Unrealized holding losses on
       securities available for sale .........           -             -             -            -         (89,134)        (89,134)
     Reclassification adjustments for
       gains included in net loss ............           -             -             -            -               -               -
                                                                                                                       ------------

   Comprehensive income (loss) ...............           -             -             -            -               -        (372,009)
   11 for ten stock split ....................      95,274       476,370      (476,370)           -               -               -
   Par value conversion ......................           -     5,280,118    (5,280,118)           -               -               -
                                                 ---------   -----------   -----------    ---------    ------------    ------------

BALANCE, September 30, 1999 ..................   1,047,987   $10,520,053   $         -    $(734,022)   $    (83,456)   $  9,702,575
                                                 =========   ===========   ===========    =========    ============    ============








           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the nine months ended September 30
                                   (Unaudited)


OPERATING ACTIVITIES                                                                               1999                      1998
                                                                                                   ----                      ----

     Net loss ......................................................................           $   (282,875)           $   (306,802)
     Adjustments to reconcile net loss to net cash provided
     by operating activities
         Deferred income ...........................................................               (184,611)                      -
         Provision for possible loan losses ........................................                480,000                 100,000
         Depreciation and amortization .............................................                 61,687                  13,853
         Increase in other assets ..................................................               (211,165)               (234,202)
         Increase in other liabilities .............................................                173,510                  84,384
                                                                                               ------------            ------------
                  Net cash provided by operating activities ........................                 36,546                (342,767)
                                                                                               ------------            ------------

INVESTING ACTIVITIES
     Decrease (increase) in federal funds sold .....................................              2,810,000              (9,250,000)
     Purchase of investment securities available for sale ..........................             (2,057,314)             (1,000,078)
     Net increase in loans .........................................................            (25,426,182)             (2,774,195)
     Purchase of property and equipment ............................................             (2,637,748)             (1,047,283)
                                                                                               ------------            ------------
                  Net cash used for investing activities ...........................            (27,311,244)            (14,071,556)
                                                                                               ------------            ------------

FINANCING ACTIVITIES
     Increase in Federal Home Loan Bank borrowing ..................................              3,950,000                       -
     Sale of stock, net ............................................................                      -              10,520,053
     Net increase in deposits ......................................................             23,673,610               4,108,395
                                                                                               ------------            ------------
                  Net cash provided by financing activities ........................             27,623,610              14,628,448
                                                                                               ------------            ------------
                  Increase in cash and due from banks ..............................                348,912                 214,125

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD .......................................              1,211,451                       -
                                                                                               ------------            ------------

CASH AND DUE FROM BANKS, END OF PERIOD .............................................           $  1,560,363            $    214,125
                                                                                               ============            ============















     See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Because the business operations did not commence until the third quarter of 1998, no statements of income for 1998 are presented.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-SB of Southcoast Financial Corporation. It will concentrate on the nine months of operations ending September 30,1999. The Bank commenced operations on July 20, 1998 and was in business for a portion of the third quarter of 1998. Where appropriate, comparisons to second quarter of 1999 have been made. Results of operations for the period ending September 30, 1999 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

NET INTEREST INCOME

   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,323,646 for the nine months ended September 30, 1999. For the three months ended September 30, 1999 net interest income was $549,044 compared to $452,107 for the three months ended June 30, 1999.

   Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

   Average earning assets for the quarter ending September 30, 1999 increased to $38.5 million or 25.8 percent from the $30.6 million reported for the quarter ending June 30, 1999. The increase was mainly attributable to the increase in loans supported by a $8.2 million increase in interest bearing liabilities which resulted from favorable economic conditions in the Charleston, South Carolina market and the Company's marketing efforts.

   The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest earnings assets and interest bearing liabilities. The increase in net interest income is due to increased volume of earnings assets and interest bearing liabilities coupled with a 10 basis point increase in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.

                                    Three months ended                  Three months ended                   Nine months ended
                                      June 30, 1999                     September 30, 1999                  September 30, 1999
                               -----------------------------    ---------------------------------    -------------------------------
ASSETS                         Average     Income/    Yield/    Average        Income/     Yield/    Average      Income/     Yield/
                               balance     expense     rate     balance        expense      rate     balance      expense      rate
                               -------     -------     ----     -------        -------      ----     -------      -------      ----

Federal funds sold ........ $ 2,910,713   $ 35,715     4.91%  $ 1,839,262   $    22,855     4.97%  $ 2,973,461   $  107,318    4.81%
Investments ...............   4,632,690     65,335     5.64     4,646,234        80,146     6.90     4,215,322      192,624    6.09
                            -----------   --------            -----------   -----------            -----------   ----------
Total investments and
   federal funds sold .....   7,543,403    101,050     5.36     6,485,496       103,001     6.35     7,188,783      299,942    5.56
Loans .....................  23,014,557    608,935    10.58    31,968,913       816,752    10.22    22,949,769    1,791,833   10.41
                            -----------   --------            -----------   -----------            -----------   ----------
Total earning assets ......  30,557,960    709,985     9.29    38,454,409       919,753     9.57    30,138,552    2,091,775    9.25
Other assets ..............   3,370,376                         4,533,611                            3,327,468
                            -----------                       -----------                          -----------
Total assets .............. $33,928,336                       $42,988,020                          $33,466,020
                            ===========                       ===========                          ===========
Interest bearing deposits   $19,313,760   $233,794     4.84   $24,962,825   $   313,747     5.03   $18,450,878   $  680,869    4.92
FHLB advances .............   1,873,656     24,084     5.14     4,388,849        56,962     5.19     2,233,810       87,260    5.21
                            -----------   --------            -----------   -----------            -----------   ----------
Total interest bearing
   liabilities ............  21,187,416    257,878     4.87    29,351,674       370,709     5.05    20,684,688      768,129    4.95
Non-interest bearing
   liabilities ............   2,839,435                         3,846,897                            2,863,374
                            -----------   --------            -----------   -----------            -----------   ----------
Total liabilities .........  24,026,851    257,878     4.29    33,198,571       370,709     4.47    23,548,062      768,129    4.35
Equity ....................   9,901,485                         9,789,449                            9,917,958
                            -----------                       -----------                          -----------
Total liabilities and
   Equity ................. $33,928,336                       $42,988,020                          $33,466,020
                            ===========                       ===========                          ===========
Net interest income/
   margin .................               $452,107     5.92                 $   549,044     5.71                 $1,323,646    5.86
                                          ========                          ===========                          ==========
Net interest spread .......                            4.42                                 4.52                               4.30


As reflected above, for the three months ended September 30, 1999 the average yield on earning assets amounts amounted to 9.57 percent, while the average cost of interest-bearing liabilities was 5.05 percent. For the three months ended June 30, 1999 the average yield on earning assets was 9.29 percent and the average cost of interest-bearing liabilities was 4.87 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended September 30, 1999 was 5.71 percent compared to 5.92 percent for the three months ended June 30, 1999. The decrease in the net-interest margin is attributable to the increase in interest bearing liabilities which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 4.47 percent for the three months ended September 30, 1999 compared to 4.29 percent for the three months ended June 30, 1999. For the nine months ended September 30, 1999, the net interest margin was 5.86 percent.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                   For the three months ended September 30, 1999
                                                                                      versus three months ended June 30, 1999
                                                                                      ---------------------------------------
                                                                                Volume                  Rate              Net change
                                                                                ------                  ----              ----------
Federal fund sold .................................................            $ (13,147)            $    287             $ (12,860)
Investments .......................................................                  191               14,620                14,811
                                                                               ---------             --------             ---------
Total investments and federal funds sold ..........................              (12,956)              14,907                 1,951
Total loans .......................................................              236,921              (29,104)              207,817
                                                                               ---------             --------             ---------
Total earning assets ..............................................              223,965              (14,197)              209,768
Total interest-bearing liabilities ................................               99,369               13,462               112,831
                                                                               ---------             --------             ---------
Net interest income ...............................................            $ 124,596             $(27,659)            $  96,937
                                                                               =========             ========             =========

RESULTS OF OPERATIONS

   The Company's net loss for the nine months ended September 30, 1999 was $282,875 or $.27 per share. For the three months ended September 30, 1999 the net income was $14,323 or $.01 per share compared to a net loss of $149,600 or $.14 per share for the three months ended June 30, 1999. The amount of the Company's provision for loan losses in the third quarter was $30,000 which was substantially less than the amount of the provision in previous quarters. Since opening the bank in July 1998, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans. In the third quarter of 1999, management concluded that the allowance for loan losses was large enough to allow for the risk of loss of one or two of the Company's larger loans and still reflect the risk of loss in the loan portfolio as a whole. Consequently, the Company made a provision for loan losses for third quarter of 1999 that was less than in prior quarters. Had it been kept at the level of prior quarters, the Company would have reported a net operating loss for the third quarter of 1999.

   Non-interest income for the nine months ended September 30, 1999 was $165,976. For the three months ended September 30, 1999 the noninterest income was $55,804 compared to $52,115 for the three months ended June 30, 1999.

   Non-interest expenses for the nine months ended September 30, 1999 were $1,439,795, of this total $1,074,475 represents salaries and benefits, occupancy cost and furniture and equipment expenses. For the three months ended September 30, 1999, total non-interest expenses amounted to $553,353 compared to $507,294 for the three months ended June 30, 1999. The slight increase in expenses in the third quarter is primarily related to expenses associated with the opening of the Savannah Highway branch.

LIQUIDITY

   Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings from the Federal Home Loan Bank are the Company's primary source of funds for credit activities. The Company also has a $3 million line of credit with the Bankers Bank of Atlanta. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

LOANS

   Commercial financial and agricultural loans made up 16 percent of the total loan portfolio as of September 30, 1999, totaling $5.8 million. Loans secured by real estate for construction and land development totaled $3.4 million or 9 percent of the total loan portfolio while all other loans secured by real estate totaled $25.9 million or 71 percent of the total loan portfolio as of September30, 1999. Installment loans and other consumer loans to individuals comprised $1.5 million or 4 percent of the total loan portfolio. The allowance for loan losses was 2.20 percent of loans as of September 30, 1999 compared to 2.92 percent as of December 31, 1998. In management's opinion, the allowance for loan losses is adequate. At September 30, 1999, the Company had no loans that were 90 days or more past due or non-accruing.

CAPITAL RESOURCES

   The capital base for the Company decreased by $372,009 for the nine months of 1999, due to operating losses and unrealized losses carried on securities. The Company's equity to asset ratio was 20.2 percent as of September 30, 1999 compared to 48.7 percent as of December 31, 1998.

   The  Federal  Deposit   Insurance   Corporation  has  issued  guidelines  for
   risk-based capital requirements. As of September 30, 1999, the Company exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                      Well Capitalized     Adequately Capitalized
                                                                   Actual               Requirement              Requirement
                                                                   ------               -----------              -----------
       (Dollars in thousands)                            Amount         Ratio      Amount         Ratio      Amount         Ratio
                                                         ------         -----      ------         -----      ------         -----
Total capital to risk weighted assets ..........        $10,099         34.43%     $2,933         10.00%     $2,347         8.00%
Tier 1 capital to risk weighted assets .........          9,727         33.16       1,706          6.00       1,173         4.00
Tier 1 capital to average assets ...............          9,727         22.64       2,148          5.00       1,718         4.00

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

 RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instrument and Hedging Activities". All derivatives are to be measured at fair value and recognized in the balance sheets as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137 (Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of the FASB Statement No. 133) and is effective for fiscal years and quarters beginning after June 15, 2000. Because the Company does not use derivative transactions at this time, management does not expect this standard to have a significant effect on the Company.

   In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. The new statement establishes accounting and reporting standards for certain activities of mortgage banking enterprises. The statement is effective for the first quarter beginning after December 15, 1998. The statement will have no effect on the financial statements of the Company.

   In February 1999, the FASB issued SFAS 135, " Rescission of FASB Statement No. 75 and Technical Corrections". The FASB provides technical corrections for previously issued statements and rescinds SFAS 75, which provides guidance related to pension of state and local governmental units. SFAS 135 is effective for the fiscal years ending after February 15, 1999. This statement will have no effect on the financial statements of the Company.

   In June 1999, the FASB issued SFAS 136," Transfers of Assets to a Not-for -Profit Organization or Charitable Trust that Raises or Holds Contributions for Others" is effective for fiscal periods beginning after December 15, 1999. This statement establishes standards for transactions in which an entity makes a contribution by transferring assets to a not-for -profit organization or a charitable trust and then requires these contributions to be used in specified manner. This statement will have no effect on the financial statements of the Company.

                           PART II - OTHER INFORMATION




ITEM 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

     Exhibit No.
     From Item 601 of
     Regulation S-B                             Description

     ----------------------------               ------------------------------

                3.1*                            Articles of Incorporation
                3.2*                            Bylaws
                10.1                            Stock Option Plan
                27                              Financial Data Schedule

b)       Reports on form 8-K.      None.

-------------------
*Incorporated by reference to Form 10-SB filed April 30, 1999.

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




       Southcoast Financial Corporation
       --------------------------------
              Name of Company


     s/L. Wayne Pearson
By:---------------------------------------       Date: November 15, 1999
     President and Chief Executive Officer

     s/Robert M. Scott
By:---------------------------------------       Date: November 15, 1999
     Executive Vice President and
      Chief Financial Officer