Form 10KSB
period 1999-12-31
SOUTHCOAST FINANCIAL CORP
filed 2000-03-30
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999                  File Number 0-25933

                        SOUTHCOAST FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

                 South Carolina                         57-1079460
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

         530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina 29464
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (843) 884-0504

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $3,380,945.

         The aggregate market value of the Common Stock held by non-affiliates on February 29, 2000, was approximately $6,070,000. As of February 29, 2000, there were 1,047,987 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III


Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [x]

                           FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements with respect to the financial condition, results of operations, and business of the Company and the Bank. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) The Company and its subsidiary bank may not be able to operate profitably; (2) Competitive pressure in the banking industry may increase significantly; (3) Costs or difficulties related to operation of the Bank may be greater than expected; (4) Changes in the interest rate environment may reduce margins; (5) General economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit demand and quality; (6) Changes may occur in the regulatory environment; (7) Changes may occur in business conditions and/or inflation; and (8) Changes may occur in the securities markets. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.


                                     PART I


Item 1.  Description of Business.

General

         Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 under the laws of South Carolina for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company and the Company became the owner of all of the outstanding capital stock of the Bank. The Company presently engages in no business other than that of owning the Bank and has no employees.

         The Bank is a South Carolina state bank incorporated in June, 1998, which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant and Charleston, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant, South Carolina, and the Charleston office is located at 802 Savannah Highway in Charleston, South Carolina.

         The Bank offers a full array of commercial bank services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. Most of the Bank's deposits are attracted from individuals and small businesses. The Bank does not offer trust services.

         The Bank offers secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial, consumer and residential purposes. Consumer loans include: car loans, home equity improvement loans (secured by first and second mortgages), personal expenditure loans, education loans, overdraft lines of credit, and the like. Commercial loans include short term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment inventory, accounts receivable, and the like. Management believes that the credit staff possesses knowledge of the community and lending skills sufficient to enable the Bank to maintain a sufficient volume of high quality loans.

         Management of the Bank believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals, industries or groups of related individuals or industries and the Bank has no foreign loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in its service area within Charleston County, South Carolina. The economy of this area is diversified and does not depend on any one industry or group of related industries. Management has established loan policies and practices that include set limitations on loan-to-collateral value for different types of collateral, requirements for appraisals, obtaining and maintaining current credit and financial information on borrowers, and credit approvals.

         Other services offered by the Bank include residential mortgage loan origination services, safe deposit boxes, night depository service, VISA(R) and MasterCard(R) charge cards, tax deposits, and travelers checks, and twenty-four hour automated teller service is planned. The ATM will be part of the Intercept network.

         At March 1, 2000, the Bank employed 32 persons full-time. Management of the Bank believes that its employee relations are excellent.


Competition

         Competition between commercial banks and thrift institutions (savings and loan associations) and credit unions has intensified significantly as a result of the elimination of many previous distinctions between the various types of financial institutions, and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the elimination of many distinctions between a commercial bank and thrift institution. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal authority to provide most financial services.

         The Bank competes in the South Carolina county of Charleston, for which the most recent market share data available is as of June 30, 1999. At that time, 15 banks, savings and loans, and savings banks with 105 branch locations competed in Charleston County for aggregate deposits of approximately $3.16 billion. The Bank's share of that market was 0.86%.

         Banks generally compete with other financial institutions through the savings products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. In the conduct of certain areas of its business, the Bank competes with commercial banks, credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking services and trust services, that the Bank does not provide. Moreover, most of these competitors have more numerous branch offices located throughout their market areas, a competitive advantage that the Bank does not have to the same degree.

         The banking industry is significantly affected by prevailing economic conditions as well as by government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions. Deposits at banks are influenced by a number of economic factors, including interest rates, competing instruments, levels of personal income and savings, and the extent to which interest on retirement savings accounts is tax deferred. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry, and availability of funds. Primary sources of funds for lending activities include savings deposits, income from investments, loan principal repayments, and proceeds from sales of loans to conventional participating lenders.

Effect of Government Regulation

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Recent Legislation." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

         The Company is subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies and State Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks.

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Company and the Bank exceeded all applicable capital requirements by a wide margin at December 31, 1999.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. It is not anticipated that the Company will pay cash dividends in the near future.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank's loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph. Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

         Under provisions of the new legislation, which are effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act will not go into effect until after adoption of implementing regulations by various federal agencies.

         The Company anticipates that the Act and the regulations which are to be adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.


Legislative Proposals

         New proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property.

         The Company owns the real property at 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. Another piece of property owned by the Company in Mt. Pleasant, South Carolina, is used as an administrative center. The Company also owns properties in Charleston County, South Carolina, where its branch office is located, and Berkeley County, South Carolina, which it is renovating for an additional branch. All properties are believed to be well suited for the Company's needs.

Item 3.  Legal Proceedings.

         The Company is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company's business and operations.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over The Counter Bulletin Board. The reported high and low bid prices for each quarter of 1999 and the last two quarters of 1998 (the stock began trading in July, 1998) are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                       Low                       High
                                       ---                       ----
       1999
       ----
Fourth Quarter                        $7.00                     $ 9.00
Third Quarter                          8.00                      10.25
Second Quarter                         9.00                      10.50
First Quarter*                         7.50                       9.12

       1998
       ----
Fourth Quarter*                        7.75                       9.50
Third Quarter*                         8.12                      12.25
___________________
*Amounts adjusted to reflect an 11 for 10 stock split in the form of a 10% stock dividend declared March 3, 1999.

         As of February 28, 2000, there were approximately 986 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. At present, the Company's only source of funds with which it could pay dividends is dividend payments from the Bank. South Carolina banking regulations restrict the amount of cash dividends that can be paid to shareholders, and all of the Bank's cash dividends to shareholders are subject to the prior approval of the South Carolina Commissioner of Banking.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank. The Bank began operations in the second half of 1998. Accordingly, comparisons of amounts for 1998 to 1999 may be of very limited usefulness and should not be viewed as an indicator of future change. Per share amounts have been adjusted to reflect an 11 for 10 stock split in the form of a 10% stock dividend declared March 3, 1999.

Earnings Performance

         The Bank had a net loss from operations for the year ended December 31, 1999 of $263,000, or $0.25 per share, compared to a net loss for the year ended December 31, 1998 of $451,147 or $.43 per common share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $1,889,280 for 1999 as compared to $408,096 for 1998 The Bank also had other operating income (principally service charges, fees and commissions) of $232,452 in 1999 and $20,090 in 1998. The Bank provided $510,000 and $325,000 to its reserve for loan losses in 1999 and 1998, respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $2,011,857 in 1999 and $786,741 in 1998.

Net Interest Income

         Net interest income is the amount of interest earned on interest earning assets (loans, investment securities, time deposits in other banks and federal funds sold), less the interest expenses incurred on interest bearing liabilities (interest bearing deposits and borrowed money), and is the principal source of the Bank's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

         During the year ended December 31, 1998, net interest income was $408,000. For the year ended December 31, 1999, net interest income was $1,889,000. This increase was primarily attributable to an increase in volume as average interest earning assets increased to $34,417,000 in 1999 from $6,104,000 in 1998. The average yield on interest earning assets increased from 8.11% to 9.15% from 1998 to 1999, while the average cost of interest bearing liabilities increased from 4.79% to 5.03%. The net yield on average interest earning assets decreased from 6.68% in 1998 to 5.49% in 1999.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 1999 and 1998.

                       Average Balances, Yields and Rates
                             (Dollars in Thousands)

                                                           Year Ended December 31                  Year Ended December 31,
                                                           ----------------------                  -----------------------
                                                                    1999                                    1998
                                                                    ----                                    ----
                                                                   Interest                                Interest
                                                        Average     Income/    Yields/         Average      Income/    Yields/
                                                      Balances(1)   Expense     Rates        Balances(1)    Expense     Rates
                                                      -----------   -------     -----        -----------    -------     -----
Assets
Federal funds sold                                     $ 2,799     $  137       4.91%          $3,675       $ 194      5.28%
Investment securities                                    4,211        259       6.15%             524          30      5.73%
Loans, net                                              27,407      2,752      10.01%           1,905         271     14.23%
                                                       -------     ------                      ------       -----
  Total interest earning assets                         34,417      3,148       9.15%           6,104         495      8.11%
Other assets                                             3,883                                    627
                                                       -------                                 ------
  Total assets                                         $38,300                                 $6,731
                                                       =======                                 ======
Liabilities and shareholders' equity
  Interest bearing deposits                            $21,996      1,110       5.05%          $1,812        $ 86      4.75%
FHLB advances                                            3,029        149       4.91%               3           1      4.85%
                                                       -------     ------                      ------        ----
    Total interest bearing liabilities                  25,025      1,259       5.03%           1,815          87      4.79%
Noninterest bearing demand deposits                      3,305                                    256
Other liabilities                                           82                                     28
                                                       -------                                 ------
    Total liabilities                                   28,412                                  2,099
Shareholders' equity                                     9,888                                  4,632
                                                       -------                                 ------
  Total liabilities and  shareholders' equity          $38,300                                 $6,731
                                                       =======                                 ======
Interest rate spread (2)                                                        4.12%                                  3.32%
Net interest income and net yield                                  $1,889       5.49%                       $ 408      6.68%
  on earning assets (3)
Interest free funds supporting earning assets (4)       $9,392                                 $4,289

(1)  Average balances are computed on a daily basis.
(2) Total interest earning assets yield less the total interest bearing liabilities rate.
(3)  Net interest income divided by total interest earning assets.
(4)  Total interest earning assets less total interest bearing liabilities.

Rate/Volume Analysis of Net Interest Income

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

                                                 Year Ended December 31,
                                                  1999 compared to 1998
                                                 Increase (Decrease) Due to
                                           ------------------------------------
                                                     (Dollars in Thousands)
                                             Volume          Rate         Change
                                             ------          ----         ------
Interest earned on:
  Federal Funds Sold .................      $   (46)      $   (11)      $   (57)
  Investments ........................          211            18           229
  Net Loans ..........................        3,628        (1,147)        2,481
                                            -------       -------       -------
Total Interest Income ................        3,793        (1,140)        2,653
                                            -------       -------       -------
Interest paid on:
  Deposits ...........................          958            60         1,024
  FHLB Advances ......................          147             1           148
                                            -------       -------       -------
Total Interest Expense ...............        1,105            67         1,172
                                            -------       -------       -------
Change in Net Interest Income ........      $ 2,688       $(1,207)      $ 1,481
                                            =======       =======       =======

         During 2000, management expects that interest rates will not radically change. Therefore, any improvements in net interest income for 2000 are expected to be largely the result of increases in volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service area in Charleston, South Carolina. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

Interest Rate Sensitivity

         Interest rate sensitivity management is concerned with the timing and magnitude of repricing of assets compared to liabilities and is an important part of asset/liability management. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movement. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made.

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, resulting in an asset sensitive position at December 31, 1999 of $3.19 million for a cumulative gap ratio of 0.89%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities. For a bank with a negative gap, such as the Bank, rising interest rates would be expected to have a negative effect on net interest income and falling rates would be expected to have the opposite effect.

         The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or the date at which the loans may be repriced contractually. Time deposits in other banks are reflected in the deposits' maturity dates. Repurchase agreements and other borrowed funds are reflected in the earliest contractual repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity dates. Fixed rate advances are reflected at their contractual maturity dates, and variable rate advances are reflected in the earliest repricing interval since they were borrowed under the daily rate credit option, and reprice daily.

                          Interest Sensitivity Analysis

                                                                             December 31, 1999
                                                                             -----------------
                                                       Within         4-12      Over 1-5       Over 5
                                                      3 Months       Months      Years         Years          Total
                                                      --------       ------     --------       ------         -----
                                                                       (Dollars in thousands)
Interest earning assets
   Time deposits in other banks ..................     $   262      $     0      $     0       $    0       $   262
    Federal funds sold ...........................       1,310            0            0            0         1,310
   Other investments .............................           0            0        2,179          942         3,121
   Loans:
      Fixed rate .................................       1,869        3,007        6,603        2,693        20,172
      Variable rate ..............................       9,882       10,735        3,044          155        23,816
                                                       -------      -------      -------       ------       -------
        Total interest earning assets ............     $13,323      $13,742      $11,826       $9,790       $48,681
                                                       =======      =======      =======       ======       =======
Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts ......           0            0            0        1,194         1,194
      Savings ....................................           0            0            0        5,294         5,294
      Time deposits $100M and over ...............       5,910        4,044          108            0        10,062
      Other time deposits ........................       6,654        9,149          225            0        16,028
                                                       -------      -------      -------       ------       -------
        Total interest bearing deposits ..........      12,564       13,193          333        6,488        32,578
      FHLB borrowing .............................       2,500        2,000        2,400            0         6,900
                                                       -------      -------      -------       ------       -------
        Total interest bearing liabilities .......     $15,064      $15,193       $2,733       $6,488       $39,478
                                                       =======      =======       ======       ======       =======
Interest sensitivity gap .........................      (1,741)      (1,451)       9,093        3,302
Cumulative interest sensitivity gap ..............      (1,741)      (3,192)       5,901        9,203
Gap ratio ........................................        0.88%        0.90%        4.33%        1.51%
Cumulative gap ratio .............................        0.88%        0.89%        1.18%        1.23%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for possible loan losses in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate enough to provide for future losses. The Bank provided $510,000 and $325,000 to the allowance during the years ended December 31, 1999 and 1998, respectively.

Other Income

         The Bank had other income of $232,452 in 1999 compared to $20,090 in 1998. Other income consisted primarily of service charges on deposit accounts and fees on loans sold.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing expenses, totaled $2,011,857 for the year ended December 31, 1999 as compared to $786,741 for the year ended December 31, 1998. The increase in expenses was due to increases in staff and facilities needed to support the increase in assets.

Income Taxes

         During the year ended December 31, 1999, the Bank recorded a tax benefit of $137,125 compared to $232,408 for the year ended December 31, 1998. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes.

Investment Portfolio

         As of December 31, 1999, the Bank's investment portfolio comprised approximately 5.6% of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 1999 and at December 31, 1998. Available-for-sale securities are stated at estimated fair value. The Bank had no held to maturity securities at December 31, 1999 or 1998.

                        Securities Portfolio Composition

                                                    December 31, 1999                   December 31, 1998
                                            ----------------------------------   ---------------------------------
                                                           Net                                 Net
                                                        Unrealized                          Unrealized
                                               Book      Holding      Fair         Book      Holding      Fair
                                              Value    Gain/(Loss)    Value        Value   Gain/(Loss)    Value
                                              -----    -----------    -----        -----   -----------    -----
                                                                   (Dollars in thousands)
Available for sale:
         U. S. Agency obligations            $3,250      $(129)     $ 3,121      $ 2,724       $ 9      $ 2,733
                                             ------      -----      -------      -------       ---      -------
                                             $3,250      $(129)     $ 3,121      $ 2,724       $ 9      $ 2,733
                                             ======      =====      =======      =======       ===      =======

         The following table presents maturities and weighted average yields of debt securities available for sale at December 31, 1999 stated at estimated fair value.

                   Securities Portfolio Maturities and Yields

                                                         December 31, 1999
                                                         -----------------
                                                      Fair
                                                      Value              Yield
                                                      -----              -----
                                                       (Dollars in thousands)
U. S. Agency obligations
         Due from one to five years                   $2,179              6.11%
         Due from five to ten years                      942              6.37%
                                                      ------
                                                       3,121              6.19%
Total
         Due from one to five years                    2,179              6.11%
         Due from five to ten years                      942              6.37%
                                                      ------
                  Total                               $3,121              6.19%
                                                      ======

 Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 1999 and 1998, are shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                             December 31,
                                                             ------------
                                                          1999             1998
                                                          ----             ----
                                                        (Dollars in thousands)
         Commercial ..............................      $  7,925       $  4,426
         Real estate - Construction ..............         3,704            405
         Real estate - Mortgage ..................        30,267          5,876
         Consumer ................................         2,092            440
                                                        --------       --------
             Total loans .........................        43,988         11,147
         Less allowance for loan losses ..........          (835)          (325)
                                                        --------       --------
                                                        $ 43,153       $ 10,822
                                                        ========       ========

         A certain degree of risk taking is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks assumed and to ultimately minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines.

         Commercial loans primarily represent loans made to businesses, and may be made on either a secured or an unsecured basis. When taken, collateral consists of liens on receivables, equipment, inventories, furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To control risk, initial and continuing financial analysis of a borrower's financial information is required.

         Real estate construction loans generally consist of financing the construction of 1-4 family dwellings and some nonfarm, nonresidential real estate. Usually, loan to cost ratios are limited to 80% and permanent financing commitments are required prior to the advancement of loan proceeds.

         Loans secured by real estate mortgages comprised nearly 68% of the Bank's loan portfolio at December 31, 1999. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 1999, as well as the type of interest requirement on such loans.

                                                                             December 31, 1999
                                                         One Year          One to        Five Years
                                                          Or Less        Five Years       Or More          Total
                                                          -------        ----------       -------          -----
                                                                          (Dollars in thousands)
Commercial, financial and industrial                      $ 2,158        $ 5,111          $   656           $ 7,925
Real estate - construction                                  1,174            249            2,281             3,704
Real estate - mortgage                                      2,061         12,543           15,663            30,267
Consumer installment                                          549          1,239              304             2,092
                                                          -------        -------          -------           -------
         Total loans                                      $ 5,942        $19,142          $18,904           $43,988
                                                          =======        =======          =======           =======

Predetermined rate, maturity greater  than one year                      $ 6,603          $ 8,693           $15,296

Variable rate or maturity within one year                 $31,261        $12,539          $10,211           $28,692

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 1999, the Bank had no nonaccrual loans or loans 90 days or more past due.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. There were no loans determined by management to be potential problem loans at December 31, 1999.

Real Estate Owned

         The Bank had no real estate owned pursuant to foreclosure or in-substance foreclosure at December 31, 1999. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

Allowance for Loan Losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management has determined that it is more likely than not such loans have become uncollectible. Recoveries of previously charged off loans are credited to the allowance. The table, "Summary of Loan Loss Experience," summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of possible future loan losses inherent in the loan portfolio as of December 31, 1999.

         In calculating the amount required in the allowance for loan losses, management applies a consistent methodology that is updated quarterly. The methodology utilizes a loan risk grading system and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio, as well as other off-balance-sheet credit risks such as loan commitments and standby letters of credit. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the allowance for loan losses as part of their examination of the Bank and may require adjustments to the allowance based upon information available to them at the time of the examination.

                         Summary of Loan Loss Experience

                                                                    Year Ended
                                                                    ----------
                                                            December 31,      December 31,
                                                                1999              1998
                                                                ----              ----
                                                                  (Dollars in thousands)
Total loans outstanding at end of period .................   $43,988             $11,147
Average amount of loans outstanding ......................    27,407               1,905
                                                             -------             -------
Balance of allowance for loan losses - beginning .........       325                   0
                                                             -------             -------
Loans charged off ........................................         0                   0
        Total charge-offs ................................         0                   0
Recoveries of loans previously charged-off ...............         0                   0
Net charge-offs ..........................................         0                   0
Additions to allowance charged to expense ................       510                 325
                                                             -------             -------
Balance of allowance for loan losses - ending ............       835                 325
                                                             =======             =======
Ratios
     Net charge-offs during period to average
        loans outstanding during period ..................      0.00%               0.00%
     Net charge-offs to loans at end of period ...........      0.00%               0.00%
     Allowance for loan losses to average loans ..........      3.05%              17.06%
     Allowance for loan losses
         to loans at end of period .......................      1.90%               2.92%
     Allowance for loan losses to nonperforming loans
        at end of period .................................       N/A                 N/A
     Net charge-offs to allowance for loan losses ........      0.00%               0.00%
     Net charge-offs to provision for loan losses ........      0.00%               0.00%

         The following table presents the allocation of the allowance for loan losses at December 31, 1999 and 1998, compared with the percent of loans in the applicable categories to total loans.

                     Allocation of Allowance for Loan Losses

                                                        December 31,                         December 31,
                                                            1999                                 1998
                                                            ----                                 ----
                                                                     % of                                  % of
                                                 Amount              Loans             Amount             Loans
                                                 ------              -----             ------             -----
                                                                      (Dollars in thousands)
Commercial and industrial                         $ 257              18.0%              $ 120             39.7%
Real estate - construction                          111               8.4%                  2              3.6%
Real estate - mortgage                              404              68.8%                197             52.7%
Consumer installment                                 63               4.8%                  6              4.0%
                                                  -----             -----               -----            -----
     Total                                        $ 835             100.0%              $ 325            100.0%
                                                  =====             =====               =====            =====

Deposits

         The average amounts and percentage composition of deposits held by the Bank for the years ended December 31, 1999 and 1998 are summarized below:

                                                                           Average Deposits
                                                                        (Dollars in Thousands)
                                                             December 31, 1999                December 31, 1998
                                                             -----------------                -----------------
                                                          Amount                %          Amount                %
                                                          ------                -          ------                -
Noninterest bearing demand                               $ 5,667             14.8          $2,115             22.1
Interest bearing transaction accounts                      1,194              3.1             388              4.1
Savings                                                    5,294             13.9             513              5.4
Time deposits - $100M and over                            10,062             26.3           2,973             31.1
Other time deposits                                       16,028             41.9           3,570             37.3
                                                         -------            -----          ------            -----
         Total deposits                                  $38,245            100.0          $9,559            100.0
                                                         =======            =====          ======            =====

         As of December 31, 1999, the Bank held $10,062,000 in time deposits of $100,000 or more, with approximately $5,910,000 with maturities within three months, $800,000 with maturities over three through six months, $3,244,000 with maturities over six through twelve months, and $108,000 with maturities over twelve months. Wholesale time deposits (certificates generated through corporations, banks, credit unions, etc., on a national level) totaled
$6,330,000 as of December 31, 1999. It is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 1999 and 1998.

                                                     Years Ended December 31,
                                                       1999            1998
                                                       ----            ----

                   Return on assets                   (0.69)%         (6.70)%
                   Return on equity                   (2.66)%         (9.74)%
                   Dividend payout ratio               0.00%           0.00%
                   Equity to asset ratio              25.82%          68.88%

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 57.8% of total assets at December 31, 1999. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At December 31, 1999, the Bank had borrowed $6.9 million from the FHLB of Atlanta and had the ability to borrow up to 15% of assets or an additional $1.4 million. The Bank also has $3 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources

         The equity capital of the Company decreased by $354,000 during 1999 as the result of a net operating loss and unrealized losses in the investment portfolio. On March 17, 2000 the Company announced plans to repurchase up to 100,000 shares of its common stock. Any repurchases will have the affect of reducing the Company's equity capital by the amounts paid.

         The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         For bank holding companies with less than $150 million in consolidated assets, regulatory capital adequacy is measured on a bank only basis. The Bank's December 31, 1999 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                To be well
                                                                                               capitalized
                                                                      For capital              under prompt
                                                                   adequacy purposes            corrective
                                                                                            action provisions
                                                                  ---------------------    ---------------------
                                            Actual                      Minimum                  Minimum
                                  ----------------------------    ---------------------    ---------------------
                                     Amount         Ratio          Amount      Ratio         Amount     Ratio
                                     ------         -----          ------      -----         ------     -----
                                                             (Dollars in thousands)
As of December 31, 1999
   Total Capital (to risk
      weighted assets)                  $10,253         29.0%        $2,832       8.0%         $3,540     10.0%
   Tier 1 Capital (to risk
      weighted assets)                    9,806         27.7%         1,416       4.0           2,124      6.0
   Tier 1 Capital (to average
      assets)(leverage)                   9,806         18.6%         2,112       4.0           2,640      5.0

Inflation

         Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also general increases in the prices of goods and services will result in increased operating expenses.

Item 7.  Financial Statements.

     The following financial statements are included:

     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets at December 31, 1999 and 1998
     Consolidated Statements of Operations for the years ended December 31, 1999 and 1998
     Consolidated  Statements of Changes in  Shareholders'  Equity for the years ended December 31, 1999 and 1998
     Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998
     Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Southcoast Financial Corporation and Subsidiary
Mt. Pleasant, South Carolina

         We have audited the accompanying consolidated balance sheets of Southcoast Financial Corporation and Subsidiary (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southcoast Financial Corporation and Subsidiary at December 31, 1999 and 1998 and the results of their operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.





Elliott, Davis & Company, LLP
Greenville, South Carolina
February 3, 2000

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                                December 31,
                                                                                                                ------------
                                                                                                          1999               1998
                                                                                                          ----               ----
                                                                ASSETS
CASH AND DUE FROM BANKS ......................................................................      $  1,786,411       $  1,211,451

FEDERAL FUNDS SOLD ...........................................................................         1,310,000          4,220,000

INVESTMENT SECURITIES ........................................................................         3,121,049          2,732,978

LOANS, NET ...................................................................................        43,153,421         10,821,975

PROPERTY AND EQUIPMENT, NET ..................................................................         4,513,284          1,243,133

OTHER ASSETS .................................................................................         1,364,381            453,207
                                                                                                    ------------       ------------
       Total assets ..........................................................................      $ 55,248,546       $ 20,682,744
                                                                                                    ============       ============

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing .....................................................................      $  5,667,155       $  2,114,621
     Interest bearing ........................................................................        32,577,797          7,444,869
                                                                                                    ------------       ------------
       Total deposits ........................................................................        38,244,952          9,559,490
   Federal Home Loan Bank (FHLB) borrowings ..................................................         6,899,904            950,000
   Other liabilities .........................................................................           382,892             98,670
                                                                                                    ------------       ------------
       Total liabilities .....................................................................        45,527,748         10,608,160
                                                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES - Notes 8, 10 and 13

SHAREHOLDERS' EQUITY
   Common  stock,  no par  value  in 1999 and $5 par  value in 1998, 20,000,000 shares authorized, 1,047,987 and 952,713 shares
     issued in 1999 and 1998, respectively ...................................................        10,520,053          4,763,565
   Paid-in capital ...........................................................................                 -          5,756,488
   Retained deficit ..........................................................................          (714,147)          (451,147)
   Accumulated other comprehensive income (loss), net of
     income taxes of $43,843 and $2,925 ......................................................           (85,108)             5,678
                                                                                                    ------------       ------------
       Total shareholders' equity ............................................................         9,720,798         10,074,584
                                                                                                    ------------       ------------
       Total liabilities and shareholders' equity ............................................      $ 55,248,546       $ 20,682,744
                                                                                                    ============       ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                        For the years ended
                                                                                                            December 31,
                                                                                                            ------------
                                                                                                      1999                1998
                                                                                                      ----                ----
INTEREST INCOME
   Loans and fees on loans .............................................................          $ 2,752,267           $   270,972
   Investment securities ...............................................................              258,901                30,303
   Federal funds sold ..................................................................              137,325               193,319
                                                                                                  -----------           -----------
       Total interest income ...........................................................            3,148,493               494,594

INTEREST EXPENSE
   Deposits and borrowings .............................................................            1,259,213                86,498
                                                                                                  -----------           -----------
       Net interest income .............................................................            1,889,280               408,096

PROVISION FOR POSSIBLE LOAN LOSSES .....................................................              510,000               325,000
                                                                                                  -----------           -----------
       Net interest income after provision for possible loan losses ....................            1,379,280                83,096

NONINTEREST INCOME
   Service fees on deposit accounts ....................................................              101,857                 7,979
   Fees on loans sold ..................................................................               55,839                 3,500
   Other ...............................................................................               74,756                 8,611
                                                                                                  -----------           -----------
       Total noninterest income ........................................................              232,452                20,090
                                                                                                  -----------           -----------

NONINTEREST EXPENSES
   Salaries and employee benefits ......................................................            1,270,939               326,659
   Occupancy ...........................................................................               62,686                15,834
   Furniture and equipment .............................................................              167,745                38,229
   Advertising and public relations ....................................................               86,459                46,841
   Professional fees ...................................................................               99,145                10,614
   Travel and entertainment ............................................................               87,416                32,420
   Telephone, postage and supplies .....................................................              159,355                25,058
   Organizational and pre-opening ......................................................                    -               271,538
   Other operating .....................................................................               78,112                19,548
                                                                                                  -----------           -----------
       Total noninterest expenses ......................................................            2,011,857               786,741
                                                                                                  -----------           -----------
       Loss before income taxes ........................................................             (400,125)             (683,555)

INCOME TAX BENEFIT .....................................................................              137,125               232,408
                                                                                                  -----------           -----------
       Net loss ........................................................................          $  (263,000)          $  (451,147)
                                                                                                  ===========           ===========

NET LOSS PER COMMON SHARE ..............................................................          $      (.25)          $      (.43)
                                                                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ...........................................................            1,047,987             1,047,987
                                                                                                  ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                                                                          Accumulated
                                                     Common stock                                           other          Total
                                                     ------------          Paid-in         Retained     comprehensive  shareholders'
                                                Shares       Amount        capital         deficit       income (loss)     equity
                                                ------       ------        -------         -------       -------------     ------

Balance, January 1, 1998 .............              -    $         -    $         -    $          -    $          -    $           -

   Net loss ..........................              -              -              -        (451,147)              -        (451,147)

   Other comprehensive income
     (net of income taxes of $2,926) .              -              -              -               -           5,678           5,678
                                                                                                                       ------------

   Comprehensive loss ................                                                                                     (445,469)

   Sale of stock (net of offering
     costs of $912,503) ..............        952,713      4,763,565      5,756,488               -               -      10,520,053
                                            ---------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1998 ...........        952,713      4,763,565      5,756,488        (451,147)          5,678      10,074,584
                                                                                                                       ------------
   Net loss ..........................              -              -              -        (263,000)              -        (263,000)

   Other comprehensive loss
     (net of income taxes of $46,768)               -              -              -               -         (90,786)        (90,786)
                                                                                                                       ------------

   Comprehensive loss ................                                                                                     (353,786)

   Par value conversion upon
     exchange of stock ...............              -      5,280,118     (5,280,118)              -               -               -

   Stock split effected in the
     form of a stock dividend (10%) ..         95,274        476,370       (476,370)              -               -               -
                                            ---------   ------------   ------------    ------------    ------------    ------------

Balance, December 31, 1999 ...........      1,047,987   $ 10,520,053   $          -    $   (714,147)   $    (85,108)   $  9,720,798
                                            =========   ============   ============    ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        For the years ended
                                                                                                            December 31,
                                                                                                            ------------
                                                                                                     1999                   1998
                                                                                                     ----                   ----
OPERATING ACTIVITIES
   Net loss ......................................................................            $   (263,000)            $   (451,147)
   Adjustments to reconcile net loss to net cash used for
     operating activities
     Deferred income taxes .......................................................                (137,125)                (232,408)
     Provision for possible loan losses ..........................................                 510,000                  325,000
     Depreciation and amortization ...............................................                 124,921                   37,000
     Increase in other assets ....................................................                (727,281)                (176,224)
     Increase in other liabilities ...............................................                 284,222                   98,670
                                                                                              ------------             ------------
         Net cash used for operating activities ..................................                (208,263)                (399,109)
                                                                                              ------------             ------------
INVESTING ACTIVITIES
   Purchase of investment securities .............................................                (525,625)              (2,771,875)
   Increase in federal funds sold ................................................               2,910,000               (4,220,000)
   Increase in loans, net ........................................................             (32,841,446)             (11,146,975)
   Purchase of property and equipment ............................................              (3,395,072)              (1,280,133)
                                                                                              ------------             ------------
Net cash used for investing activities ...........................................             (33,852,143)             (19,418,983)
                                                                                              ------------             ------------
FINANCING ACTIVITIES
   Increase in FHLB borrowings ...................................................               5,949,904                  950,000
   Sale of stock, net ............................................................                       -               10,520,053
   Net increase in deposits ......................................................              28,685,462                9,559,490
                                                                                              ------------             ------------
         Net cash provided by financing activities ...............................              34,635,366               21,029,543
                                                                                              ------------             ------------
         Net increase in cash and cash equivalents ...............................                 574,960                1,211,451

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .....................................               1,211,451                        -
                                                                                              ------------             ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ...........................................            $  1,786,411             $  1,211,451
                                                                                              ============             ============

CASH PAID FOR
   Interest ......................................................................            $  1,071,591             $     55,325
                                                                                              ============             ============
   Income taxes ..................................................................            $          -             $          -
                                                                                              ============             ============










                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

           Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank, has no employees and operates as one business segment. The Company is regulated by the Federal Reserve Board. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. For ease of presentation, the formation of the holding company has been treated as if it occurred at the earliest date presented in these consolidated financial statements. This presentation has no effect on net income or stockholders' equity.

           The Bank was incorporated in 1998 and operates as a South Carolina chartered bank and provides full banking services to its customers. The Bank is subject to regulation by the South Carolina Board of Financial Institutions and the Federal Deposit Insurance Corporation. Immaterial organizational transactions which occurred in late 1997 have been presented in the 1998 financial statements for ease of presentation.

   Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

   Concentrations of credit risk

     The Company, through its subsidiary, makes loans to individuals and businesses in and around Charleston County for various personal and commercial purposes. The Company has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

   Investment securities

     The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income (loss)).

2. Held to maturity: These are investment securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. The Company has no held to maturity securities.

3. Trading: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

   Loans, interest and fee income on loans

     Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees, and the allowance for possible loan losses are deducted from total loans in the balance sheet. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are recognized as income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

   Allowance for possible loan losses

     The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provision for possible loan losses and recoveries on loans previously charged off are added to the allowance.

     The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all lenders value loans at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

     Under SFAS No. 114, as amended by SFAS 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 1999 and 1998, the Company had no impaired loans.

   Non-performing assets

     Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, and loans on non-accrual status. Loans are placed on non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest. At December 31, 1999 and 1998 the Company had no non-performing assets.

   Property and equipment

     Property, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale, or other disposition the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

   Organizational and preopening costs

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires start-up costs and organization costs to be expensed as incurred. The Company elected early adoption of SOP 98-5 and expensed organization and pre-opening costs in 1998.

   Income taxes

     The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

   Advertising and public relations expense

     Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

   Net loss per common share

     Net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". For purposes of calculating net loss per share, the calculation assumed the stock was outstanding for all of 1998. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Due to net losses the diluted computation is antidilutive and is therefore not presented. On March 3, 1999, the Company declared an eleven for ten stock split effected in the form of a ten percent stock dividend. Per share amounts have been retroactively restated to reflect the stock split.

   Statement of cash flows

     For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due From Banks". Cash and cash equivalents have an original maturity of three months or less.

    Fair values of financial instruments

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119, requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock. In addition, other nonfinancial instruments such as property and equipment and other assets and liabilities are not subject to the disclosure requirements.

      The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

          Cash and due from banks - The carrying amounts of cash and due from banks (cash on hand, due from banks and interest bearing deposits with other banks) approximate their fair value.

          Federal funds sold - The carrying amounts of federal funds sold approximate their fair value.

          Investment securities - Fair values for investment securities are based on quoted market prices.

          Loans - For variable rate loans that reprice frequently and for loans that mature within one year, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

          Deposits - The fair values disclosed for demand deposits are, by definition, equal to their carrying amounts. The carrying amounts of variable rate, fixed-term money market accounts and short-term certificates of deposit approximate their fair values at the reporting date. Fair values for long-term fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

          FHLB borrowings - The carrying amounts of FHLB borrowings approximate their fair values.

          Off balance sheet instruments - Fair values of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

   Recently issued accounting standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 137 will have a material impact on the presentation of the Company's financial results or financial position.

     Accounting standards that have been proposed or issued by standard-setting groups that do not require adoption until a future date will have no material impact on the consolidated financial statements upon adoption.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 1999 and 1998 these required reserves were met by vault cash.

NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend the excess to other banks on a daily basis. As of December 31, 1999 and 1998, federal funds sold amounted to $1,310,000 and $4,220,000, respectively.


NOTE 4 - INVESTMENT SECURITIES

         The amortized cost and fair value of investment securities are as follows:

                                             December 31, 1999
                                             -----------------
                                             Gross unrealized
                             Amortized     --------------------          Fair
                               cost         gains         losses         value
                               ----         -----         ------         -----

Federal agencies ......     $3,250,000    $        -   $ 128,951     $3,121,049
                            ==========    ==========   =========     ==========

                                             December 31, 1998
                                             -----------------

Federal agencies ........   $2,724,375    $    8,603   $       -     $2,732,978
                            ==========    ==========   =========     ==========

         The amortized cost and fair value of securities at December 31, 1999, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      Amortized
                                                         cost        Fair value
                                                         ----        ----------

Due after one but within five years ..........       $2,250,000       $2,178,549
Due after five but within ten years ..........        1,000,000          942,500
                                                     ----------       ----------
    Total investment securities ..............       $3,250,000       $3,121,049
                                                     ==========       ==========

           Investment securities with an aggregate amortized cost of $3,250,000 ($3,121,049 fair value) at December 31, 1999 were pledged to secure public deposits and for other purposes.

NOTE 5 - FEDERAL HOME LOAN BANK STOCK

           The Bank, as a member institution of the Federal Home Loan Bank of Atlanta, is required to own capital stock in the FHLB based generally upon the balance of residential mortgage loans and FHLB borrowings. FHLB capital stock with a cost of $345,000 and $47,500 at December 31, 1999 and 1998, respectively, is presented with other assets in the balance sheet and is pledged to secure FHLB borrowings. No ready market exists for this stock, and it has no quoted market value, however, redemption of this stock has historically been at par value.

NOTE 6 - LOANS

           The composition of loans by major loan category is presented below:

                                                          December 31,
                                                          ------------
                                                     1999                1998
                                                     ----                ----

Commercial .................................     $  7,925,280      $  4,426,000
Real estate - construction .................        3,703,856           405,000
Real estate - mortgage .....................       30,266,962         5,876,000
Consumer ...................................        2,092,323           439,975
                                                 ------------      ------------
Loans, gross ...............................       43,988,421        11,146,975
Less allowance for possible loan losses ....         (835,000)         (325,000)
                                                 ------------      ------------
Loans, net .................................     $ 43,153,421      $ 10,821,975
                                                 ============      ============

           At December 31, 1999 and 1998, there were no nonaccruing loans. During 1999 and 1998 there were no loan charge-offs or recoveries.


NOTE 7 - PROPERTY AND EQUIPMENT

           Property  and   equipment   are  stated  at  cost  less   accumulated
depreciation. Components of property and equipment included in the balance sheet are as follows:
                                                            December 31,
                                                            ------------
                                                       1999                1998
                                                       ----                ----

Land .........................................       $  702,376       $  226,867
Furniture and equipment ......................        1,420,456          621,869
Buildings and improvements ...................        2,552,847          431,397
                                                     ----------       ----------
                                                      4,675,679        1,280,133
Accumulated depreciation .....................          162,395           37,000
                                                     ----------       ----------
    Total property and equipment .............       $4,513,284       $1,243,133
                                                     ==========       ==========

           Depreciation expense for the years ended December 31, 1999 and 1998 was $124,921 and $37,000, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

         Type of Asset                Life in Years         Depreciation Method
         -------------                -------------         -------------------

   Software                             3 to 7                Straight-line
   Furniture and equipment              5 to 10               Straight-line
   Buildings and improvements           5 to 40               Straight-line

NOTE 8 - DEPOSITS

           The following is a detail of the deposit accounts:

                                                           December 31,
                                                      1999              1998
                                                      ----              ----
Noninterest bearing ......................        $ 5,667,155        $ 2,114,621
Interest bearing
  NOW ....................................          1,193,906            388,448
  Money market ...........................          4,676,145            391,144
  Savings ................................            618,047            121,819
  Time, less than $100,000 ...............         16,027,712          3,570,458
  Time, $100,000 and over ................         10,061,987          2,973,000
                                                  -----------        -----------

      Total deposits .....................        $38,244,952        $ 9,559,490
                                                  ===========        ===========

           Interest   expense  on  time  deposits   greater  than  $100,000  was
approximately $370,000 and $39,000 in 1999 and 1998, respectively.

           At December 31, 1999 the scheduled maturities of time deposits are as follows:

        2000 ..............................................          $25,756,392
        2001 ..............................................              333,307
                                                                     -----------

                                                                     $26,089,699
                                                                     ===========


NOTE 9 - FHLB BORROWINGS

           Advances from the Federal Home Loan Bank of Atlanta at December 31, 1999 are collateralized by pledges of certain residential mortgage loans and are summarized as follows:

           Maturity                           Rate                    Amount
           --------                           ----                    ------

           April, 2000                         6.05%                $2,000,000
           August, 2001         Variable (4.25% at
                                  December 31, 1999)                 2,500,000
           March, 2004                         5.84                    899,904
           May, 2004                           4.97                  1,500,000
                                                                    ----------

                                                                    $6,899,904
                                                                    ==========

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into a construction contract to renovate a building to serve as a branch in Monks Corner (Berkley County), South Carolina. The total cost for the renovation is expected to be approximately $276,000 and the branch is expected to open in the second quarter of 2000. At December 31, 1999 no costs have been incurred under this contract.

         The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 11 - UNUSED LINES OF CREDIT

           At December 31, 1999, the Bank had unused lines of credit to purchase federal funds totaling $3,000,000 from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.

NOTE 12 - INCOME TAXES

           The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                  Deferred tax asset (liability)
                                                  ------------------------------
                                                         1999             1998
                                                         ----             ----

Allowance for possible loan losses ..................    $ 283,900    $ 110,500
Net operating loss carryforward benefit .............       85,634      121,908
Unrealized loss (gain) on investment securities .....       43,843       (2,926)
                                                         ---------    ---------

                                                         $ 413,377    $ 229,482
                                                         =========    =========

           The net deferred tax asset is reported  under the other assets in the
balance   sheets  at  December  31,  1999  and  1998.  The  net  operating  loss carryforwards at December 31, 1999 expire in 2013 and 2014.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

           In the ordinary course of business, and to meet the financing needs of its customers, the Bank is a party to various financial instruments with off balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Bank has in particular classes of financial instruments.

           The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1999, unfunded commitments to extend credit were $4,869,000. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

           At December 31, 1999, there was a $252,000 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

NOTE 14 - EMPLOYEE BENEFIT PLAN

           On August 29, 1998, the Company adopted the Southcoast Financial Corporation and Subsidiary Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 1999 and 1998 amounted to $27,759 and $5,643, respectively.

NOTE 15 - DIVIDENDS

           There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Bank is restricted in its ability to pay dividends to the Company under the laws and regulations of the State of South Carolina. Generally, these restrictions require the Bank to pay dividends derived solely from net profits and require prior regulatory approval.

NOTE 16 - TRANSACTIONS WITH DIRECTORS, OFFICERS AND ASSOCIATES

         Directors and officers of the Bank and associates of such persons are customers of and had transactions with the Bank in the ordinary course of business. Additional transactions may be expected to take place in the future. Loan and deposits by directors, officers and their related interests, as of December 31, 1999 and 1998, approximated $20,000 and $311,324, respectively.

NOTE 17 - REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1999, the most recent notification of the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                                    To be well
                                                                                                                 capitalized under
                                                                                          For capital            prompt corrective
                                                                                       adequacy purposes         action provisions
                                                                                       -----------------         -----------------
                                                                  Actual                    Minimum                   Minimum
                                                                  ------                    -------                   -------
                                                           Amount        Ratio       Amount        Ratio        Amount        Ratio
                                                           -------       -----       ------        -----        ------        -----
                                                                                      (amounts in $000)
As of December 31, 1999
   Total Capital (to risk weighted  assets)              $10,253        28.96%       $2,832        8.00%       $3,540        10.00%
   Tier I Capital (to risk weighted assets)                9,806        27.70         1,416        4.00         2,124         6.00
   Tier I Capital (to average assets)                      9,806        18.57         2,112        4.00         2,640         5.00

As of December 31, 1998
   Total Capital (to risk weighted assets)                10,171        92.40           880        8.00         1,100        10.00
   Tier I Capital (to risk weighted assets)                9,960        90.50           440        4.00           660         6.00
   Tier I Capital (to average assets)                      9,960        55.49           653        4.00           816         5.00

NOTE 18 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

            The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                                                                            December 31,
                                                                                            ------------
                                                                                1999                                  1998
                                                                                ----                                  ----
                                                                    Carrying             Fair             Carrying             Fair
                                                                     amount             value              amount             value
                                                                     ------             -----              ------             -----
FINANCIAL ASSETS
  Cash and due from banks ..............................            $ 1,786            $ 1,786            $ 1,211            $ 1,211
  Federal funds sold ...................................              1,310              1,310              4,220              4,220
  Investment securities ................................              3,121              3,121              2,733              2,733
  Loans ................................................             43,988             42,613             11,147             10,822
FINANCIAL LIABILITIES
  Deposits .............................................             38,245             35,920              9,559              9,559
  FHLB borrowings ......................................              6,900              6,602                950                950
OFF BALANCE SHEET INSTRUMENTS
  Commitments to extend credit .........................              4,869              4,869                705                705
  Standby letters of credit ............................                252                252                 81                 81

NOTE 19 - SUBSEQUENT EVENT

            On March 17, 2000 the Company announced plans to repurchase up to 100,000 shares of its common stock. The share purchases are expected to take place from time to time in the open market or through privately negotiated transactions, starting March 20, 2000.

NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION

           Following is condensed financial information of Southcoast Financial Corporation (parent company only):

                             CONDENSED BALANCE SHEET

                                                           December 31, 1999
                                                           -----------------
Assets
Investment in Bank subsidiary ............................    $9,740,798
                                                              ==========
Liabilities and Shareholders' Equity
Accounts payable .........................................    $   20,000
Shareholders' equity .....................................     9,720,798
                                                              ----------

       Total liabilities and shareholders' equity ........    $9,740,798
                                                              ==========

                        CONDENSED STATEMENT OF OPERATIONS

                                                             For the year ended
                                                              December 31, 1999
                                                              -----------------

Revenues ....................................................       $    -

Expenses ....................................................       20,000
                                                                 ---------

Loss before equity in undistributed
   net loss of Bank subsidiary ..............................      (20,000)
Equity in undistributed net loss of Bank subsidiary .........     (243,000)
                                                                 ---------
       Net loss .............................................    $(263,000)
                                                                 =========


                        CONDENSED STATEMENT OF CASH FLOWS

                                                             For the year ended
                                                              December 31, 1999
                                                              -----------------

OPERATING ACTIVITIES
   Net loss ....................................................   $(263,000)
   Adjustments to reconcile net loss to net cash
     provided by operating activities
     Equity in undistributed net loss of the Bank subsidiary ...     243,000
     Increase in accounts payable ..............................      20,000
                                                                   ---------
         Net cash provided by operating activities .............           -
                                                                   ---------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...................           -
                                                                   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR .........................   $       -
                                                                   =========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement to be filed with the Commission for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation" in registrant's definitive proxy statement to be filed with the Commission for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement to be filed with the Commission for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement to be filed with the Commission for the 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1                       Articles of Incorporation of Registrant*
3.2                       Bylaws of Registrant*
10.1                      Stock Option Plan
21                        Subsidiaries of Registrant
27                        Financial Data Schedule
_____________________
*Incorporated by reference to Form 10-SB filed April 30, 1999.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Southcoast Financial Corporation

                                           s/L. Wayne Pearson
March 30, 2000                         By:--------------------------------------
                                          L. Wayne Pearson
                                          President and Chief Executive Officer

                                           s/Robert M. Scott
                                       By:--------------------------------------
                                          Robert M. Scott
                                          Executive Vice President
                                          (Principal Financial and Principal
                                           Accounting Officer)


         In accordance with Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

--------------------------               Director                                           March __, 2000
William A. Coates

s/Thomas E. Hamer, Sr.
--------------------------               Director                                           March 23, 2000
Thomas E. Hamer, Sr.

s/Paul D. Hollen, III
--------------------------               Executive Vice President, Director                 March 30, 2000
Paul D. Hollen, III

s/L. Wayne Pearson
--------------------------               President, Chief Executive Officer, Director       March 30, 2000
L. Wayne Pearson

s/Norman T. Russell
--------------------------               Director                                           March 30, 2000
Norman T. Russell

s/Robert M. Scott
--------------------------               Executive Vice President, Chief Financial          March 23, 2000
Robert M. Scott                          Officer, Principal Accounting Officer, Director

s/James H. Sexton
--------------------------               Director                                           March 23, 2000
James H. Sexton

--------------------------               Director                                           March __, 2000
James P. Smith

                                  EXHIBIT INDEX

Exhibit No.                  Description                                    Page

3.1                       Articles of Incorporation of Registrant*
3.2                       Bylaws of Registrant*
10.1                      Stock Option Plan
21                        Subsidiaries of Registrant
27                        Financial Data Schedule
_____________________
*Incorporated by reference to Form 10-SB filed April 30, 1999.