Form 10QSB
period 2000-03-31
SOUTHCOAST FINANCIAL CORP
filed 2000-05-15
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2000

                                                            OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF   1934   For   the   transition   period   from    _______________    to
     _________________.

                                                 Commission File Number  0-25933


                        SOUTHCOAST FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)


      South Carolina                                  58-2384011
 (State of Incorporation)               (I.R.S. Employer Identification Number)



               530 Johnnie Dodds Boulevard, Mt. Pleasant, SC 29464
                    (Address of Principal Executive Offices)


                                 (843) 884-0504
                           (Issuer's Telephone Number)


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

         [X] Yes   [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 1,047,987 Shares Outstanding on March 31, 2000.

         Transitional Small Business Disclosure Format (Check one):

         [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 (Unaudited)
                                                                                                   March 31,            December 31,
                                                                                                     2000                   1999
                                                                                                     ----                   ----
ASSETS
   Cash and due from banks .........................................................           $  4,403,754            $  1,786,411
   Federal funds sold ..............................................................              2,250,000               1,310,000
   Investment securities available for sale ........................................              3,103,474               3,121,049
   Loans, net of allowance of $865,000 and $835,000 ................................             49,356,130              43,153,421
   Property and equipment - net ....................................................              4,768,376               4,513,284
   Other assets ....................................................................              1,662,475               1,364,381
                                                                                               ------------            ------------
       Total assets ................................................................           $ 65,544,209            $ 55,248,546
                                                                                               ============            ============

LIABILITIES
   Deposits
     Noninterest-bearing ...........................................................           $  6,242,950            $  5,667,155
     Interest bearing ..............................................................             39,642,075              32,577,797
                                                                                               ------------            ------------
       Total deposits ..............................................................             45,885,025              38,244,952
   Federal Home Loan Bank borrowings ...............................................              9,299,904               6,899,904
   Other liabilities ...............................................................                612,935                 382,892
                                                                                               ------------            ------------
       Total liabilities ...........................................................             55,797,864              45,527,748
                                                                                               ------------            ------------
SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized;
     1,047,987 shares outstanding at March 31,2000 and
     December 31, 1999) ............................................................             10,520,053              10,520,053
   Retained deficit ................................................................               (677,000)               (714,147)
   Accumulated other comprehensive income (loss) ...................................                (96,708)                (85,108)
                                                                                               ------------            ------------
       Total shareholders' equity ..................................................              9,746,345               9,720,798
                                                                                               ------------            ------------
       Total liabilities and shareholders' equity ..................................           $ 65,544,209            $ 55,248,546
                                                                                               ============            ============









         See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                               Three months            Three months
                                                                                                    ended                 ended
                                                                                               March 31,2000          March 31, 1999
                                                                                               -------------          --------------
INTEREST INCOME
   Loans, including fees ..........................................................             $ 1,169,769             $   366,146
   Investment securities ..........................................................                  57,743                  47,143
   Federal funds sold .............................................................                  16,664                  48,748
                                                                                                -----------             -----------
       Total interest income ......................................................               1,244,176                 462,037

INTEREST EXPENSE
   Deposits and borrowings ........................................................                 602,718                 139,542
                                                                                                -----------             -----------
       Net interest income ........................................................                 641,458                 322,495

PROVISION FOR POSSIBLE LOAN LOSSES ................................................                  30,000                 225,000
                                                                                                -----------             -----------
       Net interest income after provision for loan losses ........................                 611,458                  97,495
                                                                                                -----------             -----------

NONINTEREST INCOME
   Service fees on deposit accounts ...............................................                  42,709                  18,277
   Fees on loans sold .............................................................                  12,109                  15,170
   Other ..........................................................................                  33,216                  24,610
                                                                                                -----------             -----------
       Total non interest income ..................................................                  88,034                  58,057
                                                                                                -----------             -----------

NONINTEREST EXPENSES
   Salaries and employee benefits .................................................                 408,107                 252,153
   Occupancy ......................................................................                  31,655                  13,984
   Furniture and equipment ........................................................                  66,753                  32,577
   Advertising and public relations ...............................................                  15,194                  17,623
   Professional fees ..............................................................                  14,688                  15,715
   Travel and entertainment .......................................................                  26,177                  15,041
   Telephone, postage and supplies ................................................                  42,975                  23,057
   Other operating ................................................................                  37,659                   8,998
                                                                                                -----------             -----------
       Total noninterest expenses .................................................                 643,208                 379,148
                                                                                                -----------             -----------
       Income [loss) before income taxes ..........................................                  56,284                (223,596)
INCOME TAX  (BENEFIT) .............................................................                  19,137                 (75,996)
                                                                                                -----------             -----------
       Net income (loss) ..........................................................             $    37,147             $  (147,600)
                                                                                                ===========             ===========

NET INCOME (LOSS)  PER COMMON SHARE ...............................................             $       .04             $     (0.14)
                                                                                                ===========             ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ...............................................               1,047,987               1,047,987
                                                                                                ===========             ===========



       See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                           Accumulated       Total
                                                     Common stock                                              other         share-
                                               --------------------         Paid-in       Retained        comprehensive     holders'
                                                  Shares      Amount        capital        deficit        income (loss)     equity
                                                  ------      ------        -------        -------        -------------     ------


BALANCE, JANUARY 1, 1999 ...............      1,047,987   $  5,239,935   $  5,280,118   $  (451,147)   $      5,678    $ 10,074,584

    Net loss ...........................              -              -              -      (147,600)              -        (147,600)

    Other comprehensive income, net
        of tax:
        Unrealized holding losses on
           securities available for sale              -              -              -             -         (18,388)        (18,388)
                                                                                                                       ------------
    Comprehensive income (loss) ........              -              -              -             -               -         165,988)



BALANCE, MARCH 31,1999 .................      1,047,987      5,239,935      5,280,118      (598,747)        (12,710)   $  9,908,596
                                           ============   ============   ============   ===========    ============    ============

BALANCE, JANUARY 1, 2000 ...............      1,047,987     10,520,053                     (714,147)        (85,108)      9,720,798

    Net income - .......................              -              -              -        37,147                          37,147

    Other comprehensive income, net
        of tax:
        Unrealized holding losses on
           securities available for sale              -              -              -             -         (11,600)        (11,600)
                                                                                                                       ------------

    Comprehensive income (loss) ........              -              -              -             -               -          25,547
                                           ------------   ------------   ------------   -----------    ------------    ------------
BALANCE, March 31, 2000 ................      1,047,987   $ 10,520,053   $          -   $  (677,000)   $    (96,708)   $  9,746,345
                                           ============   ============   ============   ===========    ============    ============








                  See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the three months ended March 31
                                   (Unaudited)

OPERATING ACTIVITIES                                                                                  2000                     1999
                                                                                                      ----                     ----
   Net income (loss) ...............................................................           $     37,147            $   (147,600)
   Adjustments  to reconcile net income
      (loss) to net Cash provided by operating  activities:
     Income tax (benefit) ..........................................................                 19,137                 (75,996)
     Provision  for possible loan losses ...........................................                 30,000                 225,000
     Depreciation and amortization .................................................                 71,948                  25,563
     Increase in other assets ......................................................               (311,256)                (94,737)
     Increase in other liabilities .................................................                230,043                 101,073
                                                                                               ------------            ------------
         Net cash provided by operating activities .................................                 39,872                  33,303
                                                                                               ------------            ------------

INVESTING ACTIVITIES
   Increase in federal funds sold ..................................................               (940,000)               (920,000)
   Purchase of investment securities available for sale ............................                      -                (516,153)
   Net increase in loans ...........................................................             (6,232,709)             (7,165,339)
   Purchase of property and equipment ..............................................               (327,040)               (995,368)
                                                                                               ------------            ------------
         Net cash used for investing activities ....................................             (7,499,749)             (9,596,860)
                                                                                               ------------            ------------

FINANCING ACTIVITIES
   Increase in Federal Home Loan Bank borrowing ....................................              2,400,000                  50,000
   Net increase in deposits ........................................................              7,640,073               9,723,582
                                                                                               ------------            ------------
         Net cash provided by financing activities .................................             10,040,073               9,773,582
                                                                                               ------------            ------------

         Increase in cash and due from banks .......................................              2,617,343                 210,025


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD .......................................              1,786,411               1,211,451
                                                                                               ------------            ------------

CASH AND DUE FROM BANKS, END OF PERIOD .............................................           $  4,403,754            $  1,421,476
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

NOTE 2 - ORGANIZATION

           Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank and has no employees. The results for the period ending March 31,1999, reflect the previous filing of Southcoast Community Bank.

NOTE 3 - NET INCOME (LOSS) PER SHARE

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation. It will concentrate on the three months of operations ending March 31, 2000, compared to the quarter ending March 31, 1999. Results of operations for the period ending March 31, 2000 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature and intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $641,458 for the three months ended March 31, 2000, compared to $322,495 for the three months ended March 31, 1999.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the quarter ending March 31,2000 increased to $52.1 million or 143 percent from the $21.4 million reported for the quarter ending March 31,1999. The increase was mainly attributable to the increase in loans supported by a $31.4 million increase in interest bearing liabilities which resulted from favorable economic conditions in the Charleston, South Carolina market, the opening of the bank's first branch in the third quarter of 1999, and the Company's marketing efforts.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest earning assets and interest bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities coupled with a 15 basis point increase in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.

                                                          Three months ended                          Three months ended
                                                             March 31, 2000                             March 31, 1999
                                                             --------------                             --------------
                                                 Average          Income/     Yield/            Average          Income/     Yield/
ASSETS                                           balance          expense       rate            balance          expense      rate
                                                 -------          -------       ----            -------          -------      ----

Federal funds sold ......................     $ 1,144,157      $    16,664      5.83%         $ 4,170,408      $    48,748     4.68%
Investments .............................       3,467,473           57,743      6.66            3,367,041           47,143     5.60
                                              -----------      -----------                    -----------      -----------
 Total investments and
   federal funds sold ...................       4,611,630           74,407      6.45            7,537,449           95,891     5.09
Loans ...................................      47,441,062        1,169,769      9.86           13,865,838          366,146    10.56
                                              -----------      -----------                    -----------      -----------
Total earning assets ....................      52,052,692        1,244,176      9.56           21,403,287          462,037     8.63
                                                               -----------                                     -----------
Other assets ............................       6,841,285                                       2,078,417
                                              -----------                                     -----------
Total assets ............................     $58,893,977                                     $23,481,704
                                              ===========                                     ===========

LIABILITIES
Interest bearing deposits ...............     $35,967,769      $   497,892      5.54          $11,076,050      $   133,328     4.82
FHLB advances ...........................       6,947,208          104,826      6.04              438,925            6,214     5.66
                                              -----------      -----------                    -----------      -----------
 Total interest bearing
   liabilities ..........................      42,914,977          602,718      5.62           11,514,975          139,542     4.85

Non-interest bearing
   liabilities ..........................       6,130,649                                       1,903,790
                                              -----------      -----------                    -----------      -----------
Total liabilities .......................      49,045,626          602,718      4.92           13,418,765          139,542     4.16
Equity ..................................       9,848,351                                      10,062,939
                                              -----------                                     -----------
Total liabilities and
   Equity ...............................     $58,893,977                                     $23,481,704
                                              ===========                                     ===========
Net interest income/
   margin ...............................                      $   641,458      4.93                           $   322,495     6.03
                                                               ===========                                     ===========
Net interest spread .....................                                       3.94                                           3.79

As reflected above, for the three months ended March 31, 2000 the average yield on earning assets amounts amounted to 9.56 percent, while the average cost of interest-bearing liabilities was 5.62 percent. For the three months ended March 31, 1999 the average yield on earning assets was 8.63 percent and the average cost of interest-bearing liabilities was 4.85 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which give the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended March 31, 2000 was 4.93 percent compared to 6.03 percent for the three months ended March 31, 1999. The decrease in the net-interest margin is attributable to the increase in interest bearing liabilities which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 4.92 percent for the three months ended March 31, 2000 compared to 4.16 percent for the three months ended March 31, 1999.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

                   Analysis of Changes in Net Interest Income


                                                                                    For  the  three  months  ended March 31, 2000
                                                                                      versus three months ended March 31, 1999
                                                                               Volume                 Rate                Net change
                                                                               ------                 ----                ----------
Federal funds sold ...............................................            $ (35,407)            $   3,323             $ (32,084)
Investments ......................................................                1,406                 9,194                10,600
                                                                              ---------             ---------             ---------
Total investments and federal funds sold .........................              (34,001)               12,517               (21,484)
Total loans ......................................................              886,386               (82,763)              803,623
                                                                              ---------             ---------             ---------
Total earning assets .............................................              852,385               (70,246)              782,139
Total interest-bearing liabilities ...............................              392,037                71,139               463,176
                                                                              ---------             ---------             ---------
Net interest income ..............................................            $ 460,348             $(141,385)            $ 318,963
                                                                              =========             =========             =========

RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2000 was $37,147 or $.04 per share, compared to a loss of $147,600 or $.14 per share, for the three months ended March 31,1999. The amount of the Company's provision for loan losses in the quarter was $30,000 which was substantially less than the amount of the provision in the first quarter of 1999. Since opening the bank in July 1998, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans. In the third quarter of 1999, management concluded that the allowance for loan losses was large enough to allow for the risk of loss of one or two of the Company's largest loan while maintaining a reserve allowance for the loan portfolio as a whole. Consequently, the Company started in third quarter of 1999 making quarterly provisions that were less than in prior quarters. As of March 31,2000, the reserve for loan losses as a percent of total loans was 1.72%.

Non-interest income for the three months ended March 31, 2000 was $88,034, compared to $58,057 for the three months ended March 31, 1999.

Non-interest expenses for the three months ended March 31, 2000 were $643,208, compared to $379,148 for the three months ended March 31,1999. The increase of $264,060 is mainly attributable to an increases in salaries and benefits, occupancy cost and furniture and equipment expenses. These increases primarily relate to expenses associated with the preparation of and opening of the bank's first two branches and increase in administrative staff to support the growth.

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

LOANS

Commercial financial and agricultural loans made up 26 percent of the total loan portfolio as of March 31, 2000, totaling $13.0 million. Loans secured by real estate for construction and land development totaled $2.7 million or 6 percent of the total loan portfolio while all other loans secured by real estate totaled $32.3 million or 64 percent of the total loan portfolio as of March 31, 2000. Installment loans and other consumer loans to individuals comprised $2.2 or 4 percent of the total loan portfolio. The allowance for loan losses was 1.72 percent of loans as of March 31, 2000 compared to 1.90 percent as of December 31, 1999. In management's opinion, the allowance for loan losses is adequate. At March 31, the Company had no loans that were 90 days or more past due or non-accruing.


CAPITAL RESOURCES

The capital base for the Company increased by $25,547 for the first three months of 2000, due to operating income and unrealized losses on available for sale securities. On March 17, 2000, the Company announced plans to repurchase up to 100,000 shares of its common stock. Any repurchase will have the effect of reducing the Company's equity capital by the amount paid. The Company's equity to asset ratio was 14.9 percent as of March 31, 2000 compared to 17.6 percent as of December 31, 1999.


The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of March 31, 2000, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                        Well Capitalized      Adequately Capitalized
                                                                   Actual                  Requirement                Requirement
                                                                   ------                  -----------                -----------
                                                            Amount        Ratio        Amount       Ratio         Amount       Ratio
                                                            ------        -----        ------       -----         ------       -----
Total capital to risk weighted assets ..............       $10,376        24.48%      $ 4,238       10.00%       $ 3,390       8.00%
Tier 1 capital to risk weighted assets .............         9,846        23.23         2,503        6.00          1,695       4.00
Tier 1 capital to average assets ...................         9,846        16.72         2,945        5.00          2,356       4.00

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


                               Southcoast Financial Corporation
                               --------------------------------
                                  Registrant


     May 15, 2000                  s/L. Wayne Pearson
Date:---------------           By:----------------------------------------------
                                    L. Wayne Pearson
                                    President and Chief Executive Officer

     May 15, 2000                  s/Robert M. Scott
Date:---------------           By:----------------------------------------------
                                    Robert M. Scott
                                    Executive Vice President and Chief Financial
                                    Officer

                                 EXHIBIT INDEX


Exhibit No.                   Description                        Page

   27                         Financial Data Schedule