Form 10QSB
period 2000-06-30
SOUTHCOAST FINANCIAL CORP
filed 2000-08-14
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2000

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

            [X] Yes    [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 995,368, Shares Outstanding on July 31, 2000.

         Transitional Small Business Disclosure Format (Check one):

           [ ]  Yes    [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     (Unaudited)
                                                                                                        June 30,        December 31,
                                                                                                         2000               1999
                                                                                                         ----               ----
ASSETS
   Cash and due from banks .................................................................       $  3,620,437        $  1,786,411
   Federal funds sold ......................................................................          2,310,000           1,310,000
   Investment securities available for sale ................................................          4,191,835           3,121,049
   Loans, net of allowance of $895,000 and $835,000 ........................................         60,068,945          43,153,421
   Property and equipment - net ............................................................          5,809,180           4,513,284
   Other assets ............................................................................          1,811,625           1,364,381
                                                                                                   ------------        ------------
       Total assets ........................................................................       $ 77,812,022        $ 55,248,546
                                                                                                   ============        ============

LIABILITIES
   Deposits
     Noninterest-bearing ...................................................................       $  8,094,096        $  5,667,155
     Interest bearing ......................................................................         48,801,607          32,577,797
                                                                                                   ------------        ------------
       Total deposits ......................................................................         56,895,703          38,244,952
   Other borrowings ........................................................................         10,849,904           6,899,904
   Other liabilities .......................................................................            619,553             382,892
                                                                                                   ------------        ------------

       Total liabilities ...................................................................         68,365,160          45,527,748
                                                                                                   ------------        ------------
SHAREHOLDERS' EQUITY
   Common stock (no par value;  20,000,000 shares  authorized;  1,002,958 shares outstanding at June 30, 2000 and 1,047,987
     at December 31, 1999) .................................................................         10,168,615          10,520,053
   Retained deficit ........................................................................           (623,843)           (714,147)
   Accumulated other comprehensive (loss) ..................................................            (97,910)            (85,108)
                                                                                                   ------------        ------------
       Total shareholders' equity ..........................................................          9,446,862           9,720,798
                                                                                                   ------------        ------------
       Total liabilities and shareholders' equity ..........................................       $ 77,812,022        $ 55,248,546
                                                                                                   ============        ============









         See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        Six months      Six months      Three Months    Three months
                                                                          ended            ended           ended            ended
                                                                      June 30, 2000    June 30, 1999   June 30, 2000   June 30, 1999
                                                                      -------------    -------------   -------------   -------------
INTEREST INCOME
   Loans, including fees .........................................     $ 2,588,306     $   975,081      $ 1,418,537     $   608,935
   Investment securities .........................................         139,273         112,478           81,530          65,335
   Federal funds sold ............................................          35,817          84,463           19,153          35,715
                                                                       -----------     -----------      -----------     -----------
       Total interest income .....................................       2,763,396       1,172,022        1,519,220         709,985
INTEREST EXPENSE
   Deposits and borrowings .......................................       1,366,066         397,420          763,348         257,878
       Net interest income .......................................       1,397,330         774,602          755,872         452,107

PROVISION FOR POSSIBLE LOAN LOSSES ...............................          60,000         450,000           30,000         225,000
                                                                       -----------     -----------      -----------     -----------
       Net interest income after provision for loan losses .......       1,337,330         324,602          725,872         227,107

NONINTEREST INCOME
   Service fees on deposit accounts ..............................          97,695          42,302           54,986          24,025
   Fees on loans sold ............................................          58,004          30,444           45,895          15,274
   Other .........................................................          58,558          37,426           25,342          12,816
                                                                       -----------     -----------      -----------     -----------
       Total non interest income .................................         214,257         110,172          126,223          52,115
NONINTEREST EXPENSES
   Salaries and employee benefits ................................         906,307         576,364          498,200         324,211
   Occupancy .....................................................          62,450          30,087           30,795          16,103
   Furniture and equipment .......................................         156,358          67,766           89,605          35,189
   Advertising and public relations ..............................          24,536          38,855            9,342          21,232
   Professional fees .............................................          38,721          59,865           24,033          44,150
   Travel and entertainment ......................................          57,907          39,415           31,730          24,374
   Telephone, postage and supplies ...............................          90,434          52,776           47,549          29,719
   Other operating ...............................................          80,474          21,314           42,815          12,316
                                                                       -----------     -----------      -----------     -----------
       Total noninterest expenses ................................       1,417,187         886,442          773,979         507,294
                                                                       -----------     -----------      -----------     -----------
       Income (loss) before income taxes .........................         134,400        (451,668)          78,116        (228,072)

INCOME TAX  (BENEFIT) ............................................          44,096        (154,468)          24,959         (78,472)
                                                                       -----------     -----------      -----------     -----------

       Net income (loss) .........................................     $    90,304     $  (297,200)     $    53,157     $  (149,600)
                                                                       ===========     ===========      ===========     ===========

NET INCOME (LOSS)  PER COMMON SHARE ..............................     $       .09     $     (0.28)     $       .05     $     (0.14)
                                                                       ===========     ===========      ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ..............................       1,038,898       1,047,987        1,029,807       1,047,987
                                                                       ===========     ===========      ===========     ===========



       See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                         Accumulated        Total
                                                                                                           other            share-
                                                  Common stock              Paid-in       Retained      comprehensive      holders'
                                             Shares          Amount         capital       deficit       income (loss)       equity
                                             ------          ------         -------       -------       -------------       ------

BALANCE, JANUARY 1, 1999 ..............      1,047,987    $  5,239,935    $5,280,118   $   (451,147)   $      5,678    $ 10,074,584
   Net loss ...........................              -               -             -       (297,200)              -        (297,200)

   Other comprehensive income, net
     of tax:
     Unrealized holding losses on
       Securities available for sale ..              -               -             -              -         (64,205)        (64,205)

   Comprehensive income (loss) ........              -               -             -              -               -        (361,405)

   Par value conversion upon
     exchange of stock ................                      5,280,118     5,280,118

BALANCE, June 30, 1999 ................      1,047,987    $ 10,520,053             -       (748,347)        (58,527)   $  9,713,179
                                          ============    ============    ==========   ============    ============    ============

BALANCE, JANUARY 1, 2000 ..............      1,047,987      10,520,053                     (714,147)        (85,108)      9,720,798

   Net income .........................              -               -             -         90,304                          90,304

   Other comprehensive loss, net
     of tax:
     Unrealized holding losses on
       securities available for sale ..              -               -             -              -         (12,802)        (12,802)

   Comprehensive income ...............              -               -             -              -               -          77,502

   Repurchase of common stock .........        (45,029)       (351,438)            -              -               -        (351,438)
                                          ------------    ------------    ----------   ------------    ------------    ------------

BALANCE, June 30, 2000, ...............   $  1,002,958    $ 10,168,615    $        -   $   (623,843)   $    (97,910)   $  9,446,862
                                          ============    ============    ==========   ============    ============    ============








           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the six months ended June 30
                                   (Unaudited)


                                                                                                  2000                     1999
                                                                                                  ----                     ----

OPERATING ACTIVITIES ...........................................................             $     90,304              $   (297,200)
   Net income (loss)
   Adjustments to reconcile net income (loss) to net
   Cash provided by operating activities:
     Income tax (benefit) ......................................................                   44,085                  (154,468)
     Provision for possible loan losses ........................................                   60,000                   450,000
     Depreciation and amortization .............................................                  150,922                    50,794
     Increase in other assets ..................................................                 (479,042)                  (64,272)
     Increase in other liabilities .............................................                  236,661                   261,364
                                                                                             ------------              ------------
         Net cash provided by operating activities .............................                  102,930                   246,218
                                                                                             ------------              ------------

INVESTING ACTIVITIES
   Increase (decrease) in federal funds sold ...................................               (1,000,000)                2,160,000
   Purchase of investment securities available for sale ........................               (1,097,500)               (1,961,130)
   Net increase in loans .......................................................              (16,975,524)              (16,934,032)
   Purchase of corporate stock .................................................                 (351,438)                        -
   Purchase of property and equipment ..........................................               (1,445,193)               (1,965,811)
                                                                                             ------------              ------------
         Net cash used for investing activities ................................              (20,869,655)              (18,700,973)
                                                                                             ------------              ------------

FINANCING ACTIVITIES
   Increase in Federal Home Loan Bank borrowing ................................                3,950,000                 3,050,000
   Net increase in deposits ....................................................               18,650,751                17,479,062
                                                                                             ------------              ------------
         Net cash provided by financing activities .............................               22,600,751                20,529,062
                                                                                             ------------              ------------

         Increase in cash and due from banks ...................................                1,834,026                 2,074,307

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ...................................                1,786,411                 1,211,451
                                                                                             ------------              ------------

CASH AND DUE FROM BANKS, END OF PERIOD .........................................             $  3,620,437              $  3,285,758
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

NOTE 2 - ORGANIZATION

           Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank and has no employees. The results for the period ending June 30,1999, reflect the previous filing of Southcoast Community Bank.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation. It will concentrate on the six months of operations ending June 30, 2000, compared to the same period ending June 30, 1999 and the three months of operations ending June 30, 2000, compared to the same quarter ending June 30, 1999. Results of operations for the period ending June 30, 2000 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,397,330 for the six months ended June 30, 2000, compared to $774,602 for the six months ended June 30, 1999. For the quarter ended June 30, 2000, net interest income was $755,872 compared to $ 452,107 for the quarter ended June 30, 1999.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2000 increased to $56.9 million or 119 percent from the $25.6 million reported for the six months ending June 30,1999. The increase was mainly attributable to the increase in loans supported by a $30.8 million increase in interest bearing liabilities which resulted from favorable economic conditions in the Charleston, South Carolina market, the opening of the bank's first branch in the third quarter of 1999, its second branch in May 2000 and the Company's marketing efforts.

Average earning assets for the quarter ending June 30, 2000 increased to $61.7 million or 102 percent from the $30.6 million reported for the quarter ended June 30, 1999. Average loans increased $32.5 million, supported by an increase in average interest bearing funds of $ 30.3 million.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest earning assets and interest bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest-bearing liabilities slightly offset by a decrease in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.

                       Average Balances, Yields and Rates

                                                  Six months ended                                Six months ended
                                                   June 30, 2000                                   June 30, 1999
                                                   -------------                                   -------------
                                       Average         Income/          Yield/          Average       Income/          Yield/
                                       balance         expense           rate           balance       expense           rate
                                       -------         -------           ----           -------       -------           ----
ASSETS

Federal funds sold                   $ 1,166,512     $   35,817          6.14%       $ 3,540,561    $   84,463          4.77%
Investments                            4,248,592        139,273          6.56%         3,999,865       112,478          5.62%
                                     -----------     ----------                      -----------    ----------
Total investments and
   federal funds sold                  5,415,104        175,090          6.47%         7,540,426       196,941          5.22%
Loans                                 51,456,065      2,588,306         10.06%        18,440,198       975,081         10.58%
                                     -----------     ----------                      -----------    ----------
Total earning assets                  56,871,169      2,763,396          9.72%        25,980,624     1,172,022          9.02%
                                     -----------     ----------                      -----------    ----------
Other assets                           7,006,597                                       2,724,396
                                     -----------                                     -----------
Total assets                         $63,877,766                                     $28,705,020
                                     ===========                                     ===========
LIABILITIES
Interest bearing deposits            $39,040,511     $1,110,743          5.69%       $15,194,905    $  367,122          4.83%
FHLB advances                          8,147,977        255,323          6.27%         1,156,291        30,298          5.24%
                                     -----------     ----------                      -----------    ----------
Total interest bearing liabilities    47,188,488      1,366,066          5.79%        16,351,196       397,420          4.86%
Non-interest bearing liabilities       6,825,756                                       2,371,612
                                     -----------     ----------                      -----------    ----------

Total liabilities                     54,014,244      1,366,066          5.06%        18,722,808       397,420          4.25%
Equity                                 9,863,522                                       9,982,212
                                     -----------     ----------                      -----------    ----------

Total liabilities and equity         $63,877,766                                     $28,705,020
                                     ===========                                     ===========

Net interest income/margin                           $1,397,330          4.91%                      $  774,602          5.96%
                                                     ==========                                     ==========

Net interest spread                                                      3.93%                                          4.16%

As reflected above, for the six months ended June 30, 2000 the average yield on earning assets amounted to 9.72 percent, while the average cost of interest-bearing liabilities was 5.79 percent. For the six months ended June 30,1999 the average yield on earning assets was 9.02 percent and the average cost of interest-bearing liabilities was 4.86 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The decrease in the yield on average loans from 10.58% to 10.06% is attributable to the change in mix of higher earning loans as a percent of total loans. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the six months ended June 30, 2000 was 4.91 percent compared to 5.96 percent for the six months ended June 30, 1999. The decrease in the net-interest margin is attributable to the increase in interest bearing liabilities which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 5.06 percent for the six months ended June 30, 2000 compared to 4.25 percent for the six months ended June 30, 1999.

                                                 Three months ended                              Three months ended
                                                   June 30, 2000                                   June 30, 1999
                                                   -------------                                   -------------
                                       Average         Income/          Yield/          Average       Income/          Yield/
                                       balance         expense           rate           balance       expense           rate
                                       -------         -------           ----           -------       -------           ----
ASSETS

Federal funds sold                   $ 1,188,867     $   19,153          6.44%       $ 2,910,713      $ 35,715          4.91%
Investments                            5,029,710         81,530          6.48%         4,632,690        65,335          5.64%
                                     -----------     ----------                      -----------      --------
Total investments and
   federal funds sold                  6,218,577        100,683          6.47%         7,543,403       101,050          5.36%
Loans                                 55,471,068      1,418,537         10.23%        23,014,557       608,935         10.58%
                                     -----------     ----------                      -----------      --------
Total earning assets                  61,689,645      1,519,220          9.85%        30,557,960       709,985          9.29%
                                     -----------     ----------                      -----------      --------
Other assets                           7,171,910                                       3,370,376
                                     -----------                                     -----------
Total assets                         $68,861,555                                     $33,928,336
                                     ===========                                     ===========
LIABILITIES
Interest bearing deposits            $42,113,253        612,851          5.82%       $19,313,760      $233,794          4.84%
FHLB advances                          9,348,746        150,497          6.44%         1,873,656        24,084          5.14%
                                     -----------     ----------                      -----------      --------
Total interest bearing liabilities    51,461,999        763,348          5.93%        21,187,416       257,878          4.87%
Non-interest bearing liabilities       7,520,863                                       2,839,435
                                     -----------     ----------                      -----------      --------

Total liabilities                     58,982,862        763,348          5.18%        24,026,851       257,878          4.29%
Equity                                 9,878,693                                       9,901,485
                                     -----------     ----------                      -----------      --------

Total liabilities and equity         $68,861,555                                     $33,928,336
                                     ===========                                     ===========

Net interest income/margin                           $  755,872          4.90%                        $452,107          5.92%
                                                     ==========                                       ========

Net interest spread                                                      3.92%                                          4.42%

As reflected above, for the three months ended June 30, 2000 the average yield on earning assets amounted to 9.85 percent, while the average cost of interest-bearing liabilities was 5.93 percent. For the three months ended June 30,1999 the average yield on earning assets was 9.29 percent and the average cost of interest-bearing liabilities was 4.87 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The decrease in the yield on average loans from 10.58% to 10.23% is attributable to the change in mix of higher earning loans as a percent of total loans. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended June 30, 2000 was 4.90 percent compared to 5.92 percent for the three months ended June 30, 1999. The decrease in the net-interest margin is attributable to the increase in interest bearing liabilities which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 5.18 percent for the three months ended June 30, 2000 compared to 4.29 percent for the three months ended June 30, 1999.

The following tables represent changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                  For the six months ended June 30 2000
                                                                                   versus six months ended June 30 1999
                                                                                   ------------------------------------
                                                                             Volume                 Rate                Net change
                                                                             ------                 ----                ----------
Federal funds sold ............................................           $   (56,621)           $     7,975            $   (48,646)
Investments ...................................................                 6,989                 19,806                 26,795
                                                                          -----------            -----------            -----------
Total investments and federal funds sold ......................               (49,632)                27,781                (21,851)
Total loans ...................................................             1,746,539               (133,314)             1,613,225
                                                                          -----------            -----------            -----------
Total earning assets ..........................................             1,696,908               (105,534)             1,591,374
Total interest-bearing liabilities ............................               759,054                209,592                968,646
                                                                          -----------            -----------            -----------
Net interest income ...........................................           $   937,854            $  (315,126)           $   622,728
                                                                          ===========            ===========            ===========





                   Analysis of Changes in Net Interest Income

                                                                                     For the three months ended June 30 2000
                                                                                      versus three months ended June 30 1999
                                                                                      --------------------------------------
                                                                                Volume                 Rate               Net change
                                                                                ------                 ----               ----------
Federal funds sold ...............................................            $ (21,136)            $   4,574             $ (16,562)
Investments ......................................................                5,598                10,597                16,195
                                                                              ---------             ---------             ---------
Total investments and federal funds sold .........................              (15,538)               15,171                  (367)
Total loans ......................................................              858,475               (48,873)              809,602
                                                                              ---------             ---------             ---------
Total earning assets .............................................              842,937               (33,702)              809,235
Total interest-bearing liabilities ...............................              371,929               133,541               505,470
                                                                              ---------             ---------             ---------
Net interest income ..............................................            $ 471,008             $(167,243)            $ 303,765
                                                                              =========             =========             =========



RESULTS OF OPERATIONS

The Company's net income for the six months ended June 30, 2000 was $90,304 or $.09 per share, compared to a loss of $297,200 or $.28 per share, for the six months ended June 30,1999. The amount of the Company's provision for loan losses for the six month was $60,000, which was substantially less than the $450,000 provided in the first half of 1999. Since opening the bank in July 1998, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans. In the third quarter of 1999, management concluded that the allowance for loan losses was large enough to allow for the risk of loss of one or two of the Company's largest loans while maintaining a reserve allowance for the loan portfolio as a whole. Consequently, the Company started in third quarter of 1999 making quarterly provisions that were less than in prior quarters. As of June 30, 2000, the reserve for loan losses as a percent of total loans was 1.47%.

Non-interest income for the six months ended June 30, 2000 was $214,257, compared to $110,172 for the six months ended June 30, 1999. Fees generated from the increase in deposit accounts and fees on loans sold were the main reason for the 94% increase in non-interest income.

Non-interest expenses for the six months ended June 30, 2000 were $1,417,187, compared to $886,442 for the six months ended June 30,1999. The increase of $530,745 is mainly attributable to increases in salaries and benefits, occupancy cost and furniture and equipment expenses. These increases primarily relate to expenses associated with the preparation of and opening of the bank's first two branches and increase in administrative staff to support the growth. The West Ashley branch opened in September 1999 and the Moncks Corner branch opened in May 2000.

The Company's  net income for the quarter  ending June 30, 2000 was $53,157 or $
 .05 per share, compared to a loss of $ 149,600 or $ .14 per share, for the three months ending June 30, 1999. The provision for loan losses recorded in the quarter ending June 30, 2000 was $30,000 compared to $ 225,000 for the quarter ending June 30, 1999.

Non-interest income for the three months ended June 30, 2000 was $126,223 compared to $52,115 for the three months ended June 30, 1999. Increased deposit accounts, resulting in increased fees on deposits and increased fees on loans sold account for the major portion of the increase.

Non-interest expenses for the three months ended June 30, 2000 were $773,979, compared to $ 507,294 for the three months ended June 30, 1999. The increase of $266,685 is mainly attributable to increases in salaries and benefits, occupancy cost and furniture and equipment expenses. These increases primarily relate to the opening of the two new branches and the related cost to support the bank's growth.

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

LOANS

Commercial financial and agricultural loans made up 30 percent of the total loan portfolio as of June 30, 2000, totaling $18.0 million. Loans secured by real estate for construction and land development totaled $2.4 million or 4 percent of the total loan portfolio while all other loans secured by real estate totaled $38.1 million or 62 percent of the total loan portfolio as of June 30, 2000. Installment loans and other consumer loans to individuals comprised $2.5 million or 4 percent of the total loan portfolio. The allowance for loan losses was 1.47 percent of loans as of June 30, 2000 compared to 1.90 percent as of December 31, 1999. In management's opinion, the allowance for loan losses is adequate. At June 30, the Company had no loans that were 90 days or more past due or non-accruing.

CAPITAL RESOURCES

The capital base for the Company decreased by $273,936 for the six months ending June 30, 2000, due to the $351,438 paid out for the repurchase of 45,029 shares of stock, offset by the operating income and unrealized losses on available for sale securities. On March 17, 2000, the Company announced plans to repurchase up to 100,000 shares of its common stock. Any repurchase will have the effect of reducing the Company's equity capital by the amount paid. The Company's equity to asset ratio was 12.1 percent as of June 2000 compared to 17.6 percent as of December 31, 1999.


The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of June 30, 2000, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                    Well Capitalized       Adequately Capitalized
                                                              Actual                   Requirement                 Requirement
                                                              ------                   -----------                 -----------
                                                       Amount        Ratio       Amount            Ratio      Amount        Ratio
                                                       ------        -----       ------            -----      ------        -----
Total capital to risk weighted
   assets ....................................        $10,549        20.57%     $ 5,128           10.00%     $ 4,103        8.00%
Tier 1 capital to risk weighted
   assets ....................................          9,905        19.31        3,077            6.00        2,051        4.00
Tier 1 capital to average assets .............          9,905        14.38        3,443            5.00        2,754        4.00

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

                           PART II - OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders.

     (a)  The Company held its annual meeting of shareholders on May 11, 2000.

     (b) and (c) The following persons were elected as directors with the votes shown:


         NAME                                         FOR              WITHHOLD
         ----                                         ---              --------

William A. Coates ..........................        945,398             4,159

Thomas E. Hamer, Sr ........................        945,398             4,159

Paul D. Hollen, III ........................        945,398             4,159

L. Wayne Pearson ...........................        945,398             4,159

Norman T. Russell ..........................        945,398             4,159

Robert M. Scott ............................        945,398             4,159

James H. Sexton, Jr ........................        945,398             4,159

James P. Smith .............................        945,398             4,159


       The following other matters were voted on as shown:

Approval of the Adoption of the Employee Stock Purchase Plan

  FOR                398,056 shares

  AGAINST             41,049 shares

  ABSTAIN              3,030 shares


 Approval of the 1999 Stock Option Plan

   FOR               397,896 shares

   AGAINST            42,259 shares

   ABSTAIN             1,980 shares

ITEM 6.  Exhibits and Reports on Form 8-K.
-------

a)       Exhibits

     Exhibit No.
     From Item 601 of
     Regulation S-B                     Description
     ----------------------------       ------------------------------

                      10.1 Southcoast Financial Corporation Employee Stock Purchase Plan (incorporated by reference to appendix to proxy statement filed in connection with May 11, 2000 Annual Meeting of Shareholders)


                      10.2 Southcoast Financial Corporation 1999 Stock Option Plan (incorporated by reference to appendix to proxy statement filed in connection with May 11, 2000 Annual Meeting of Shareholders)


                      27                Financial Data Schedule

b)       Reports on form 8-K.      None.

-------------------

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Southcoast Financial Corporation
                                   Registrant



Date:  August 14, 2000             By:  s/L. Wayne Pearson

                                   ---------------------------------------------
                                        L. Wayne Pearson
                                        President and Chief Executive Officer


Date:  August 14, 2000             By: s/ Robert M. Scott

                                   ---------------------------------------------
                                        Robert M. Scott
                                        Executive Vice President and Chief
                                         Financial Officer

                                  Exhibit Index

     Exhibit No.
     From Item 601 of
     Regulation S-B                     Description
     ----------------------------       ------------------------------

                      10.1 Southcoast Financial Corporation Employee Stock Purchase Plan (incorporated by reference to appendix to proxy statement filed in connection with May 11, 2000 Annual Meeting of Shareholders)


                      10.2 Southcoast Financial Corporation 1999 Stock Option Plan (incorporated by reference to appendix to proxy statement filed in connection with May 11, 2000 Annual Meeting of Shareholders)


                      27                Financial Data Schedule