Form 10QSB
period 2000-09-30
SOUTHCOAST FINANCIAL CORP
filed 2000-11-14
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 954,074, Shares Outstanding on October 31, 2000.

         Transitional Small Business Disclosure Format (Check one):
                                 [ ] Yes [X] No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                                (Unaudited)
                                                                                               September 30,           December 31,
                                                                                                   2000                    1999
                                                                                                   ----                    ----
ASSETS
   Cash and due from banks .........................................................           $  4,519,072            $  1,786,411
   Federal funds sold ..............................................................              2,660,000               1,310,000
   Investment securities available for sale ........................................              4,271,420               3,121,049
   Loans, net of allowance of $910,758 and $835,000 ................................             67,147,936              43,153,421
   Property and equipment - net ....................................................              5,889,645               4,513,284
   Other assets ....................................................................              1,978,407               1,364,381
                                                                                               ------------            ------------
       Total assets ................................................................           $ 86,466,480            $ 55,248,546
                                                                                               ============            ============

LIABILITIES
   Deposits
     Noninterest-bearing ...........................................................           $  8,339,142            $  5,667,155
     Interest bearing ..............................................................             55,341,170              32,577,797
                                                                                               ------------            ------------
       Total deposits ..............................................................             63,680,312              38,244,952
   Other borrowings ................................................................             12,950,000               6,899,904
   Other liabilities ...............................................................                492,897                 382,892
                                                                                               ------------            ------------
       Total liabilities ...........................................................             77,123,209              45,527,748
                                                                                               ------------            ------------
SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized;
     977,541 shares outstanding at September 30, 2000
     and 1,047,987 outstanding at December 31, 1999) ...............................              9,950,819              10,520,053
   Retained deficit ................................................................               (562,081)               (714,147)
   Accumulated other comprehensive (loss) ..........................................                (45,467)                (85,108)
                                                                                               ------------            ------------
       Total shareholders' equity ..................................................              9,343,271               9,720,798
                                                                                               ------------            ------------
       Total liabilities and shareholders' equity ..................................           $ 86,466,480            $ 55,248,546
                                                                                               ============            ============









         See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                        Nine months     Nine months    Three Months    Three months
                                                                           ended           ended           ended           ended
                                                                       Sept. 30,2000   Sept 30, 1999   Sept. 30,2000   Sept. 30,1999
                                                                       -------------   -------------   -------------   -------------
INTEREST INCOME
   Loans, including fees ..........................................     $ 4,205,871     $ 1,791,833      $ 1,617,565     $   816,752
   Investment securities ..........................................         239,740         192,624          100,467          80,146
    Federal funds sold ............................................          90,824         107,318           55,007          22,855
                                                                        -----------     -----------      -----------     -----------
       Total interest income ......................................       4,536,435       2,091,775        1,773,039         919,753

INTEREST EXPENSE
   Deposits and borrowings ........................................       2,389,542         768,129        1,023,476         370,709
                                                                        -----------     -----------      -----------     -----------
       Net interest income ........................................       2,146,893       1,323,646          749,563         549,044

PROVISION FOR POSSIBLE LOAN LOSSES ................................          90,000         480,000           30,000          30,000
                                                                        -----------     -----------      -----------     -----------
     Net interest income after provision for loan losses ..........       2,056,893         843,646          719,563         519,044
                                                                        -----------     -----------      -----------     -----------

NONINTEREST INCOME
   Service fees on deposit accounts ...............................         159,955          65,283           62,260          22,981
   Fees on loans sold .............................................         166,877          42,163          108,873          11,719
   Other ..........................................................          96,526          58,530           37,968          21,104
                                                                        -----------     -----------      -----------     -----------
       Total non interest income ..................................         423,358         165,976          209,101          55,804
                                                                        -----------     -----------      -----------     -----------

NONINTEREST EXPENSE
   Salaries and employee benefits .................................       1,416,017         913,089          509,710         336,725
   Occupancy ......................................................         101,014          44,756           38,564          14,669
   Furniture and equipment ........................................         251,931         115,630           95,573          47,864
     Advertising and public relations .............................          46,081          63,315           21,545          24,460
   Professional fees ..............................................          64,468          95,433           25,747          35,568
   Travel and entertainment .......................................          88,499          69,821           30,592          30,406
   Telephone, postage and supplies ................................         144,624         104,721           54,190          51,945
   Other operating ................................................         138,733          33,030           58,259          11,716
       Total noninterest expenses .................................       2,251,367       1,439,795          834,180         553,353
                                                                        -----------     -----------      -----------     -----------
       Income (loss) before income taxes ..........................         228,884        (430,171)          94,484          21,495
INCOME TAX  (BENEFIT) .............................................          76,818        (147,296)          32,722           7,172

       Net income (loss) ..........................................     $   152,066     $  (282,875)     $    61,762     $    14,323
                                                                        ===========     ===========      ===========     ===========

NET INCOME (LOSS)  PER COMMON SHARE ...............................     $       .15     $     (0.27)     $      0.06     $      0.01
                                                                        ===========     ===========      ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING ...............................       1,023,581       1,047,987          993,616       1,047,987
                                                                        ===========     ===========      ===========     ===========



       See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                         Accumulated        Total
                                                   Common stock                                              other          share-
                                                   ------------            Paid-in         Retained       comprehensive     holders'
                                               Shares         Amount       capital         deficit        income (loss)      equity
                                               ------         ------       -------         -------        -------------      ------
BALANCE, JANUARY 1, 1999 .................   1,047,987    $  5,239,935    $5,280,118   $   (451,147)   $      5,678    $ 10,074,584

   Net loss ..............................           -               -             -       (282,875)              -        (282,875)

   Other comprehensive income, net of tax:
     Unrealized holding losses on
       securities available for sale .....           -               -             -              -         (89,134)        (89,134)
                                                                                                                       ------------

   Comprehensive income (loss) ...........           -               -             -              -               -        (372,009)
                                                                                                                       ------------

   Par value conversion upon
     exchange of stock ...................                   5,280,118    (5,280,118)             -               -               -
                                                          ------------    ----------   ------------    ------------    ------------

BALANCE, Sept 30,1999 ....................   1,047,987    $ 10,520,053                     (734,022)        (83,456)   $  9,702,575
                                             =========    ============    ==========   ============    ============    ============

BALANCE, JANUARY 1, 2000 .................   1,047,987      10,520,053             -       (714,147)        (85,108)      9,720,798

   Net income ............................           -               -             -        152,066               -         152,066

   Other comprehensive loss, net of tax:
     Unrealized holding gains on
       securities available for sale .....           -               -             -              -          39,641          39,641
                                                                                                                       ------------

   Comprehensive income ..................           -               -             -              -               -         191,707

   Repurchase of common stock ............     (70,446)       (569,234)            -              -               -        (569,234)
                                             ---------    ------------    ----------   ------------    ------------    ------------

BALANCE, Sept. 30, 2000 ..................     977,541    $  9,950,819    $        -   $   (562,081)   $    (45,467)      9,343,271
                                             =========    ============    ==========   ============    ============    ============









           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the nine months ended September 30
                                   (Unaudited)



                                                                                                    2000                     1999
                                                                                                    ----                     ----
OPERATING ACTIVITIES .............................................................            $    152,066             $   (282,875)
   Net income (loss)
   Adjustments to reconcile net income (loss) to net
     cash provided for operating activities:
       Income tax (benefit) ......................................................                  76,818                 (184,611)
       Provision for possible loan losses ........................................                  90,000                  480,000
       Depreciation and amortization .............................................                 240,760                   61,687
       Increase in other assets ..................................................                (711,264)                (211,165)
       Increase in other liabilities .............................................                 110,005                  173,510
                                                                                              ------------             ------------
         Net cash (used) provided by operating activities ........................                 (41,615)                  36,546
                                                                                              ------------             ------------

INVESTING ACTIVITIES
   Increase (decrease) in federal funds sold .....................................              (1,350,000)               2,810,000
   Purchase of investment securities available for sale ..........................              (1,096,810)              (2,057,314)
   Net increase in loans .........................................................             (24,084,515)             (25,426,182)
   Purchase of property and equipment ............................................              (1,610,621)              (2,637,748)
                                                                                              ------------             ------------
         Net cash used for investing activities ..................................             (28,141,946)             (27,311,244)
                                                                                              ------------             ------------

FINANCING ACTIVITIES
   Increase in Federal Home Loan Bank borrowing ..................................               6,050,096                3,950,000
   Purchase of corporate stock ...................................................                (569,234)                       -
   Net increase in deposits ......................................................              25,435,360               23,673,610
                                                                                              ------------             ------------
         Net cash provided by financing activities ...............................              30,916,222               27,623,610
                                                                                              ------------             ------------

         Increase in cash and due from banks .....................................               2,732,661                  348,912

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD .....................................               1,786,411                1,211,451
                                                                                              ------------             ------------

CASH AND DUE FROM BANKS, END OF PERIOD ...........................................            $  4,519,072             $  1,560,363
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

NOTE 2 - ORGANIZATION

           Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank and has no employees. The results for the period ending September 30, 1999, reflect the previous filing of Southcoast Community Bank.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation. This discussion concentrates on the nine months of operations ending September 30, 2000, compared to the same period ending September 30, 1999 and the three months of operations ending September 30, 2000, compared to the same quarter ending September 30, 1999. Results of operations for the period ending September 30, 2000 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $2,146,893 for the nine months ended September 30, 2000, compared to $1,323,646 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000, net interest income was $749,563 compared to $549,094 for the quarter ended September 30, 1999.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the nine months ending September 30, 2000 increased to $62.6 million, or 108 percent, from the $30.1 million reported for the nine months ending September 30, 1999. The increase was mainly attributable to the increase in loans, supported by a $32.2 million increase in interest bearing liabilities, which resulted from favorable economic conditions in the Charleston, South Carolina market; the opening of the bank's first branch in the third quarter of 1999; its second branch in May 2000; and the Company's marketing efforts.

Average earning assets for the quarter ending September 30, 2000 increased to $73.9 million, or 92 percent, from the $38.5 million reported for the quarter ended September 30, 1999. Average loans increased $32.6 million, supported by an increase in average interest bearing funds of $ 35.0 million.

The following table reflects changes in the Company's net interest income that are primarily a result of changes in volume and rates of its interest earning assets and interest bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest-bearing liabilities, slightly offset by a decrease in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.

                                                    Nine months ended                          Nine months ended
                                                     Sept. 30, 2000                             Sept. 30, 1999
                                                     --------------                             --------------
                                          Average        Income/        Yield/       Average       Income/        Yield/
                                          Balance        expense         rate        balance       expense         rate
                                          -------        -------         ----        -------       -------         ----
ASSETS

Federal funds sold ................      $ 1,871,087     $   90,824        6.47%    $ 2,973,461    $  107,318         4.81%
Investments .......................        4,868,540        239,740        6.57       4,215,322       192,624         6.09
                                         -----------     ----------                 -----------    ----------        -----
Total investments and
   federal funds sold .............        6,739,627        330,564        6.54       7,188,783       299,942         5.56
Loans .............................       55,821,113      4,205,871       10.05      22,949,769     1,791,833        10.41
                                         -----------     ----------                 -----------    ----------
Total earning assets ..............       62,560,740      4,536,435        9.67      30,138,552     2,091,775         9.25
                                                         ----------                                ----------        -----
Other assets ......................        7,272,203                                  3,327,468
                                         -----------                                -----------
Total assets ......................      $69,832,943                                $33,466,020
                                         ===========                                ===========

LIABILITIES
Interest bearing deposits .........      $43,806,806     $1,939,268        5.90     $18,450,878    $  680,869         4.92
FHLB advances .....................        9,119,391        450,274        6.58       2,233,810        87,260         5.21
                                         -----------     ----------                 -----------    ----------
Total interest bearing liabilities        52,926,197      2,389,542        6.02      20,684,688       768,129         4.95

Non-interest bearing liabilities ..        7,222,433                                  2,863,374
                                         -----------                                -----------

Total liabilities .................       60,148,630      2,389,542        5.30      23,548,062       768,129         4.35
Equity ............................        9,684,313     ----------                   9,917,958     ---------
                                         -----------                                -----------
Total liabilities and equity ......      $69,832,943                                $33,466,020
                                         ===========                                ===========

Net interest income/margin ........                      $2,146,893        4.58                    $1,323,646         5.86
                                                         ==========                                ==========

Net interest spread ...............                                        3.65                                       4.30


As reflected above, for the nine months ended September 30, 2000, the average yield on earning assets was 9.67 percent, while the average cost of interest-bearing liabilities was 6.02 percent. For the nine months ended September 30, 1999 the average yield on earning assets was 9.25 percent and the average cost of interest-bearing liabilities was 4.95 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The decrease in the yield on loans from 10.41% at September 30, 1999 to 10.05% at September 30, 2000 is attributable to the change in the mix of higher earning loans as a percent of the total loans. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine months ended September 30, 2000 was 4.58 percent compared to 5.86 percent for the nine months ended September 30, 1999. The decrease in the net interest margin is attributable to the increase in interest bearing liabilities, which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 5.30 percent for the nine months ended September 30, 2000 compared to 4.35 percent for the nine months ended September 30, 1999.


                                                   Three months ended                            Three months ended
                                                     Sept. 30, 2000                                Sept. 30, 1999
                                                     --------------                                --------------
                                          Average        Income/        Yield/       Average          Income/        Yield/
                                          Balance        expense         rate        balance          expense         rate
                                          -------        -------         ----        -------          -------         ----
ASSETS

Federal funds sold                       $ 3,280,237     $   55,007        6.71%    $ 1,839,262     $  22,855         4.97%
Investments                                6,108,437        100,467        6.58       4,646,234        80,146         6.90
                                         -----------     ----------                 -----------     ---------         ----
Total investments and
   federal funds sold                      9,388,674        155,474        6.62       6,485,496       103,001         6.35
Loans                                     64,551,209      1,617,565       10.02      31,968,913       816,752        10.22
                                         -----------     ----------                 -----------     ---------
Total earning assets                      73,939,883      1,773,039        9.59      38,454,409       919,753         9.57
                                                         ----------                                 ---------         ----
Other assets                               7,803,415                                  4,533,611
                                         -----------                                -----------
Total assets                             $81,743,298                                $42,988,020
                                         ===========                                ===========

LIABILITIES
Interest bearing deposits                $53,339,395     $  828,525        6.21     $24,962,825      $323,747         5.03
FHLB advances                             11,062,220        194,951        7.05       4,388,849        56,962         5.19
                                         -----------     ----------                 -----------      --------
Total interest bearing liabilities        64,401,615      1,023,476        6.36      29,351,674       370,709         5.05

Non-interest bearing liabilities           8,015,788                                  3,846,897
                                         -----------                                -----------

Total liabilities                         72,417,403      1,023,476        5.65      33,198,571       370,709         4.47
Equity                                     9,325,895     ----------                   9,789,499      --------
                                         -----------                                -----------
Total liabilities and equity             $81,743,298                                $42,988,020
                                         ===========                                ===========

Net interest income/margin                               $  749,563        4.05                      $549,044         5.71
                                                         ==========                                  ========

Net interest spread                                                        3.23                                       4.52


As reflected above, for the three months ended September 30, 2000, the average yield on earning assets was 9.59 percent, while the average cost of interest-bearing liabilities was 6.36 percent. For the three months ended September 30, 1999 the average yield on earning assets was 9.57 percent and the average cost of interest-bearing liabilities was 5.05 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The decrease in the yield on loans from 10.22% at September 30, 1999 to 10.02% at September 30, 2000 is attributable to the change in the mix of higher earning loans as a percent of the total loans. The net interest margin for the three months ended September 30, 2000 was 4.05 percent compared to 5.71 percent for the three months ended September 30, 1999. The decrease in the net interest margin is attributable to the increase in interest bearing liabilities, which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 5.65 percent for the three months ended September 30, 2000 compared to 4.47 percent for the nine months ended September 30, 1999.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                      For the nine months ended Sept. 30, 2000
                                                                                       versus nine months ended Sept. 30, 1999
                                                                                       ---------------------------------------
                                                                              Volume                  Rate               Net change
                                                                              ------                  ----               ----------
Federal funds sold ............................................           $   (39,768)           $    23,274            $   (16,494)

Investments ...................................................                29,836                 17,280                 47,116

Total investments and federal funds sold ......................                (9,932)                40,554                 30,622

Total loans ...................................................             2,566,430               (152,392)             2,414,038

Total earning assets ..........................................             2,556,498               (111,838)             2,444,660

Total interest-bearing liabilities ............................             1,204,688                416,725              1,621,413

Net interest income ...........................................           $ 1,351,810            $  (528,563)           $   823,247






                   Analysis of Changes in Net Interest Income


                                                                                      For the three months ended Sept. 30, 2000
                                                                                       versus nine months ended Sept. 30, 1999
                                                                                       ---------------------------------------
                                                                                   Volume               Rate             Net change
                                                                                   ------               ----             ----------

Federal funds sold .................................................            $  17,904            $  14,248             $  32,152

Investments ........................................................               25,223               (4,902)               20,321
                                                                                ---------            ---------             ---------
Total investments and federal funds sold ...........................               43,127                9,346                52,473

Total loans ........................................................              832,478              (31,665)              800,813
                                                                                ---------            ---------             ---------
Total earning assets ...............................................              875,605              (22,319)              853,286

Total interest-bearing liabilities .................................              443,422              209,345               652,767
                                                                                ---------            ---------             ---------
Net interest income ................................................            $ 432,183            $(231,664)            $ 200,519

RESULTS OF OPERATIONS

The Company's net income for the nine months ended September 30, 2000 was $152,066 or $.15 per share, compared to a loss of $282,875 or $.27 per share, for the nine months ended September 30,1999. The amount of the Company's provision for loan losses for the nine months ended September 30, 2000 was $90,000, which was substantially less than the $480,000 provided in the same period of 1999. Since opening the bank in July 1998, management has sought to have an allowance for loan losses adequate to cover the level of loss management believed to be inherent in the portfolio as a whole, taking into account the relative size of the allowance and the size of the Company's largest loans. In the third quarter of 1999, management concluded that the allowance for loan losses was large enough to allow for the risk of loss of one or two of the Company's largest loans, while maintaining a reserve allowance for the loan portfolio as a whole. Consequently, the Company started in the third quarter of 1999 making quarterly provisions that were less than in prior quarters. As of September 30, 2000, the reserve for loan losses as a percent of total loans was 1.34%.


Non-interest income for the nine months ended September 30, 2000 was $423,358, compared to $165,976 for the nine months ended September 30, 1999. Fees generated from the increase in deposit accounts and fees on loans sold were the main reason for the increase in non-interest income.


Non-interest expenses for the nine months ended September 30, 2000 were $2,251,367, compared to $1,439,795 for the nine months ended September 30,1999. The increase of $811,572 is mainly attributable to increases in salaries and benefits, occupancy cost and furniture and equipment expenses. These increases primarily relate to expenses associated with the preparation of and opening of the bank's first two branches and increase in administrative staff to support the growth. The West Ashley branch opened in September 1999 and the Moncks Corner branch opened in May 2000.



The Company's net income for the quarter ending September 30, 2000 was $61,762 or $ .06 per share, compared to $ 14,323 or $ .01 per share, for the three months ending September 30, 1999. The provision for loan losses recorded in the quarter ending September 30, 2000, was $30,000, which was the same as recorded for the quarter ending September 30, 1999.

Non-interest income for the three months ended September 30, 2000 was $209,101 compared to $55,904 for the three months ended September 30, 1999. Increased deposit accounts, resulting in increased fees on deposits and increased fees on loans sold, account for the major portion of the increase.

Non-interest expenses for the three months ended September 30, 2000, were $834,180, compared to $ 553,353 for the three months ended September 30, 1999. The increase of $280,827 is mainly attributable to increases in salaries and benefits, occupancy cost and furniture and equipment expenses. These increases primarily relate to the opening of the two new branches and the related cost to support the bank's growth.


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


LOANS

Commercial financial and agricultural loans made up 34 percent of the total loan portfolio as of September 30, 2000, totaling $23.3 million. Loans secured by real estate for construction and land development totaled $1.0 million, or 2 percent of the total loan portfolio while all other loans secured by real estate totaled $40.7 million, or 60 percent of the total loan portfolio as of September 30, 2000. Installment loans and other consumer loans to individuals comprised $3.0 million, or 4 percent of the total loan portfolio. The allowance for loan losses was 1.34 percent of loans as of September 30, 2000 compared to 1.90 percent as of December 31, 1999. In management's opinion, the allowance for loan losses is adequate. At September 30, 2000, the Company had no loans that were 90 days or more past due or non-accruing.


CAPITAL RESOURCES

The capital base for the Company decreased by $377,527 for the nine months ending September 30, 2000, due to the $569,234 paid out for the repurchase of 70,446 shares of stock, offset by the operating income and unrealized gains on available for sale securities. On March 17, 2000, the Company announced plans to repurchase up to 100,000 shares of its common stock. Any repurchase will have the effect of reducing the Company's equity capital by the amount paid. The Company's equity to asset ratio was 10.8 percent as of September 30, 2000 compared to 17.6 percent as of December 31, 1999.


The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of September 30, 2000, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios


                                                                        Well Capitalized         Adequately Capitalized
                                                                 Actual                  Requirement               Requirement
                                                                 ------                  -----------               -----------
                                                           Amount       Ratio        Amount       Ratio        Amount         Ratio
                                                           ------       -----        ------       -----        ------         -----
Total capital to risk weighted assets ..............      $10,695       18.72%      $ 5,713       10.00%      $ 4,570          8.00%
Tier 1 capital to risk weighted  assets ............        9,978       17.46         3,428        6.00         2,285          4.00
Tier 1 capital to average assets ...................        9,978       12.21         4,087        5.00         3,269          4.00

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


                                         Southcoast Financial Corporation
                                            Registrant


                                             /s/L. Wayne Pearson
Date:  November 14, 2000                 By:------------------------------------
                                              L. Wayne Pearson
                                              President and Chief Executive
                                              Officer

                                             /s/Robert M. Scott
Date: November 14, 2000                  By:------------------------------------
                                              Robert M. Scott
                                              Executive Vice President and Chief
                                              Financial Officer