Form 10KSB
period 2000-12-31
SOUTHCOAST FINANCIAL CORP
filed 2001-04-02
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000                  File Number 0-25933

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

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $ 7,120,388.

         The aggregate market value of the Common Stock held by non-affiliates on February 28, 2001, was approximately $8,906,858. As of February 28, 2000, there were 937,564 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III


Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [x]

                                     PART I

Forward-Looking Statements

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, Southcoast Financial Corporation (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Southcoast Community Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.



Item 1.  Description of Business.

General

         The Company is a South Carolina corporation organized in 1999 under the laws of South Carolina for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company and the Company became the owner of all of the outstanding capital stock of the Bank. The Company presently engages in no business other than that of owning the Bank and has no employees.

         The Bank is a South Carolina state bank incorporated in June, 1998, and which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant and Charleston, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant, South Carolina, the Charleston office is located at 802 Savannah Highway in Charleston, South Carolina and the Moncks Corner office is located at 337 East Main Street, Moncks Corner, South Carolina. The Bank has received permission to open an additional branch in Mt. Pleasant, South Carolina and expects to open a limited service office there in 2001.

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

         Management of the Bank believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals, industries or groups of related individuals or industries and the Bank has no foreign loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in its service area within the Charleston-North Charleston, South Carolina Metropolitan Statistical Area (the "Charleston MSA"). The economy of this area is diversified and does not depend on any one industry or group of related industries. Management has established loan policies and practices that include set limitations on loan-to-collateral value for different types of collateral, requirements for appraisals, obtaining and maintaining current credit and financial information on borrowers, and credit approvals.

         Other services offered by the Bank include residential mortgage loan origination services, safe deposit boxes, night depository service, VISA(R) and MasterCard(R) charge cards, tax deposits, traveler's checks, and twenty-four hour automated teller service. The ATMs are part of the Intercept network.

         At March 1, 2001, the Bank employed 39 persons full-time. Management of the Bank believes that its employee relations are excellent.


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

         The Bank competes in the Charleston MSA. As of June 30, 2000 21 banks, savings and loans, and savings banks with 150 branch locations competed in Charleston MSA for aggregate deposits of approximately $4.28 billion. As of June 30, 2000, the Bank held 1.33% of total deposits in the MSA.

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

         The Company is also subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

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

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2000.

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

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions and a significant number of regulations have already been adopted.

         Under provisions of the legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Company anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.


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

Item 2.  Description of Property.

         The Company owns the real property at 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. The Company also owns properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located. All properties are believed to be well suited for the Company's needs.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over The Counter Bulletin Board. The reported high and low bid prices for each quarter of 2000 and 1999 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                     Low                          High
                                     ---                          ----
       2000

Fourth Quarter                      $ 8.75                       $ 9.75
Third Quarter                       $ 7.75                       $ 9.625
Second Quarter                      $ 6.875                      $ 8.375
First Quarter                       $ 6.50                       $ 7.875

       1999

Fourth                              $ 7.75                       $ 9.50
Quarter
Third Quarter                       $ 8.00                       $10.25
Second Quarter                      $ 9.50                       $10.50
First Quarter*                      $ 7.50                       $ 9.12
____________________
*Amounts adjusted to reflect an 11 for 10 stock split in the form of a 10% stock dividend declared March 3, 1999.

         As of February 28, 2001, there were approximately 850 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2000 of $210,351, or $0.21 per share, compared to a net loss for the year ended December 31, 1999 of $263,000 or $.25 per common share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $2,977,809 for 2000 as compared to $1,889,280 for 1999 The Bank also had other operating income (principally service charges, fees and commissions) of $647,713 in 2000 and $232,452 in 1999. The Bank provided $120,000 and $510,000 to its reserve for loan losses in 2000 and 1999 respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $3,187,058 in 2000 and $2,011,857 in 1999.

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

         During  the year ended  December  31,  2000,  net  interest  income was
$2,977,809. For the year ended December 31, 1999, net interest income was $1,889,280. This increase was primarily attributable to an increase in volume as average interest earning assets increased to $66,637,000 in 2000 from
$34,417,000 in 1999. The increase in volume was attributable to continuing growth of the Bank's main office, as well as the opening of new branches in September, 1999 and May, 2000. The average yield on interest earning assets increased from 9.15% to 9.71% from 1999 to 2000, while the average cost of interest bearing liabilities increased from 5.03% to 6.12%. The net yield on average interest earning assets decreased from 5.49% in 1999 to 4.47% in 2000.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2000 and 1999.

                                                                    Average Balances, Yields and Rates
                                                                          (Dollars in Thousands)

                                                    Year Ended December 31, 2000         Year Ended December 31,1999
                                                    ----------------------------         ---------------------------
                                                                Interest                             Interest
                                                    Average      Income/    Yields/      Average      Income/     Yields/
                                                    Balance(1)   Expense     Rates     Balance(1)     Expense      Rates
                                                    ----------   -------     -----     ----------     -------      -----
Assets
Federal funds sold ..............................      $ 1,955      $  130     6.62%     $ 2,799        $  137      4.89%

Investment securities ...........................        5,003         329     6.58%       4,211           259      6.15%
Loans ...........................................       59,679       6,014    10.08%      27,407         2,752     10.04%
                                                       -------      ------    -----      -------        ------     -----
  Total interest earning assets .................       66,637       6,473     9.71%      34,417         3,148      9.15%
Other assets ....................................        7,541                             3,883
                                                       -------                           -------
  Total assets ..................................      $74,178                           $38,300
Liabilities and shareholders' equity
Interest bearing deposits .......................      $46,919       2,824     6.02%     $21,996        $1,110      5.05%
FHLB advances ...................................       10,195         671     6.58%       3,029           149      4.91%
                                                       -------      ------    -----      -------        ------     -----
    Total interest bearing liabilities ..........       57,114       3,495     6.12%      25,025         1,259      5.03%
Noninterest bearing demand deposits .............        7,064                             3,305
Other liabilities ...............................          431                                82
                                                       -------                           -------

    Total liabilities ...........................       64,609                            28,412
Shareholders' equity ............................        9,569                             9,888
                                                       -------                           -------
  Total liabilities and  shareholders' equity ...      $74,178                           $38,300
Interest rate spread (2)                                                       3.59%                                4.12%
Net interest income and net yield ...............                   $2,978     4.47%                    $1,889      5.49%
  on earning assets (3)
Interest free funds supporting earning assets (4)       $9,523                           $ 9,392

(1)  Average balances are computed on a daily basis.
(2) Total interest earning assets yield less total interest bearing liabilities rate.
(3)  Net interest income divided by total interest earning assets.
(4)  Total interest earning assets less total interest bearing liabilities.

Rate/Volume Analysis of Net Interest Income

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate.

                                                   Year Ended December 31,
                                                    2000 compared to 1999
                                                   Increase (Decrease) Due to
                                         ---------------------------------------
                                                   (Dollars in Thousands)
                                            Volume         Rate          Change
                                            ------         ----          ------
Interest earned on:
  Federal Funds Sold .................      $   (41)      $    34       $    (7)
  Investments ........................           48            22            70
  Net Loans ..........................        3,240            22         3,262
                                            -------       -------       -------

Total Interest Income ................        3,247            78         3,325
                                            -------       -------       -------
Interest paid on:
  Deposits ...........................        1,258           456         1,714

  FHLB Advances ......................          352           170           522
                                            -------       -------       -------

Total Interest Expense ...............        1,610           626         2,236
                                            -------       -------       -------

Change in Net Interest Income ........      $ 1,637       $  (548)      $ 1,089
                                            =======       =======       =======


         During 2001, management expects that interest rates will not radically change. Therefore, any improvements in net interest income for 2001 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service areas in Charleston, South Carolina, metropolitan area. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

Interest Rate Sensitivity

         Interest rate sensitivity management is concerned with the timing and magnitude of repricing assets compared to liabilities and is an important part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movement. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made.

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, repricing rate sensitive liabilities exceeded rate sensitive assets, resulting in a liability sensitive position at December 31, 2000 of $384,000 for a cumulative gap ratio of 0.99%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities. For a bank with a negative gap, such as the Bank, rising interest rates would be expected to have a negative effect on net interest income and falling rates would be expected to have the opposite effect.

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

                          Interest Sensitivity Analysis

                                                                                      December 31, 2000
                                                                                      -----------------
                                                                Within         4-12        Over 1-5          Over 5
                                                               3 Months       Months         Years            Years          Total
                                                               --------       ------        --------          ------         -----
                                                                                    (Dollars in thousands)
Interest earning assets
   Time deposits in other banks ........................      $    760       $      0        $      0       $      0        $    760
   Federal funds sold ..................................         1,350              0               0              0           1,350
   Other investments ...................................           999              0           3,215              0           4,214
   Loans
      Fixed rate .......................................         3,033          5,374           8,858          9,415          26,680
      Variable rate ....................................        23,964         16,712           6,890          1,129          48,695
                                                              --------       --------        --------       --------        --------

        Total interest earning assets ..................      $ 30,106       $ 22,086        $ 18,963       $ 10,544        $ 81,699
                                                              ========       ========        ========       ========        ========

Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts ............           869              0               0          2,742           3,611
      Savings ..........................................         8,368          2,789               0          3,203          14,360
      Time deposits $100M and over .....................         6,562          6,524             947              0          14,033
      Other time deposits ..............................         8,930         14,509           1,488              0          24,927
                                                              --------       --------        --------       --------        --------
        Total interest bearing deposits ................        24,729         23,822           2,435          5,945          56,931
   FHLB borrowing ......................................         4,025              0           3,200          9,000          16,225
                                                              --------       --------        --------       --------        --------

        Total interest bearing liabilities .............      $ 28,754       $ 23,822        $  5,635       $ 14,945        $ 73,156
                                                              ========       ========        ========       ========        ========

Interest sensitivity gap ...............................         1,352         (1,736)         13,328         (4,401)
Cumulative interest sensitivity gap ....................         1,352           (384)         12,944          8,543

Gap ratio ..............................................         1.05%           0.93%          3.37%            .71%
Cumulative gap ratio ...................................         1.05%           0.99%          1.22%           1.12%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for estimated loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate enough to provide for probable losses which have been incurred in the loan portfolio as of the balance sheet date although the exact amount of such losses and the specific loans cannot be identified yet. The Bank provided $120,000 and $510,000 to the allowance during the years ended December 31, 2000 and 1999, respectively.

Other Income

               Other income, which consists primarily of service fees on deposit accounts, fees on loans sold and other fee income, increased by $415,261 or 278% for the year ended December 31, 2000. The increase is primarily the result of increases in deposit accounts and the increased volume of loans sold.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing expenses, totaled $3,187,058 for the year ended December 31, 2000 as compared to $2,011,857 for the year ended December 31, 1999. The increase in expenses was due to increases in staff and facilities needed to support the increase in assets and the opening of the new branch offices.

Income Taxes

         During the year ended December 31, 2000, the Bank recorded a tax expense of $108,113 compared to a tax benefit of $137,125 for the year ended December 31, 1999. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes.

Investment Portfolio

         As of December 31, 2000, the Bank's investment portfolio comprised approximately 4.6% of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2000 and at December 31, 1999. Available-for-sale securities are stated at estimated fair value. The Bank had no securities which were held for investment at December 31, 2000 or 1999.

                        Securities Portfolio Composition

                                                         December 31, 2000                              December 31, 1999
                                                         -----------------                              -----------------
                                                                Net                                           Net
                                                             Unrealized                                    Unrealized
                                               Book           Holding          Fair           Book          Holding          Fair
                                              Value         Gain/(Loss)        Value          Value       Gain/(Loss)        Value
                                              -----         ----------         -----          -----       -----------        -----
                                                                       (Dollars in thousands)
Available for sale:
U. S. Agency obligations .............        $ 4,233         $   (19)        $ 4,214        $ 3,250         $  (129)        $ 3,121
                                               ------           -----         -------        -------         -------         -------
      Total ..........................        $ 4,233         $   (19)        $ 4,214        $ 3,250         $  (129)        $ 3,121
                                              =======         =======         =======        =======         =======         =======

         The following table presents maturities and weighted average yields of debt securities available at December 31, 2000. Available-for-sale securities are stated at estimated fair value and held for investment securities are stated at amortized cost. The bank had no held for investment Securities at December 31, 2000.

                   Securities Portfolio Maturities and Yields

                                                    December 31, 2000
                                                    -----------------
                                                 Book
                                                 Value              Yield
                                                 -----              -----
                                                  (Dollars in thousands)
U. S. Government Agency obligations
         Due from one to five years ........     3,250              5.94%
         Due from five to ten years ........         -                  -
         Due after ten years ...............       983              7.83%
                                                ------
                  Total ....................    $4,233              6.39%
                                                ======

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2000 and 1999, are shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                             December 31,
                                                             ------------
                                                      2000                 1999
                                                      ----                 ----
                                                        (Dollars in thousands)
Commercial ...................................        $ 27,938         $  7,925
Real estate - Construction ...................             874            3,704
Real estate - Mortgage .......................          43,492           30,267
Consumer .....................................           3,071            2,092
                                                      --------         --------
    Total loans ..............................          75,375           43,988
Less allowance for loan losses ...............            (941)            (835)
                                                      --------         --------
                                                      $ 74,434         $ 43,153
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

         Commercial loans primarily represent loans made to businesses, and may be made on either a secured or an unsecured basis. When taken, collateral usually consists of liens on receivables, equipment, inventories, furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions, as well as situations peculiar to a borrower's business or industry. To control risk, initial and continuing financial analysis of a borrower's financial information is required.

         Real estate construction loans generally consist of financing the construction of 1-4 family dwellings and some nonfarm, nonresidential real estate. Usually, loan to cost ratios are limited to 80% and permanent financing commitments are required prior to the advancement of loan proceeds.

         Loans secured by real estate mortgages comprised nearly 58% of the Bank's loan portfolio at December 31, 2000. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 2000, as well as the type of interest requirement on such loans.

                                                                                                December 31, 2000
                                                                                                -----------------
                                                                            One Year          One to        Five Years
                                                                             Or Less        Five Years       Or More          Total
                                                                             -------        ----------       -------          -----
                                                                                             (Dollars in thousands)

Commercial, financial and industrial ...............................         $ 8,917         $10,502         $ 8,519         $27,938
Real estate - construction .........................................             576             298               0             874
Real estate - mortgage .............................................           3,726          16,204          23,562          43,492
Consumer installment ...............................................             442           2,090             539           3,071
                                                                             -------         -------         -------         -------
         Total loans ...............................................         $13,661         $29,094         $32,620         $75,375

Predetermined rate, maturity greater  than one year ................                         $ 8,858         $ 9,415         $18,273

Variable rate or maturity within one year ..........................         $13,661         $20,236         $23,205         $57,102

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2000, the Bank had $163,000 of nonaccrual loans or loans 90 days or more past due. The gross interest income which would have been recorded under the original terms of the loans amounted to $10,635 in 2000. At December 31, 1999 the bank had no nonaccrual loans or loans 90 days or more past due.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. There were no loans determined by management to be potential problem loans at December 31, 2000.

Real Estate Owned

         The Bank had no real estate owned pursuant to foreclosure or in-substance foreclosure at either December 31, 1999 or 2000. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

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

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of probable losses which had been incurred in the loan portfolio as of December 31, 2000.

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

         The allowance is not allocated to different segments of the portfolio. The Bank charges losses from any segment of the portfolio to the allowance without any allocation.


                         Summary of Loan Loss Experience

                                                                                                            Year Ended
                                                                                                            ----------
                                                                                               December 31, 2000   December 31, 1999
                                                                                               -----------------   -----------------
                                                                                                      (Dollars in thousands)

Total loans outstanding at end of period .............................................               $75,375                $43,988
Average amount of loans outstanding ..................................................                59,679                 24,407

Balance of allowance for loan losses - beginning .....................................                   835                    325
Loans charged off ....................................................................                    14                      0
                                                                                                     -------                -------

        Total charge-offs ............................................................                    14                      0

Recoveries of loans previously charged-off ...........................................                     0                      0
                                                                                                     -------                -------

Net charge-offs ......................................................................                    14                      0

Additions to allowance charged to expense ............................................                   120                    510
                                                                                                     -------                -------

Balance of allowance for loan losses - ending ........................................                   941                    835
                                                                                                     =======                =======

Ratios
     Net charge-offs during period to average
        loans outstanding during period ..............................................                  0.02%                  0.00%
     Net charge-offs to loans at end of period .......................................                  0.02%                  0.00%
     Allowance for loan losses to average loans ......................................                  1.58%                  3.05%
     Allowance for loan losses
         to loans at end of period ...................................................                  1.25%                  1.90%
     Allowance for loan losses to nonperforming loans
        at end of period .............................................................                577.30%                   N/A
     Net charge-offs to allowance for loan losses ....................................                  1.49%                  0.00%
     Net charge-offs to provision for loan losses ....................................                 11.67%                  0.00%

Deposits

         The amounts and percentage composition of deposits held by the Bank for the years ended December 31, 2000 and 1999 are summarized below:

                                                                                                 Deposits
                                                                                          (Dollars in Thousands)
                                                                             December 31, 2000               December 31, 1999
                                                                             -----------------               -----------------
                                                                            Amount             %           Amount                %
                                                                            ------           -----         ------              -----

Noninterest bearing demand .....................................           $ 9,241            14.0         $ 5,667              14.8
Interest bearing transaction accounts ..........................             3,611             5.5           1,194               3.1
Savings ........................................................            14,360            21.7           5,294              13.9
Time deposits - $100M and over .................................            14,033            21.2          10,062              26.3
Other time deposits ............................................            24,927            37.6          16,028              41.9
                                                                           -------           -----          ------             -----

         Total deposits ........................................           $66,172           100.0          38,245             100.0
                                                                           =======           =====          ======             =====

         As of December 31, 2000, the Bank held $14,033,000 in time deposits of $100,000 or more ("Jumbo Certificates"), with approximately $6,562,000 with maturities within three months, $2,177,000 with maturities over three through six months, $4,347,000 with maturities over six through twelve months, and $947,000 with maturities over twelve months. Wholesale time deposits (certificates generated through corporations, banks, credit unions, etc., on a national level) totaled $12,263,000 as of December 31, 2000. It is a common industry practice not to consider these Jumbo Certificates and wholesale time deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time and Jumbo Certificates deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Return on Equity and Assets

               The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2000 and 1999.

                                                  Years Ended December 31,
                                                  ------------------------
                                                    2000            1999
                                                    ----            ----

                Return on  assets                    .28%         (0.68)%
                Return on  equity                   2.20%         (2.66)%
                Dividend payout ratio               0.00%          0.00%
                Equity to asset ratio              12.81%         25.82%

              The return on assets and equity improved significantly from 1999 to 2000 but are still below levels typically found in community banks in South Carolina. The Bank has opened three offices since June 1998. In each case, the Bank has incurred substantial preopening and start up expenses which have reduced net income. The Bank plans to open an additional branch in 2001 and may open additional branches when it appears that doing so would be advantageous to the Bank. Any such additional openings will be likely to reduce earnings, at least temporarily.

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less Jumbo Certificates and wholesale time deposits) provide a relatively stable funding base, and were equal to 60.3% of total deposits at December 31, 2000. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At December 31, 2000, the Bank had borrowed $16.2 million from the FHLB of Atlanta and had the ability to borrow up to 20% of assets or an additional $2.2 million. The Bank also has $3 million available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources


         The equity capital of the Company decreased by $568,232 during 2000 as the result of buying back 101,651 of its common shares at a cumulative cost of $861,834, offsetting this decrease are increases in capital due to an employee stock purchase plan, net operating income and unrealized gains in the investment portfolio.

         The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         The Bank's December 31, 2000 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                              To be well capitalized
                                                                                     For capital                  under prompt
                                                                                     For capital                   corrective
                                                                                  adequacy purposes            action provisions
                                                                                 ---------------------        ---------------------
                                                            Actual                     Minimum                      Minimum
                                                     --------------------        ---------------------        ---------------------
                                                     Amount         Ratio         Amount         Ratio        Amount           Ratio
                                                     ------         -----         ------         -----        ------           -----
                                                                                 (Dollars in thousands)
As of December 31, 2000
   Total Capital (to risk
      weighted assets) ...................         $10,714          16.87%      $ 5,081           8.0%       $ 6,352           10.0%
   Tier 1 Capital (to risk
      weighted assets) ...................           9,918          15.61%        2,541           4.0%         3,811            6.0
   Tier 1 Capital (to average
      assets)(leverage) ..................           9,918          11.37%        3,489           4.0%         4,361            5.0

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

Item 7.   Financial Statements.

Report of Independent Certified Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Southcoast Financial Corporation and Subsidiary
Mt. Pleasant, South Carolina


         We have audited the accompanying consolidated balance sheets of Southcoast Financial Corporation and Subsidiary (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southcoast Financial Corporation and Subsidiary at December 31, 2000 and 1999 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.






Greenville, South Carolina
February 2, 2001

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                       2000               1999
                                                                                                       ----               ----
                                                      ASSETS

CASH AND DUE FROM BANKS ..................................................................        $  3,942,566         $  1,786,411

FEDERAL FUNDS SOLD .......................................................................           1,350,000            1,310,000

INVESTMENT SECURITIES, AVAILABLE FOR SALE ................................................           4,213,773            3,121,049

LOANS, NET ...............................................................................          74,434,434           43,153,421

PROPERTY AND EQUIPMENT, NET ..............................................................           6,169,583            4,513,284

OTHER ASSETS .............................................................................           2,017,975            1,364,381
                                                                                                  ------------         ------------
       Total assets ......................................................................        $ 92,128,331         $ 55,248,546
                                                                                                  ============         ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
     Noninterest bearing .................................................................        $  9,240,702         $  5,667,155
     Interest bearing ....................................................................          56,930,894           32,577,797
                                                                                                  ------------         ------------
       Total deposits ....................................................................          66,171,596           38,244,952
OTHER BORROWINGS .........................................................................          16,225,000            6,899,904

OTHER LIABILITIES ........................................................................             579,169              382,892
                                                                                                  ------------         ------------
       Total liabilities .................................................................          82,975,765           45,527,748
                                                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES - Notes 10, 11 and 14

SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized,
     947,872 and 1,047,987 shares issued in 2000 and 1999, respectively ..................           9,669,155           10,520,053
   Retained deficit ......................................................................            (503,796)            (714,147)
   Accumulated other comprehensive loss, net of
     income taxes of $6,590 and $43,843 ..................................................             (12,793)             (85,108)
                                                                                                  ------------         ------------
       Total shareholders' equity ........................................................           9,152,566            9,720,798
                                                                                                  ------------         ------------
       Total liabilities and shareholders' equity ........................................        $ 92,128,331         $ 55,248,546
                                                                                                  ============         ============









The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                      For the years ended
                                                                                                          December 31,
                                                                                                          ------------
                                                                                              2000           1999             1998
                                                                                              ----           ----             ----
INTEREST INCOME
   Loans and fees on loans ..............................................                 $ 6,013,810    $ 2,752,267    $   270,972
   Investment securities ................................................                     329,433        258,901         30,303
   Federal funds sold ...................................................                     129,432        137,325        193,319
                                                                                          -----------    -----------    -----------
         Total interest income ..........................................                   6,472,675      3,148,493        494,594

INTEREST EXPENSE
   Deposits and borrowings ..............................................                   3,494,866      1,259,213         86,498
                                                                                          -----------    -----------    -----------
         Net interest income ............................................                   2,977,809      1,889,280        408,096
PROVISION FOR POSSIBLE LOAN LOSSES ......................................                     120,000        510,000        325,000
                                                                                          -----------    -----------    -----------
         Net interest income after provision for possible loan losses ...                   2,857,809      1,379,280         83,096

NONINTEREST INCOME
   Service fees on deposit accounts .....................................                     238,548        101,857          7,979
   Fees on loans sold ...................................................                     267,402         55,839          3,500
   Other ................................................................                     141,763         74,756          8,611
                                                                                          -----------    -----------    -----------
         Total noninterest income .......................................                     647,713        232,452         20,090
                                                                                          -----------    -----------    -----------

NONINTEREST EXPENSES
   Salaries and employee benefits .......................................                   1,980,444      1,270,939        326,659
   Occupancy ............................................................                     146,541         62,686         15,834
   Furniture and equipment ..............................................                     347,448        167,745         38,229
   Advertising and public relations .....................................                      70,561         86,459         46,841
   Professional fees ....................................................                     111,156         99,145         10,614
   Travel and entertainment .............................................                     128,349         87,416         32,420
   Telephone, postage and supplies ......................................                     207,921        159,355         25,058
   Organizational and pre-opening .......................................                           -              -        271,538
   Other operating ......................................................                     194,638         78,112         19,548
                                                                                          -----------    -----------    -----------
         Total noninterest expenses .....................................                   3,187,058      2,011,857        786,741
                                                                                          -----------    -----------    -----------
         Income (loss) before income taxes ..............................                     318,464       (400,125)      (683,555)

INCOME TAX EXPENSE (BENEFIT) ............................................                     108,113       (137,125)      (232,408)
                                                                                          -----------    -----------    -----------
         Net income (loss) ..............................................                 $   210,351    $  (263,000)   $  (451,147)
                                                                                          ===========    ===========    ===========
BASIC NET INCOME (LOSS) PER COMMON SHARE ................................                 $       .21    $      (.25)   $      (.43)
                                                                                          ===========    ===========    ===========


DILUTED NET INCOME (LOSS) PER COMMON SHARE ..............................                 $       .21    $      (.25)   $      (.43)
                                                                                          ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
       Basic ............................................................                   1,006,361      1,047,987      1,047,987
                                                                                          ===========    ===========    ===========
       Diluted ..........................................................                   1,022,115      1,047,987      1,047,987
                                                                                          ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                                      Accumulated
                                                                                                      Accumulated
                                                    Common stock                                         other           Total
                                                    ------------           Paid-in       Retained     comprehensive   shareholders'
                                               Shares          Amount      capital        deficit     income (loss)     equity
                                               ------          ------      -------        -------     -------------     ------

Balance, January 1, 1998 ...............            -    $          -    $         -    $        -    $        -    $         -
   Net loss ............................            -               -              -      (451,147)            -       (451,147)
   Other comprehensive income (net
     of income taxes of $2,926) ........            -               -              -             -         5,678          5,678
                                                                                                                    -----------
   Comprehensive loss ..................                                                                               (445,469)
   Sale of stock (net of offering
     costs of $912,503) ................      952,713       4,763,565      5,756,488             -             -     10,520,053
                                           ----------    ------------    -----------    ----------    ----------    -----------
Balance, December 31, 1998 .............      952,713       4,763,565      5,756,488      (451,147)        5,678     10,074,584
                                                                                                                    -----------
   Net loss ............................            -               -              -      (263,000)            -       (263,000)
   Other comprehensive loss (net of
     income tax benefit of $46,768) ....            -               -              -             -       (90,786)       (90,786)
                                                                                                                    -----------
   Comprehensive loss ..................                                                                               (353,786)
   Par value conversion upon
      exchange of stock ................            -       5,280,118     (5,280,118)            -             -              -
   Stock split effected in
      the form of a stock dividend (10%)       95,274         476,370       (476,370)            -             -              -
                                           ----------    ------------    -----------    ----------    ----------    -----------
Balance, December 31, 1999 .............    1,047,987      10,520,053              -      (714,147)      (85,108)     9,720,798
                                                                                                                    -----------
   Net income ..........................            -               -              -       210,351             -        210,351
   Other comprehensive income
     (net of income taxes of $37,253) ..            -               -              -             -        72,315         72,315
                                                                                                                    -----------
   Comprehensive income ................                                                                                282,666
   Repurchase of stock .................     (101,651)       (861,834)             -             -             -       (861,834)
   Employee stock purchase plan ........        1,536          10,936              -             -             -         10,936
                                           ----------    ------------    -----------    ----------    ----------    -----------
Balance, December 31, 2000 .............      947,872    $  9,669,155    $         -    $ (503,796)   $  (12,793)   $ 9,152,566
                                           ==========    ============    ===========    ==========    ==========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 For the years ended
                                                                                                     December 31,
                                                                                                     ------------
                                                                                       2000               1999               1998
                                                                                       ----               ----               ----
OPERATING ACTIVITIES
   Net income (loss) ......................................................      $    210,351       $   (263,000)      $   (451,147)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities
     Deferred income taxes ................................................           104,436           (137,125)          (232,408)
     Provision for possible loan losses ...................................           120,000            510,000            325,000
     Depreciation and amortization ........................................           328,865            124,921             37,000
     Increase in other assets .............................................          (795,283)          (727,281)          (176,224)
     Increase in other liabilities ........................................           196,277            284,222             98,670
                                                                                 ------------       ------------       ------------
         Net cash provided by (used for) operating activities .............           164,646           (208,263)          (399,109)
                                                                                 ------------       ------------       ------------
INVESTING ACTIVITIES
   Purchase of investment securities ......................................          (994,531)          (525,625)        (2,771,875)
   (Increase) decrease in federal funds sold ..............................           (40,000)         2,910,000         (4,220,000)
   Increase in loans, net .................................................       (31,401,013)       (32,841,446)       (11,146,975)
   Purchase of property and equipment .....................................        (1,973,789)        (3,395,072)        (1,280,133)
                                                                                 ------------       ------------       ------------
Net cash used for investing activities ....................................       (34,409,333)       (33,852,143)       (19,418,983)
                                                                                 ------------       ------------       ------------
FINANCING ACTIVITIES
   Increase in borrowings .................................................         9,325,096          5,949,904            950,000
   Purchase of common stock ...............................................          (861,834)                 -                  -
   Proceeds from sale of stock, net .......................................            10,936                  -         10,520,053
   Net increase in deposits ...............................................        27,926,644         28,685,462          9,559,490
                                                                                 ------------       ------------       ------------
Net cash provided by financing activities .................................        36,400,842         34,635,366         21,029,543
                                                                                 ------------       ------------       ------------
         Net increase in cash and cash equivalents ........................         2,156,155            574,960          1,211,451

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................         1,786,411          1,211,451                  -
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................................      $  3,942,566       $  1,786,411       $  1,211,451
                                                                                 ============       ============       ============

CASH PAID FOR
   Interest ...............................................................      $  3,332,332       $  1,071,591       $     55,325
                                                                                 ============       ============       ============
   Income taxes ...........................................................      $          -       $          -       $          -
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

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

     Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank, has no employees, and operates as one business segment. The Company is regulated by the Federal Reserve Board. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. For ease of presentation, the formation of the holding company has been treated as if it occurred at the earliest date presented in these consolidated financial statements. This presentation has no effect on net income or shareholders' equity.

     The Bank was incorporated in 1998 and operates as a South Carolina chartered bank providing full banking services to its customers. The Bank is subject to regulation by the South Carolina Board of Financial Institutions and the Federal Deposit Insurance Corporation. Immaterial organizational transactions which occurred in late 1997 have been presented in the 1998 financial statements for ease of presentation.

   Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

   Concentrations of credit risk

     The Company, through its subsidiary, makes loans to individuals and businesses in and around Charleston and Berkley Counties for various personal and commercial purposes. The Company has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

   Investment securities

     The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income (loss). Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are amortized into interest income by a method that approximates a level yield.

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

                                                                     (Continued)

   Loans, interest and fee income on loans

     Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees, and the allowance for possible loan losses are deducted from total loans in the balance sheet. Interest income is recognized on an accrual basis over the term of the loan based on the principal amount outstanding. Points on real estate loans are recognized as income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal. Loans are not returned to accrual status until the borrower demonstrates the ability to pay principal and interest. Loans on non-accrual status as well as real estate acquired through foreclosure or deed taken in lieu of foreclosure are included in non-performing assets.

   Allowance for possible loan losses

     The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provision for possible loan losses and recoveries on loans previously charged off are added to the allowance.

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

     Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2000 and 1999, the Company had no impaired loans.

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


                                                                     (Continued)

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

   Advertising and public relations expense

     Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailings are expensed in the period in which the direct mailings are sent.

   Net income (loss) per common share

     Net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. On March 3, 1999, the Company declared an eleven for ten stock split effected in the form of a ten percent stock dividend. Per share amounts have been retroactively restated to reflect the stock split.

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



                                                                   (Continued)

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

          Other   borrowings  -  The  carrying   amounts  of  other   borrowings
          approximate their fair values.

          Off balance sheet instruments - Fair values of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

   Recently issued accounting standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's financial results or financial position.

     Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

   Risks and Uncertainties

     In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

     The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2000 and 1999 these required reserves were met by vault cash.

NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend the excess to other banks on a daily basis. As of December 31, 2000 and 1999, federal funds sold amounted to $1,350,000 and $1,310,000, respectively.


NOTE 4 - INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities are as follows:

                                                                                     December 31, 2000
                                                                                     -----------------
                                                                                      Gross unrealized
                                                         Amortized                    ----------------                      Fair
                                                           cost                  gains                losses                value
                                                           ----                  -----                ------                -----

Federal agencies ...........................            $4,233,156            $   15,829            $   35,212            $4,213,773
                                                        ==========            ==========            ==========            ==========

                                                                                     December 31, 1999
                                                                                     -----------------

Federal agencies ...........................            $3,250,000             $       -            $  128,951            $3,121,049
                                                        ==========            ==========            ==========            ==========

           The amortized costs and fair values of securities at December 31, 2000, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized
                                                        cost         Fair value
                                                        ----         ----------

Due after one but within five years ..........       $3,250,000       $3,214,788
Due after ten years ..........................          983,156          998,985
                                                     ----------       ----------

    Total investment securities ..............       $4,233,156       $4,213,773
                                                     ==========       ==========

           Investment securities with an aggregate amortized cost of $2,481,641 ($2,487,914 fair value) at December 31, 2000 were pledged to secure public deposits and for other purposes.


NOTE 5 - FEDERAL HOME LOAN BANK STOCK

           The  Bank,  as a member  institution  of the  Federal  Home Loan Bank
(FHLB) of Atlanta, is required to own capital stock in the FHLB based generally upon the balance of residential mortgage loans pledged and FHLB borrowings. FHLB capital stock with a cost of $765,000 and $345,000 at December 31, 2000 and 1999, respectively, is presented with other assets in the balance sheet and is pledged to secure FHLB borrowings. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

NOTE 6 - LOANS

     The composition of loans by major loan category is presented below:

                                                            December 31,
                                                            ------------
                                                      2000              1999
                                                      ----              ----

Commercial .................................     $ 27,938,743      $  7,925,280
Real estate - construction .................          873,854         3,703,856
Real estate - mortgage .....................       43,491,801        30,266,962
Consumer ...................................        3,070,794         2,092,323
                                                 ------------      ------------
Loans, gross ...............................       75,375,192        43,988,421
Less allowance for possible loan losses ....         (940,758)         (835,000)
                                                 ------------      ------------
Loans, net .................................     $ 74,434,434      $ 43,153,421
                                                 ============      ============

     At December 31, 2000 and 1999, non-accrual loans totaled $163,063 and $-0-, respectively. The gross interest income which would have been recorded under the original terms of the loans amounted to $10,636 in 2000. As of December 31, 2000, loans totaling $17,746,365 were pledged to the FHLB as collateral for borrowings from the FHLB (see Note 9).

     The following is a summary of the activity within the allowance for possible loan losses for the periods presented:

                                                      For the years ended
                                                          December 31,
                                                          ------------
                                                 2000        1999        1998
                                                 ----        ----        ----

Balance, beginning of year ................   $ 835,000    $ 325,000     $     -
Provision for possible loan losses ........     120,000      510,000     325,000
 Loans charged against the allowance ......     (14,242)           -           -
                                              ---------    ---------   ---------

Balance, end of year ......................   $ 940,758    $ 835,000   $ 325,000
                                              =========    =========   =========


NOTE 7 - PROPERTY AND EQUIPMENT

           Property  and   equipment   are  stated  at  cost  less   accumulated
depreciation. Components of property and equipment included in the balance sheet are as follows:
                                                             December 31,
                                                             ------------
                                                        2000            1999
                                                        ----            ----

Land .........................................       $1,332,476       $  702,376
Furniture and equipment ......................        1,803,862        1,420,456
Buildings and improvements ...................        3,512,774        2,552,847
                                                     ----------       ----------
                                                      6,649,112        4,675,679
Accumulated depreciation .....................          479,529          162,395
                                                     ----------       ----------
    Total property and equipment .............       $6,169,583       $4,513,284
                                                     ==========       ==========


                                                                     (Continued)

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $328,865, $124,921, and $37,000, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

         Type of Asset                 Life in Years         Depreciation Method
         -------------                 -------------         -------------------

   Software                              3 to 7                 Straight-line
   Furniture and equipment               5 to 10                Straight-line
   Buildings and improvements            5 to 40                Straight-line


NOTE 8 - DEPOSITS

     The following is a detail of the deposit accounts:

                                                             December 31,
                                                             ------------
                                                       2000               1999
                                                       ----               ----
   Noninterest bearing .....................       $ 9,241,654       $ 5,667,155
   Interest bearing
     NOW ...................................         3,610,728         1,193,906
     Money market ..........................        13,709,339         4,676,145
     Savings ...............................           649,660           618,047
     Time, less than $100,000 ..............        24,926,791        16,027,712
     Time, $100,000 and over ...............        14,033,424        10,061,987
                                                   -----------       -----------

         Total deposits ....................       $66,171,596       $38,244,952
                                                   ===========       ===========

     Interest expense on time deposits greater than $100,000 was approximately $791,000, $370,000 and $39,000 in 2000, 1999 and 1998, respectively.

     At December 31, 2000 the scheduled maturities of time deposits are as follows:

         2001                                     $    38,091,162
         2002                                             869,053
                                                  ---------------
                                                  $    38,960,215
                                                  ===============

NOTE 9 - OTHER BORROWINGS

           Advances   from  the   Federal   Home  Loan  Bank  of   Atlanta   are
collateralized by pledges of certain residential mortgage loans and are summarized as follows:

                                                                                                    December 31,
                                                                                                    ------------
           Maturity                                     Rate                                2000                   1999
           --------                                     ----                                ----                   ----
           April, 2000                                   6.05%                        $           -           $  2,000,000
           June, 2001                     Prime (9.50% at
                                             December 31, 2000)                             925,000                      -
           August, 2001                   Variable (6.25% at
                                             December 31, 2000)                           3,100,000              2,500,000
           March, 2002                                   6.69%                            2,500,000                      -
           March, 2004                                   5.84%                              700,000                899,904
           May, 2004                                     4.97%                                    -              1,500,000
           May, 2005                                     7.07%                            2,000,000                      -
           September, 2010                               5.55%                            7,000,000                      -
                                                                                      -------------           ------------

                                                                                      $  16,225,000           $  6,899,904
                                                                                      =============           ============

NOTE 10 - COMMITMENTS AND CONTINGENCIES

           The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.


NOTE 11 - UNUSED LINES OF CREDIT

           At December 31, 2000, the Bank had unused lines of credit to purchase federal funds totaling $3,000,000 from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. All of the lenders have reserved the right to withdraw these lines at their option.


NOTE 12 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31,:

                                              2000        1999          1998
                                              ----        ----          ----
Income taxes currently payable
  Federal .............................    $       -    $       -     $       -
  State ...............................        9,466            -             -
                                           ---------    ---------     ---------
                                               9,466            -             -

Deferred tax provision (benefit) ......       98,647     (137,125)     (232,408)
                                           ---------    ---------     ---------
      Provision (benefit) .............    $ 108,113    $(137,125)    $(232,408)
                                           =========    =========     =========

       The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                  Deferred tax asset (liability)
                                                  ------------------------------
                                                         2000             1999
                                                         ----             ----
Allowance for loan losses ........................     $ 319,858      $ 283,900
Net operating loss carry forward .................        27,937         96,159
Unrealized loss on investment securities .........         6,590         43,843
Depreciation .....................................      (164,119)       (77,200)
Other ............................................        60,355         66,675
                                                       ---------      ---------

      Net deferred tax asset .....................     $ 250,621      $ 413,377
                                                       =========      =========

         The net  deferred  tax asset is reported  under the other assets in the
balance   sheets  at  December  31,  2000  and  1999.  The  net  operating  loss carryforward at December 31, 2000 expires 2014.


                                                                    (Continued)

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                                     2000                       1999                        1998
                                                                     ----                       ----                        ----
                                                             Amount         %         Amount           %         Amount          %
                                                             ------  ---------        ------    ---------        ------   ---------

Tax expense (benefit) at statutory rate .............   $ 108,278           34%    $(136,043)          34%   $(232,408)          34%
Increase (decrease) in taxes
    resulting from:
    State bank tax (net of
      federal benefit) ..............................       6,270            2             -            -            -            -
    Other ...........................................      (6,435)          (2)       (1,082)           -            -            -
                                                        ---------    ---------     ---------    ---------    ---------    ---------

      Tax provision (benefit) .......................   $ 108,113           34%    $(137,125)          34%   $(232,408)          34%
                                                        =========    =========     =========    =========    =========    =========


NOTE 13 - RELATED PARTY TRANSACTIONS

     Directors, executive officers and their affiliates are customers of and have banking transactions with the Bank in the ordinary course of business. These transactions were made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

     A summary of loan transactions with directors and executive officers, including their affiliates, are as follows: For the years ended December 31,

                                                          2000            1999
                                                          ----            ----

Balance, beginning of year ...................         $ 20,000         $      -
New loans ....................................          148,025           20,000
Less loan payments ...........................           22,069                -
                                                       --------         --------

Balance, end of year .........................         $145,956         $ 20,000
                                                       ========         ========

     Deposits by directors and executive officers, including their affiliates at December 31, 2000 and 1999 approximate $489,000 and $477,000, respectively.

     The Bank purchased land totaling $630,000 from a partnership in which three directors are partners.

     Beginning in 2000, a Company affiliated with one of the Bank's directors leases office space from the Bank on a month-to-month basis. Total lease payments received in 2000 were $35,200.

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2000, unfunded commitments to extend credit were $9,297,457. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

           At December 31, 2000, there was a $725,027 commitment under a letter of credit. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


NOTE 15 - EMPLOYEE BENEFIT PLAN

           On August 29, 1998, the Company adopted the Southcoast Financial Corporation and Subsidiary Profit Sharing and 401(k) Plan for the benefit of all eligible employees. The Company contributes to the Plan annually upon approval by the Board of Directors. Contributions made to the Plan in 2000, 1999 and 1998 amounted to $58,268, $27,759 and $5,643, respectively.


NOTE 16 - STOCK OPTION PLAN

           During 2000, the Board of Directors approved a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 100,000 options at an option price per share not less than the fair market value on the date of grant. All options granted to officers and employees vest immediately and expire five years from the grant date. The Bank has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Bank's net income and net income per common share would have been decreased to the pro forma amounts indicated below:







                                                                     (Continued)

                                                              For the year ended
                                                                December 31,
                                                                ------------
                                                                     2000
                                                                     ----

Net income - as reported .....................................     $ 210,351
Net income - pro forma .......................................       181,983
Basic net income per common share - as reported ..............           .21
Basic net income per common share - pro forma ................           .18
Diluted net income per common share - as reported ............           .21
Diluted net income per common share - pro forma ..............           .18


           The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model and the minimum value method allowed by SFAS No. 123. The risk free interest rate used was 5.90 percent, the expected option life was five years and the assumed dividend rate was zero.

           A summary of the status of the plan and changes during the year is presented below:

                                                           For the year ended
                                                           December 31, 2000
                                                           -----------------
                                                                       Weighted
                                                                       average
                                                                       exercise
                                                           Shares       price
                                                           ------       -----
     Outstanding at beginning of year .................         -       $   -
     Granted ..........................................    83,650        6.58
     Exercised ........................................         -           -
     Forfeited or expired .............................       250        7.88
                                                           ------
Outstanding at end of year ............................    83,400        6.58
                                                           ======

     Options exercisable at December 31, 2000 .........    83,400        6.58
     Shares available for grant .......................    16,600           -


NOTE 17 - EMPLOYEE STOCK PURCHASE PLAN

           During 2000, the Board of Directors approved a non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees. Beginning July 1, 2000, officers and employees were allowed to have payroll withholdings for the purpose of buying Company stock. The purchase price is 85 percent of the closing quoted market price of the first or last business day of the quarter, whichever is less. Shares for the quarter are purchased during the first month of the following quarter. As of December 31, 2000, employees and officers had purchased 1,536 shares.


NOTE 18 - STOCK REPURCHASE

           During 2000, the Board of Directors approved the repurchase of up to 110,000 shares of the Company's common stock at market rates. All shares repurchased throughout the year have been retired. As of December 31, 2000, the Company has repurchased 101,651 shares at an average price of $8.48 per share.

NOTE 19 - COMMON STOCK AND EARNINGS PER SHARE

           SFAS No. 128, "Earnings per Share", requires that the Bank present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income (loss) per common shares. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. The weighted average number of common shares outstanding for basic net income (loss) per common share was 1,006,361, 1,047,987, and 1,047,987 in 2000, 1999 and 1998. The weighted average number of common shares outstanding for diluted net income per common shares was 1,022,115 in 2000. In 1999 and 1998 there were no potentially dilutive common shares. For ease of presentation, shares of stock were considered outstanding for all of 1998.


NOTE 20 - DIVIDENDS

           There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Bank is restricted in its ability to pay dividends to the Company under the laws and regulations of the State of South Carolina. Generally, these restrictions require the Bank to pay dividends derived solely from net profits.


NOTE 21 - REGULATORY MATTERS

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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 2000, the most recent notification of the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:







                                                                     (Continued)

                                                                                                             To be well capitalized
                                                                                              For capital    under prompt corrective
                                                                                          adequacy purposes      action provisions
                                                                                          -----------------      -----------------
                                                                        Actual                  Minimum                Minimum
                                                                        ------                  -------                -------
                                                                 Amount        Ratio      Amount       Ratio    Amount        Ratio
                                                                 ------        -----      ------       -----    ------        -----
                                                                                           (amounts in $000)
As of December 31, 2000
   Total Capital (to risk weighted assets) ...............      $10,714        16.87%   $ 5,081        8.00%   $ 6,352        10.00%
   Tier I Capital (to risk weighted assets) ..............        9,918        15.61      2,541        4.00      3,811         6.00
   Tier I Capital (to average assets) ....................        9,918        11.37      3,489        4.00      4,361         5.00

As of December 31, 1999
   Total Capital (to risk weighted assets) ...............       10,253        28.96      2,832        8.00      3,540        10.00
   Tier I Capital (to risk weighted assets) ..............        9,806        27.70      1,416        4.00      2,124         6.00
   Tier I Capital (to average assets) ....................        9,806        18.57      2,112        4.00      2,640         5.00

NOTE 22 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

            The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                                                                             December 31,
                                                                                             ------------
                                                                                2000                                 1999
                                                                                ----                                 ----
                                                                    Carrying            Fair             Carrying             Fair
                                                                     amount             value             amount              value
                                                                     ------             -----             ------              -----
FINANCIAL ASSETS
  Cash and due from banks ..............................            $ 3,943            $ 3,943            $ 1,786            $ 1,786
  Federal funds sold ...................................              1,350              1,350              1,310              1,310
  Investment securities ................................              4,214              4,214              3,121              3,121
  Loans ................................................             75,375             73,219             43,988             42,613
FINANCIAL LIABILITIES
  Deposits .............................................             66,172             71,644             38,245             35,920
  Other borrowings .....................................             16,225             16,225              6,900              6,602
OFF BALANCE SHEET INSTRUMENTS
  Commitments to extend credit .........................              9,297              9,297              4,869              4,869
  Standby letters of credit ............................                725                725                252                252

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

     Following is condensed financial information of Southcoast Financial Corporation (parent company only) since inception:


                            CONDENSED BALANCE SHEETS


                                                               December 31,
                                                               ------------
                                                           2000           1999
                                                           ----           ----
ASSETS
   Cash ............................................   $   112,592         $   -
   Investment in bank subsidiary ...................     9,925,109     9,740,798
   Other assets ....................................        40,188             -
                                                       -----------   -----------
       Total assets ................................   $10,077,889   $ 9,740,798
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable ................................   $       323   $    20,000
   Borrowings ......................................       925,000             -
   Shareholders' equity ............................     9,152,566     9,720,798
                                                       -----------   -----------

       Total liabilities and shareholders' equity ..   $10,077,889   $ 9,740,798
                                                       ===========   ===========


                       CONDENSED STATEMENTS OF OPERATIONS

                                                          For the periods ended
                                                          ---------------------
                                                                December 31,
                                                                ------------
                                                           2000           1999
                                                           ----           ----

REVENUES ...........................................    $     592   $         -

EXPENSES ...........................................       79,091        20,000
                                                        ---------     ---------
       Loss before income taxes ....................      (78,499)      (20,000)

INCOME TAX BENEFIT .................................       26,854             -
                                                        ---------     ---------

       Loss before equity in undistributed
           net income (loss) of bank subsidiary ....      (51,645)      (20,000)

EQUITY IN UNDISTRIBUTED NET INCOME (LOSS)
   OF BANK SUBSIDIARY ..............................      261,996      (243,000)
                                                        ---------     ---------
       Net income (loss) ...........................    $ 210,351     $(263,000)
                                                        =========     =========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                        For the periods ended
                                                                                                        ---------------------
                                                                                                               December 31,
                                                                                                               ------------
                                                                                                         2000                1999
                                                                                                         ----                ----
OPERATING ACTIVITIES
  Net income (loss) ......................................................................           $ 210,351            $(263,000)
Adjustments to reconcile net income (loss) to net cash
      used for operating activities
      Equity in undistributed net income (loss) of bank subsidiaries .....................            (261,996)             243,000
      Increase in other assets ...........................................................             (40,188)
      Increase (decrease) in other liabilities ...........................................             (19,677)              20,000
                                                                                                     ---------            ---------
         Net cash used for operating activities ..........................................            (111,510)                   -
                                                                                                     ---------            ---------

INVESTING ACTIVITIES
  Dividends received .....................................................................             150,000                    -
                                                                                                     ---------            ---------

FINANCING ACTIVITIES
  Proceeds from borrowings ...............................................................             925,000                    -
  Proceeds from sale of stock ............................................................              10,936                    -
  Repurchase of common stock .............................................................            (861,834)                   -
                                                                                                     ---------            ---------

         Net cash provided by financing activities .......................................              74,102                    -
                                                                                                     ---------            ---------
         Net change in cash ..............................................................             112,592                    -
CASH, BEGINNING OF YEAR ..................................................................                   -                    -
                                                                                                     ---------            ---------
CASH, END OF YEAR ........................................................................           $ 112,592            $       -
                                                                                                     =========            =========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description
-----------                -----------

3.1                       Articles of Incorporation of Registrant(1)
3.2                       Bylaws of Registrant(1)
4.1                       Form of Common Stock Certificate
10.1                      Stock Option Plan(2)
10.2                      Form of Stock Option Agreement
21                        Subsidiaries of Registrant(2)
23                        Consent of Accounts
----------------------

(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to Form 10-KSB for the year ended December 31, 1999.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2000.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Southcoast Financial Corporation


March 29, 2001                By: s/L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


                               By: s/Robert M. Scott
                                  ----------------------------------------------
                                   Robert M. Scott
                                   Executive Vice President
                                   (Principal Financial and Principal
                                    Accounting Officer)


         In accordance with Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

s/William A. Coates
__________________________               Director                                           March 29, 2001
William A. Coates

s/Thomas E. Hamer, Sr.
__________________________               Director                                           March 29, 2001
Thomas E. Hamer, Sr.

s/Paul D. Hollen, III
__________________________               Executive Vice President, Director                 March 29, 2001
Paul D. Hollen, III

s/L. Wayne Pearson
__________________________               Chairman, Chief Executive Officer, Director        March 29, 2001
L. Wayne Pearson

s/Robert M. Scott
__________________________               Executive Vice President, Chief Financial          March 29, 2001
Robert M. Scott                          Officer, Principal Accounting Officer, Director

s/James H. Sexton
__________________________               Director                                           March 29, 2001
James H. Sexton

s/James P. Smith
__________________________               Director                                           March 29, 2001
James P. Smith

                                  EXHIBIT INDEX

Exhibit No.                  Description

3.1                       Articles of Incorporation of Registrant(1)
3.2                       Bylaws of Registrant(1)
4.1                       Form of Common Stock Certificate
10.1                      Stock Option Plan(2)
10.2                      Form of Stock Option Agreement
21                        Subsidiaries of Registrant(2)
23                        Consent of Accountants
__________________
(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to Form 10-KSB for the year ended December 31, 1999.