Form 10QSB
period 2001-03-31
SOUTHCOAST FINANCIAL CORP
filed 2001-05-14
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2001

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

[X] Yes  [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 937,563 Shares Outstanding on March 31, 2001.

         Transitional Small Business Disclosure Format (Check one):

[ ] Yes  [X] No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                             (Unaudited)
                                                                                                March 31,               December 31,
                                                                                                 2001                       2000
                                                                                                 ----                       ----
ASSETS
   Cash and due from banks ...................................................             $   4,018,092              $   3,942,566
   Federal funds sold ........................................................                 3,080,000                  1,350,000
   Investment securities available for sale ..................................                 6,247,236                  4,213,773
   Loans, net of allowance of $1,001,758 and $940,758 ........................                83,567,997                 74,434,434
   Property and equipment - net ..............................................                 6,167,072                  6,169,583
   Other assets ..............................................................                 2,274,603                  2,017,975
                                                                                           -------------              -------------
       Total assets ..........................................................             $ 105,355,000              $  92,128,331
                                                                                           =============              =============

LIABILITIES
   Deposits
     Noninterest-bearing .....................................................             $  11,326,754              $   9,240,702
     Interest bearing ........................................................                66,359,987                 56,930,894
                                                                                           -------------              -------------
       Total deposits ........................................................                77,686,741                 66,171,593

   Other borrowings ..........................................................                17,800,000                 16,225,000
Other liabilities ............................................................                   682,774                    579,169
                                                                                           -------------              -------------

       Total liabilities .....................................................                96,169,515                 82,975,765
                                                                                           -------------              -------------
SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares
     authorized; 937,563 shares
     outstanding at March 31, 2001 and
     947,872 at December 31, 2000) ...........................................                 9,571,898                  9,669,155
   Retained deficit ..........................................................                  (399,774)                  (503,796)
   Accumulated other comprehensive income (loss) .............................                    13,361                    (12,793)
                                                                                           -------------              -------------
       Total shareholders' equity ............................................                 9,185,485                  9,152,566
                                                                                           -------------              -------------
       Total liabilities and shareholders' equity ............................             $ 105,355,000              $  92,128,331
                                                                                           =============              =============









         See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                  Three months         Three months
                                                                                                      ended                ended
                                                                                                 March 31,2001        March 31, 2001
                                                                                                 -------------        --------------
INTEREST INCOME
   Loans, including fees .............................................................             $1,962,939             $1,169,769
   Investment securities .............................................................                 95,769                 57,743
   Federal funds sold ................................................................                 29,412                 16,664
                                                                                                   ----------             ----------
       Total interest income .........................................................              2,088,120              1,244,176
INTEREST EXPENSE
   Deposits and borrowings ...........................................................              1,168,797                602,718
                                                                                                   ----------             ----------
       Net interest income ...........................................................                919,323                641,458

PROVISION FOR POSSIBLE LOAN LOSSES ...................................................                 60,000                 30,000
                                                                                                   ----------             ----------
       Net interest income after provision for loan losses ...........................                859,323                611,458
                                                                                                   ----------             ----------

NONINTEREST INCOME
   Service fees on deposit accounts ..................................................                107,217                 42,709
   Fees on loans sold ................................................................                 85,277                 12,109
   Other .............................................................................                 36,881                 33,216
                                                                                                   ----------             ----------
       Total non interest income .....................................................                229,375                 88,034
                                                                                                   ----------             ----------

NONINTEREST EXPENSES
   Salaries and employee benefits ....................................................                558,830                408,107
   Occupancy .........................................................................                 56,026                 31,655
   Furniture and equipment ...........................................................                100,376                 66,753
Advertising and public relations .....................................................                 14,314                 15,194
   Professional fees .................................................................                 38,612                 14,688
Travel and entertainment .............................................................                 52,511                 26,177
   Telephone, postage and supplies ...................................................                 55,265                 42,975
   Other operating ...................................................................                 54,236                 37,659
                                                                                                   ----------             ----------
       Total non-interest expenses ...................................................                930,170                643,208
                                                                                                   ----------             ----------
       Income before income taxes ....................................................                158,528                 56,284
INCOME TAX ...........................................................................                 54,506                 19,137
                                                                                                   ----------             ----------
       Net income ....................................................................             $  104,022             $   37,147
                                                                                                   ==========             ==========
BASIC NET INCOME PER COMMON SHARE ....................................................             $      .10             $      .03
DILUTED NET INCOME  PER COMMON SHARE .................................................             $      .10             $      .03
                                                                                                   ==========             ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
                  Basic ..............................................................              1,036,311              1,152,786
                  Diluted ............................................................              1,063,727              1,154,616

       See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                         (Unaudited)

                                                                                                        Accumulated          Total
                                                         Common stock                                      other             share-
                                                     ---------------------    Paid-in      Retained    comprehensive        holders'
                                                     Shares         Amount    capital      deficit     income (loss)         equity
                                                     ------         ------    -------      -------     -------------         ------

BALANCE, JANUARY 1, 2000 ....................      1,047,987    $ 10,520,053       -   $   (714,147)   $    (85,108)   $  9,720,798

   Net income ...............................              -               -       -         37,147               -          37,147

   Other comprehensive income, net of tax:
     Unrealized holding losses on
       securities available for sale ........              -               -       -              -         (11,600)        (11,600)
                                                                                                                       ------------


   Comprehensive income .....................              -               -       -              -               -          25,547

                                                ------------    ------------    ----   ------------    ------------    ------------

BALANCE, March 31, 2000 .....................      1,047,987    $ 10,520,053    $  -   $   (677,000)   $    (96,708)   $  9,746,345
                                                ============    ============    ====   ============    ============    ============



BALANCE, JANUARY 1, 2001 ....................        947,872    $  9,669,155       -       (503,796)   $    (12,793)   $  9,152,566

   Net income ...............................              -               -       -        104,022               -         104,022

   Other comprehensive income, net of tax:
     Unrealized holding gains on
       securities available for sale ........              -               -       -              -          26,154          26,154
                                                                                                                       ------------


   Comprehensive income .....................              -               -       -              -               -         130,176

   Repurchase of stock ......................        (11,775)       (109,102)                                              (109,102)
   Employee stock purchase plan .............          1,466          11,845                                                 11,845
                                                ------------    ------------    ----   ------------    ------------    ------------

BALANCE, March 31, 2001 .....................        937,563    $  9,571,898       -    $(399 ,724)    $     13,361    $  9,185,485
                                                ============    ============    ====   ============    ============    ============





           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the three months ended March 31
                                   (Unaudited)


OPERATING ACTIVITIES                                                                               2001                     2000
                                                                                                   ----                     ----
   Net income ..................................................................             $    104,022              $     37,147
   Adjustments to reconcile net income
     to net Cash provided by operating activities:
     Income tax ................................................................                   54,506                    19,137
     Provision for possible loan losses ........................................                   60,000                    30,000
     Depreciation and amortization .............................................                  105,663                    71,948
     Increase in other assets ..................................................                 (324,608)                 (311,256)
     Increase  in other liabilities ............................................                  103,605                   230,043
         Net cash provided by operating activities .............................                  103,188                    39,872

INVESTING ACTIVITIES
   Increase in federal funds sold ..............................................               (1,730,000)                 (940,000)
   Purchase of investment securities available for sale ........................               (1,998,710)                        -
   Net increase in loans .......................................................               (9,193,563)               (6,232,709)
   Purchase of property and equipment ..........................................                  (98,277)                 (327,040)
                                                                                             ------------              ------------
         Net cash used for investing activities ................................              (13,020,550)               (7,499,749)
                                                                                             ------------              ------------

FINANCING ACTIVITIES
   Increase in Federal Home Loan Bank borrowing ................................                1,575,000                 2,400,000
   Purchase of common stock ....................................................                 (109,102)                        -
   Proceeds from sale of stock, net ............................................                   11,845                         -
   Net increase in deposits ....................................................               11,515,145                 7,640,073
         Net cash provided by financing activities .............................               12,992,888                10,040,073
                                                                                             ------------              ------------

         Increase in cash and due from banks ...................................                   75,526                 2,617,343


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ...................................                3,942,566                 1,786,411
                                                                                             ------------              ------------

CASH AND DUE FROM BANKS, END OF PERIOD .........................................             $  4,018,092              $  4,403,754
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

NOTE 3 - NET INCOME  PER SHARE

         Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of shares outstanding for diluted earnings per share.

         In March, 2001, the Company declared a ten- percent stock dividend of the Company's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock dividend.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation. Results of operations for the period ending March 31, 2001 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature and are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $919,323 for the three months ended March 31, 2001, compared to $641,458 for the three months ended March 31, 2000.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the quarter ending March 31,2001 increased to $89.4 million or 71.6 percent from the $52.1 million reported for the quarter ending March 31,2000. The increase was mainly attributable to the increase in loans supported by a $37.0 million increase in interest bearing liabilities which resulted from favorable economic conditions in the Charleston market area, the opening of the bank's third banking office in the second quarter of 2000, and the Company's marketing efforts.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest earning assets and interest bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities offset by a 45 basis point decrease in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.


                                                           Three months ended                          Three months ended
                                                             March 31, 2001                               March 31, 2000
                                                             --------------                               --------------
                                               Average          Income/         Yield/       Average          Income/         Yield/
ASSETS                                         balance          expense          rate        balance         expense           rate
------                                         -------          -------          ----        -------         -------           ----

Federal funds sold .......................   $ 2,188,533      $    29,412         5.38%     1,144,157      $    16,664         5.83%
Investments ..............................     5,957,407           95,769         6.43      3,467,473           57,743         6.66
                                             -----------      -----------                   ---------      -----------
Total investments and
   federal funds sold ....................     8,145,940          125,181         6.15      4,611,630           74,407         6.45
Loans ....................................    81,207,761        1,962,939         9.67     47,441,062        1,169,769         9.86
                                             -----------      -----------                   ---------      -----------
Total earning assets .....................    89,353,701        2,088,120         9.35     52,052,692        1,244,176         9.56
                                                              -----------                                  -----------
Other assets .............................     8,579,925                                    6,841,285
                                             -----------                                  -----------
Total assets .............................   $97,933,626                                  $58,893,977
                                             ===========                                  ===========

LIABILITIES
Interest bearing deposits ................   $62,620,362      $   908,940         5.81    $35,967,769      $   407,892         5.54
Other borrowings .........................    17,253,889          259,857         6.02      6,947,208          104,826         6.04
                                             -----------      -----------                   ---------      -----------
Total interest bearing
   liabilities ...........................    79,874,251        1,168,797         5.85     42,914,977          602,718         5.62
Non-interest bearing
   liabilities ...........................     8,949,368                                    6,130,649
                                             -----------      -----------                   ---------      -----------
Total liabilities ........................    88,823,619        1,168,797         5.26     49,045,626          602,718         4.92
Equity ...................................     9,110,007                                    9,848,351
                                             -----------                                  -----------
Total liabilities and
   Equity ................................   $97,933,626                                  $58,893,977
                                             ===========                                  ===========
Net interest income/margin ...............                    $   919,323         4.12                     $   641,458         4.93
                                                              ===========                                  ===========
Net interest spread ......................                                        3.50                                         3.94

As reflected above, for the three months ended March 31, 2001 the average yield on earning assets was 9.35 percent, while the average cost of interest-bearing liabilities was 5.85 percent. For the three months ended March 31, 2000 the average yield on earning assets was 9.56 percent and the average cost of interest-bearing liabilities was 5.62 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which give the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended March 31, 2001 was 4.12 percent compared to 4.93 percent for the three months ended March 31, 2000. The decrease in the net-interest margin is attributable to the increase in interest bearing liabilities which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 5.26 percent for the three months ended March 31, 2001 compared to 4.92 percent for the three months ended March 31, 2000.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                     For the three months ended March 31, 2001
                                                                                      versus three months ended March 31, 2000
                                                                                      ----------------------------------------
                                                                                  Volume                Rate              Net change
                                                                                  ------                ----              ----------

Federal funds sold .................................................             $ 15,013             $ (2,265)             $ 12,748
Investments ........................................................               40,889               (2,863)               38,026
                                                                                 --------             --------              --------
Total investments and federal funds sold ...........................               55,902               (5,128)               50,774
Total loans ........................................................              821,191              (28,021)              793,170
                                                                                 --------             --------              --------
Total earning assets ...............................................              877,093              (33,149)              843,944
Total interest-bearing liabilities .................................              511,963               54,116               566,079
                                                                                 --------             --------              --------
Net interest income ................................................             $365,130             $(87,265)             $277,865
                                                                                 ========             ========              ========

RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2001 was $104,022 or $.10 per share, compared to net income of $37,147 or $.03 per share, for the three months ended March 31, 2000.

Net interest income has increased to $919,323 for the three months-ended March 31,2001 compared to $641,458 for the three months ended March 31, 2000. See net interest income analysis for the detailed explanation of the increase.

NON-INTEREST INCOME AND EXPENSES

Non-interest income for the three months ended March 31, 2001 was $229,375, compared to $88,034 for the three months ended March 31, 2000. The increase is due to the greater volume of loans sold and the increase in the number of deposit accounts resulting in increased fees on deposits.

Non-interest expenses for the three months ended March 31, 2001 were $930,170, compared to $643,208 for the three months ended March 31,2000. The increase of $286,962 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expenses and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Moncks Corner branch in May 2000, the formation of a sales staff and the increase in administrative staff to support the growth.

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

LOANS

Commercial loans totaling $35.0 million made up 41 percent of the total loan portfolio as of March 31, 2001. Loans secured by real estate for construction and land development totaled $0.2 million while all other loans secured by real estate totaled $46.4 million or 55 percent of the total loan portfolio as of March 31, 2001. Installment loans and other consumer loans to individuals comprised $3.0 million or 4 percent of the total loan portfolio. The allowance for loan losses was 1.18 percent of loans as of March 31, 2001 compared to 1.25 percent as of December 31, 2000. In management's opinion, the allowance for loan losses is adequate. At March 31, 2001, the Company had $270,000 of loans 90 days delinquent and still accruing interest and $161,000 of non-accruing loans.

CAPITAL RESOURCES

The capital base for the Company increased by $32,919 for the first three months of 2001, due to operating income, unrealized gains on available for sale securities and capital raised through the Employee Stock Purchase Plan offset by $109,102 decrease of capital reflecting the impact of the Stock Repurchase Plan approved in 2000. In 2000, the Company approved plans to repurchase up to 110,000 shares of its common stock. Any repurchase will have the effect of reducing the Company's equity capital by the amount paid. The Company's equity to asset ratio was 9.7 percent as of March 31, 2001 compared to 10.8 percent as of December 31, 2000.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of March 31, 2001, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained as shown in the table below.

                                 Capital Ratios

                                                                                    Well Capitalized         Adequately Capitalized
                                                               Actual                  Requirement                  Requirement
                                                               ------                  -----------                  -----------
                                                       Amount        Ratio       Amount         Ratio         Amount           Ratio
                                                       ------        -----       ------         -----         ------           -----
Total capital to risk weighted assets ........        $10,950        15.13%     $ 7,236         10.00%       $ 5,789           8.00%
Tier 1 capital to risk weighted assets .......         10,052        13.89        4,342          6.00          2,895           4.00
Tier 1 capital to average assets .............         10,052        10.26        4,897          5.00          3,917           4.00

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

                           PART II - OTHER INFORMATION




ITEM 4.  Submission of Matters to a Vote of Security Holders.

a)  The Company held its annual meeting of shareholders on March 29, 2001.


c)  Election of Director:

     Nominee:  Robert M. Scott
     Votes for              566.299
     Votes withheld         110




ITEM 6.  Exhibits and Reports on Form 8-K.
-------

a)       Exhibits

     Exhibit No.
     From Item 601 of
     Regulation S-B                               Description
     ----------------------------                 ------------------------------

     None




b)   Reports on form 8-K.      None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Southcoast Financial Corporation
                                 -----------------------------------------------
                                  Registrant



Date:  May 9, 2001               By:  s/L. Wayne Pearson
                                      ------------------------------------------
                                      L. Wayne Pearson
                                      President and Chief Executive Officer


                                  By: s/Robert M. Scott
                                      ------------------------------------------
                                      Robert M. Scott
                                      Executive Vice President and Chief
                                        Financial Officer