Form 10QSB
period 2001-06-30
SOUTHCOAST FINANCIAL CORP
filed 2001-08-14
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2001

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

         [X] Yes    [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 1,033,584 Shares Outstanding on June 30, 2001.

         Transitional Small Business Disclosure Format (Check one):

         [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 (Unaudited)
                                                                                                    June 30,          December 31,
                                                                                                      2001                 2000
                                                                                                      ----                 ----
ASSETS
   Cash and due from banks ...............................................................       $   2,935,104        $   3,942,566
   Federal funds sold ....................................................................           4,518,000            1,350,000
   Investment securities available for sale ..............................................           6,765,291            4,213,773
   Loans, net of allowance of $1,065,058
     and $940,758 ........................................................................          90,271,274           74,434,434
   Property and equipment - net ..........................................................           6,637,949            6,169,583
   Other assets ..........................................................................           2,636,295            2,017,975
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 113,763,913        $  92,128,331
                                                                                                 =============        =============

LIABILITIES
   Deposits
     Noninterest-bearing .................................................................       $  11,364,125        $   9,240,702
     Interest bearing ....................................................................          67,202,972           56,930,894
                                                                                                 -------------        -------------
       Total deposits ....................................................................          78,567,097           66,171,593

   Other borrowings ......................................................................          24,850,000           16,225,000

   Other liabilities .....................................................................             967,647              579,169
                                                                                                 -------------        -------------

       Total liabilities .................................................................         104,384,744           82,975,765
                                                                                                 -------------        -------------
SHAREHOLDERS' EQUITY
   Common stock (no par value;  20,000,000 shares  authorized;  1,033,584 shares outstanding at June 30, 2001 and
     947,872 at December 31, 2000) .......................................................           9,587,301            9,669,155
   Retained deficit ......................................................................            (247,621)            (503,796)
   Accumulated other comprehensive income (loss) .........................................              39,489              (12,793)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................           9,379,169            9,152,566
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 113,763,913        $  92,128,331
                                                                                                 =============        =============









         See notes to consolidated financial statements.

                        Southcoast Financial Corporation
                               Statement of Income
                                   (Unaudited)

                                                                        Six months      Six months      Three months   Three months
                                                                          Ended            Ended           Ended            Ended
                                                                      June 30, 2001    June 30, 2000   June 30, 2001   June 30, 2000
                                                                      -------------    -------------   -------------   -------------
INTEREST INCOME
    Loans, including fees ......................................       $3,937,887       $2,588,306       $1,974,948       $1,418,537
    Investment Securities ......................................          233,101          139,273          217,332           81,530
    Federal funds sold .........................................           53,628           35,817           24,216           19,153
                                                                       ----------       ----------       ----------       ----------

      Total interest income ....................................        4,214,616        2,763,396        2,126,496        1,519,220

INTEREST EXPENSE
    Deposits and borrowings ....................................        2,287,859        1,366,066        1,119,062          763,348
                                                                       ----------       ----------       ----------       ----------

      Net interest income ......................................        1,926,757        1,397,330        1,007,434          755,872

PROVISION FOR POSSIBLE LOAN LOSSES .............................          125,000           60,000           65,000           30,000
                                                                       ----------       ----------       ----------       ----------

    Net interest income after provision for loan losses ........        1,801,757        1,337,330          942,434          725,872
                                                                       ----------       ----------       ----------       ----------

NONINTEREST INCOME
    Service fees on deposit accounts ...........................          193,894           97,695           86,677           54,986
    Fees on loans sold .........................................          234,834           58,004          146,557           45,895
    Other ......................................................           69,651           58,558           32,770           25,342
                                                                       ----------       ----------       ----------       ----------

      Total non-interest income ................................          498,379          214,257          269,004          126,223
                                                                       ----------       ----------       ----------       ----------

NONINTEREST EXPENSES
    Salaries and employee benefits .............................        1,147,437          906,307          588,607          498,200
    Occupancy ..................................................          114,059           62,450           58,033           30,795
    Furniture and equipment ....................................          197,012          156,358           96,636           89,605
    Advertising and public relations ...........................           34,958           24,536           20,644            9,342
    Professional fees ..........................................           84,379           38,721           45,767           24,033
    Travel and entertainment ...................................          102,479           57,907           49,968           31,730
    Telephone, postage and supplies ............................          105,896           90,434           50,631           47,459
    Other operating ............................................          116,049           80,474           61,813           42,815
                                                                       ----------       ----------       ----------       ----------

      Total non-interest expenses ..............................        1,902,269        1,417,187          972,099          773,979
                                                                       ----------       ----------       ----------       ----------

      Income before income taxes ...............................          397,867          134,400          239,339           78,116

INCOME TAX .....................................................          141,692           44,096           87,186           24,959
                                                                       ----------       ----------       ----------       ----------

    Net income .................................................       $  256,175       $   90,304       $  152,153       $   53,157
                                                                       ==========       ==========       ==========       ==========

BASIC NET INCOME PER COMMON SHARE ..............................       $      .25       $      .08       $      .15       $      .05
DILUTED NET INCOME PER COMMON SHARE ............................       $      .24       $      .08       $      .14       $      .08

WEIGHTED AVERAGE SHARES OUTSTANDING

      Basic ....................................................        1,034,987        1,124,580        1,033,584        1,096,375
      Diluted ..................................................        1,064,576        1,126,692        1,065,177        1,098,375

     See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                         Accumulated
                                                Common stock                                                other          Total
                                                ------------                Paid-in       Retained      comprehensive     holders'
                                            Shares        Amount            capital       deficit       income (loss)      equity
                                            ------        ------            -------       -------       -------------      ------


BALANCE, JANUARY 1, 2000 ...........      1,047,987    $ 10,520,053               -    $   (714,147)   $    (85,108)   $  9,720,798

   Net income - ....................              -               -               -          90,304               -          90,304

   Other comprehensive income, net
     of tax:
     Unrealized holding losses on
       securities available for sale              -               -               -               -         (12,802)        (12,802)
                                                                                                                       ------------


   Comprehensive income ............              -               -               -               -               -          77,502

   Repurchase of common stock ......        (45,029)       (351,438)              -               -               -        (351,438)
                                       ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2000 .............      1,002,958    $ 10,168,615    $          -    $   (623,843)   $    (97,919)   $  9,446,862
                                       ============    ============    ============    ============    ============    ============



BALANCE, JANUARY 1, 2001 ...........        947,872    $  9,669,155               -    $   (503,796)   $    (12,793)   $  9,152,566
   Stock dividend ..................         93,756

   Net income - ....................              -               -               -         256,175               -         256,175

   Other comprehensive income, net
     of tax:
     Unrealized holding gains on
       securities available for sale              -               -               -               -          52,282          52,282
                                                                                                                       ------------
   Comprehensive income ............              -               -               -               -               -         308,457
   Repurchase of stock .............        (11,775)       (109,102)                                                       (109,102)
   Employee stock purchase plan ....          3,731          27,248               -               -               -          27,248
                                          ---------    ------------    ------------    ------------    ------------    ------------

BALANCE, June 30, 2001 .............      1,033,584    $  9,587,301               -    $   (247,621)   $     39,489    $  9,379,169
                                          =========    ============    ============    ============    ============    ============





           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        For the six months ended June 30
                                   (Unaudited)



OPERATING ACTIVITIES                                                                                    2001                  2000
                                                                                                        ----                  ----
         Net income ........................................................................       $    256,175        $     90,304
         Adjustments to reconcile net income to net
                  cash provided by operating activities:
                  Income tax ...............................................................             141,69             244,085
                  Provision for possible loan losses .......................................            125,000              60,000
                  Depreciation and amortization ............................................            210,347             150,922
                  Increase in other assets .................................................           (788,182)           (479,042)
                  Increase in other liabilities ............................................            388,478             236,661
                                                                                                   ------------        ------------
                           Net cash provided by operating activities .......................            333,510             102,930
                                                                                                   ------------        ------------

INVESTING ACTIVITIES
         Increase in federal funds sold ....................................................         (3,168,000)         (1,000,000)
         Purchase of investment securities available for sale ..............................         (2,480,816)         (1,097,500)
         Net increase in loans .............................................................        (15,961,840)        (16,975,524)
         Purchase of property and equipment ................................................           (668,963)         (1,445,193)
                                                                                                   ------------        ------------
             Net cash used for investing activities ........................................        (22,279,619)        (20,518,217)
                                                                                                   ------------        ------------

FINANCING ACTIVITIES
         Increase in Federal Home Loan Bank borrowing ......................................          8,625,000           3,950,000
         Purchase of common stock ..........................................................           (109,102)           (351,438)
         Proceeds from sale of stock, net ..................................................             27,248                   -
         Net increase in deposits ..........................................................         12,395,501          18,650,751
                                                                                                   ------------        ------------
            Net cash provided by financing activities ......................................         20,938,647          22,249,313
                                                                                                   ------------        ------------

            Increase (decrease) in cash and due from banks .................................         (1,007,462)          1,834,026


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ...............................................          3,942,566            1,786,41
                                                                                                   ------------        ------------

CASH AND DUE FROM BANKS, END OF PERIOD .....................................................       $  2,935,104        $  3,620,437
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

NOTE 4 - STOCK OFFERING

           In August, 2001, the Company commenced a public offering of up to 1,000,000 shares of its common stock for a price of $12.00 per share with a 10% discount for 4,700 or more shares purchased.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation for the year ended December 31, 2000. Results of operations for the period ending June 30, 2001 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,926,757 for the six months ended June 30, 2001, compared to $1,397,330 for the six months ended June 30, 2000. For the quarter ended March 31, 2001 net interest income was $919,323 compared to $755,877 for the quarter ended June 30, 2000.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2001 increased to $93.3 million or 63.9 percent from the $56.9 million reported for the six months ending June 30, 2000. The increase was mainly attributable to the increase in loans supported by a $35.7 million increase in interest bearing liabilities which resulted from favorable economic conditions in the Charleston market area, the opening of the bank's third banking office in the second quarter of 2000, and the Company's marketing efforts.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest earning assets and interest bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities offset by a 42 basis point decrease in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.

                                                                   Six months ended                         Six months ended
                                                                    June 30, 2001                             June 30, 2000
                                                                    -------------                             -------------
                                                      Average         Income/      Yield/      Average          Income/       Yield/
ASSETS                                                balance         expense       rate       balance          expense        rate
                                                      -------         -------       ----       -------          -------        ----

Federal funds sold ...........................     $  2,068,135    $   53,628       5.19%      1,166,512     $   35,817        6.14%
Investments ..................................        6,589,711       223,101       6.77       4,248,592        139,273        6.56
                                                   ------------    ----------
Total investments and
    federal funds sold .......................        8,657,846       276,729       6.39       5,415,104        175,090        6.47
Loans ........................................       84,641,712     3,937,887       9.30      51,456,065      2,588,306       10.06
                                                   ------------    ----------                -----------     ----------
Total earning assets .........................       93,299,558     4,214,616       9.03      56,871,169      2,763,396        9.72
                                                                   ----------                                ----------
Other assets .................................        8,597,117                                7,006,597
                                                   ------------                              -----------
Total assets .................................     $101,896,675                              $63,877,766
                                                   ============                              ===========

LIABILITIES
Interest bearing deposits ....................     $ 64,802,982    $ 1770,520       5.46     $39,040,511     $1,110,743        5.69
Other borrowings .............................       18,076,647       517,339       5.72       8,147,977        255,323        6.27
                                                   ------------    ----------                -----------     ----------
Total interest bearing liabilities ...........       82,879,629     2,287,859       5.52      47,188,488      1,366,066        5.79
Non-interest bearing liabilities .............        9,633,081                                6,825,756
                                                   ------------    ----------                -----------     ----------

Total liabilities ............................       92,512,710     2,287,859       4.95      54,014,244      1,366,066        5.06
Equity .......................................        9,383,965                                 9,863,52
                                                   ------------                              -----------
Total liabilities and Equity .................     $101,896,675                              $63,877,766
                                                   ============                              ===========

Net interest income/margin ...................                     $1,926,757       4.13                     $1,397,330        4.91
                                                                   ==========                                ==========
Net interest spread ..........................                                      3.51                                       3.93


As reflected above, for the six months ended June 30, 2001 the average yield on earning assets was 9.03 percent, while the average cost of interest-bearing liabilities was 5.52 percent. For the six months ended June 30, 2000 the average yield on earning assets was 9.72 percent and the average cost of interest-bearing liabilities was 5.79 percent. The decrease in the yield on earning assets is attributable to the down trend of interest rates over the last six months partially offset by the increased volume of loans, which give the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the six months ended June 30, 2001 was 4.13 percent compared to 4.91 percent for the six months ended June 30, 2000. The decrease in the net-interest margin is attributable to the decline of interest rates over the last six months and the continued increase in interest bearing liabilities as a percentage of earning assets which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 4.95 percent for the six months ended June 30, 2001 compared to 5.06 percent for the six months ended June 30, 2000.

                                                                 Three months ended                       Three months ended
                                                                    June 30, 2001                             June 30, 2000
                                                                    -------------                             -------------
                                                      Average         Income/      Yield/      Average          Income/       Yield/
ASSETS                                                balance         expense       rate       balance          expense        rate
                                                      -------         -------       ----       -------          -------        ----

Federal funds sold ............................    $  1,947,737    $   24,216       4.97%    $ 1,188,867     $   19,153        6.44%
Investments ...................................       7,222,014       127,232       7.05       5,029,710         81,530        6.48
Total investments and
    federal funds sold ........................       9,169,751       151,548       6.61       6,218,577        100,683        6.47
Loans .........................................      88,075,662     1,974,948       8.97      55,471,068      1,418,537       10.23
                                                   ------------    ----------                -----------     ----------
Total earning assets ..........................      97,245,413     2,126,496       8.75      61,689,645      1,519,220        9.85
                                                                   ----------                                ----------
Other assets ..................................       8,414,307                                7,171,910
                                                   ------------                              -----------
    Total assets ..............................    $105,659,720                              $68,861,555
                                                   ============                              ===========

LIABILITIES

Interest bearing deposits .....................    $ 66,985,601    $  861,580       5.14     $42,113,253     $  612,851        5.82
Other borrowings ..............................      18,974,405       257,482       5.43       9,348,746        150,497        6.44
                                                   ------------    ----------                -----------     ----------
Total interest bearing liabilities ............      85,960,006     1,119,062       5.21      51,461,999        763,348        5.93
Non-interest bearing liabilities ..............      10,338,941                                7,520,863
                                                   ------------    ----------                -----------     ----------
Total liabilities .............................      96,298,947     1,119,062       4.65      58,982,862        763,348        5.18
Equity ........................................       9,560,773                                9,878,693
                                                   ------------                              -----------
Total liabilities and Equity ..................    $105,859,720                              $68,861,555
                                                   ============                              ===========
Net interest income/margin ....................                    $1,007,434       4.14                     $  755,872        4.90
                                                                   ==========                                ==========
Net interest spread ...........................                                     3.54                                       3.92


As reflected above, for the three months ended June 30, 2001 the average yield on earning assets was 8.75 percent, while the average cost of interest-bearing liabilities was 5.21 percent. For the three months ended June 30, 2000 the average yield on earning assets was 9.85 percent and the average cost of interest-bearing liabilities was 5.93 percent. The decrease in the yield on earning assets is attributable to the downtrend of interest rates over the last three months, partially offset by the increased volume of loans, which give the Company a greater return than the other types of earning assets. The net interest margin for the three months ended June 30, 2001 was 4.14 percent compared to 4.90 percent for the three months ended June 30, 2000. The decrease in the net-interest margin is attributable to the increase in interest bearing liabilities which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 4.65 percent for the three months ended June 30, 2001 compared to 5.18 percent for the three months ended June 30, 2000.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.


                                                                                  Analysis of Changes In Net Interest Income
                                                                                    For the six months ended June 30, 2001
                                                                                     versus six months ended June 30, 2000
                                                                                     -------------------------------------
                                                                               Volume                 Rate                Net change
                                                                               ------                 ----                ----------
Federal funds sold ..............................................            $   27,452            $   (9,641)            $   17,811
Investments .....................................................                76,158                 7,670                 83,828
                                                                             ----------            ----------             ----------
Total investments and federal funds sold ........................               103,610                (1,971)               101,639
Total loans .....................................................             1,655,518              (305,937)             1,349,581
                                                                             ----------            ----------             ----------
Total earning assets ............................................             1,759,128              (307,908)             1,451,220
Total interest-bearing liabilities ..............................             1,035,623               113,830                921,793
                                                                             ----------            ----------             ----------
Net interest income .............................................            $  723,505            $ (194,078)            $  529,427
                                                                             ==========            ==========             ==========




                                                                                  Analysis of Changes In Net Interest Income
                                                                                   For the three months ended June 30, 2001
                                                                                    versus three months ended June 30, 2000
                                                                                     -------------------------------------
                                                                             Volume                 Rate                  Net change
                                                                             ------                 ----                  ----------
Federal funds sold ...........................................            $    24,235            $   (19,172)            $     5,063
Investments ..................................................                 70,447                (24,645)                 45,802
                                                                          -----------            -----------             -----------
Total investments and federal funds sold .....................                 94,682                (43,817)                 50,865
Total loans ..................................................              1,653,860             (1,097,449)                556,411
                                                                                                 -----------             -----------
Total earning assets .........................................              1,748,542             (1,141,266)                607,276
Total interest-bearing liabilities ...........................              1,025,319               (669,605)                355,714
                                                                          -----------            -----------             -----------

Net interest income ..........................................            $   723,223            $  (471,661)            $   251,562
                                                                          ===========            ===========             ===========


RESULTS OF OPERATIONS

The Company's net income for the six months ended June 30, 2001 was $256,175 or $.25 per basic share, compared to $90,304 or $.08 per basic share, for the six months ended June 30, 2000. Net interest income increased to $1,926,757 for the six months ended June 30, 2001 compared to $1,397,330 for the six months ended June 30, 2000

The Company's net income for the three months ended June 30, 2001 was $152,153 or $.15 per basic share, compared to $53,157 or $.05 per basic share, for the three months ended June 30, 2000. Net interest income increased to $1,007,434 for the three months ended June 30, 2001 compared to $755,872 for the three months ended June 30, 2000. See net interest income analysis for an explanation of the increase.

NON-INTEREST INCOME AND EXPENSES



Non-interest income for the six months ended June 30, 2001 was $498,379, compared to $214,257 for the six months ended June 30, 2000. The increase is due to the greater volume of loans sold and the increase in the number of deposit accounts resulting in increased fees on deposits.


Non-interest expenses for the six months ended June 30, 2001 were $1,902,269, compared to $1,417,187 for the six months ended June 30, 2000. The increase of $485,082 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expenses and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Moncks Corner branch in May 2000, preparation for the anticipated opening of the Coleman Boulevard branch in October 2001, the formation of a sales staff, and the increase in administrative cost to support the growth.



Non-interest income for the three months ended June 30, 2001 was $269,004, compared to $126,223 for the three months ended June 30, 2000. The increase is due to the greater volume of loans sold and the increase in the number of deposit accounts resulting in increased fees on deposits.


Non-interest expenses for the three months ended June 30, 2001 were $972,099, compared to $773,979 for the three months ended June 30, 2000. The increase of $198,120 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expenses and administrative expenses. These increases primarily relate to expenditures associated with the preparation for the anticipated opening of the Coleman Boulevard branch in October 2001, the formation of a sales staff, and the increase in administrative cost to support the growth.


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


LOANS

Commercial loans made up 44 percent of the total loan portfolio as of June 30, 2001, totaling $39.8 million. Loans secured by real estate for construction and land development totaled $0.1 million while all other loans secured by real estate totaled $48.3 million or 53 percent of the total loan portfolio as of June 30, 2001. Installment loans and other consumer loans to individuals comprised $3.1 million or 3 percent of the total loan portfolio. The allowance for loan losses was 1.17 percent of loans as of June 30, 2001 compared to 1.25 percent as of December 31, 2000. In management's opinion, the allowance for loan losses is adequate. At June 30, 2001, the Company had $4,000 of loans 90 days delinquent and still accruing interest and $160,000 of non-accruing loans.


CAPITAL RESOURCES

The capital base for the Company increased by $226,603 for the first six months of 2001, due to operating income, unrealized gains on available for sale securities and capital raised through the Employee Stock Purchase Plan, offset by a $109,102 decrease of capital resulting from repurchases of stock pursuant to the Stock Repurchase Plan approved in 2000. In 2000, the Company approved plans to repurchase up to 110,000 shares of its common stock, and 113,426 shares has been repurchased as of June 30, 2001. Repurchases had the effect of reducing the Company's equity capital by the amount paid. The Company's equity to asset ratio was 9.2 percent as of June 30, 2001 compared to 10.8 percent as of December 31, 2000.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of June 30, 2001, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                        Well Capitalized     Adequately Capitalized
                                                               Actual                     Requirement               Requirement
                                                               ------                     -----------               -----------
                                                       Amount           Ratio       Amount           Ratio      Amount         Ratio
                                                       ------           -----       ------           -----      ------         -----
Total capital to risk weighted
   assets ....................................        $11,280          13.61%     $ 8,286          10.00%     $ 6,628          8.00%
Tier 1 capital to risk weighted
   assets ....................................         10,244          12.36        4,971           6.00        3,314          4.00
Tier 1 capital to average assets .............         10,244           9.70        5,283           5.00        4,226          4.00

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No.102- Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin defines the required development, documentation, and application of a systematic methodology for determining allowance for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.
-------

a)       Exhibits.                      None.

b)       Reports on form 8-K.           None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Southcoast Financial Corporation
                                          Registrant



Date:   8/13/01                              s/L. Wayne Pearson
     ----------------                   By:-------------------------------------
                                           L. Wayne Pearson
                                           President and Chief Executive Officer


Date:   8/13/01                              s/Robert M. Scott
     -----------------                  By:-------------------------------------
                                           Robert M. Scott
                                           Executive Vice President and Chief
                                             Financial Officer