Form 10QSB
period 2001-09-30
SOUTHCOAST FINANCIAL CORP
filed 2001-11-14
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2001

                                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ________________.


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

          [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 1,098,777 Shares Outstanding on October 31, 2001.

         Transitional Small Business  Disclosure Format (Check one):

         [ ] Yes [X] No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   (Unaudited)
                                                                                                   September 30,        December 31,
                                                                                                       2001                 2000
                                                                                                       ----                 ----
ASSETS
   Cash and due from banks ...............................................................       $   5,816,993        $   3,942,566
   Federal funds sold ....................................................................           3,099,000            1,350,000
   Investment securities available for sale ..............................................           6,815,240            4,213,773
   Loans, net of allowance of $1,140,058 and $940,758 ....................................          94,700,146           74,434,434
   Property and equipment - net ..........................................................           7,465,924            6,169,583
   Other assets ..........................................................................           2,591,757            2,017,975
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 120,489,060        $  92,128,331
                                                                                                 =============        =============

LIABILITIES
   Deposits
     Noninterest-bearing .................................................................       $  12,539,536        $   9,240,702
     Interest bearing ....................................................................          69,508,687           56,930,894
                                                                                                 -------------        -------------
       Total deposits ....................................................................          82,048,223           66,171,596

   Other borrowings ......................................................................          27,300,000           16,225,000

   Other liabilities .....................................................................             907,490              579,169
                                                                                                 -------------        -------------

       Total liabilities .................................................................         110,255,713           82,975,765
                                                                                                 -------------        -------------
SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized;
     1,091,777 shares outstanding at September 30, 2001 and
     947,872 at December 31, 2000) .......................................................          10,222,961            9,669,155
   Retained deficit ......................................................................             (65,546)            (503,796)
   Accumulated other comprehensive income (loss) .........................................              75,932
                                                                                                                      -------------
                                                                                                                            (12,793)
       Total shareholders' equity ........................................................          10,233,347            9,152,566
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 120,489,060        $  92,128,331
                                                                                                 =============        =============









         See notes to consolidated financial statements.

                        Southcoast Financial Corporation
                               Statement of Income
                                   (Unaudited)

                                                                      Nine months      Nine months     Three months     Three months
                                                                         Ended            Ended           Ended            Ended
                                                                     Sept 30, 2001    Sept 30, 2000   Sept 30, 2001    Sept 30, 2000
                                                                     -------------    -------------   -------------    -------------
INTEREST INCOME
    Loans, including fees ......................................       $5,989,743       $4,205,871       $2,051,856       $1,617,565
    Investment Securities ......................................          341,142          239,740          118,041          100,487
    Federal funds sold .........................................           71,233           90,824           17,605           55,007
                                                                       ----------       ----------       ----------       ----------

      Total interest income ....................................        6,402,118        4,536,435        2,187,502        1,773,039

INTEREST EXPENSE
    Deposits and borrowings ....................................        3,375,371        2,389,542        1,087,512        1,023,476
                                                                       ----------       ----------       ----------       ----------

      Net interest income ......................................        3,026,747        2,146,893        1,099,990          749,563

PROVISION FOR POSSIBLE LOAN LOSSES .............................          200,000           90,000           75,000           30,000
                                                                       ----------       ----------       ----------       ----------

    Net interest income after provision for loan losses ........        2,826,747        2,056,893        1,024,990          719,563
                                                                       ----------       ----------       ----------       ----------

NONINTEREST INCOME
    Service fees on deposit accounts ...........................          313,400          159,955          119,506           62,260
    Fees on loans sold .........................................          368,776          166,877          133,942          108,873
    Other ......................................................           94,762           96,526           25,111           37,968
                                                                       ----------       ----------       ----------       ----------

      Total non-interest income ................................          776,938          423,358          278,559          209,101
                                                                       ----------       ----------       ----------       ----------

NONINTEREST EXPENSES
    Salaries and employee benefits .............................        1,790,985        1,416,017          643,548          509,710
    Occupancy ..................................................          178,844          101,014           64,785           38,564
    Furniture and equipment ....................................          294,531          251,931           97,519           95,573
    Advertising and public relations ...........................           56,851           46,081           21,893           21,545
    Professional fees ..........................................          122,829           64,468           38,450           25,747
    Travel and entertainment ...................................          137,801           88,499           35,322           30,592
    Telephone, postage and supplies ............................          163,643          144,624           57,747           54,190
    Other operating ............................................          177,014          138,733           60,965           58,259
                                                                       ----------       ----------       ----------       ----------

      Total non-interest expenses ..............................        2,922,498        2,251,367        1,020,229          834,180
                                                                       ----------       ----------       ----------       ----------

      Income before income taxes ...............................          681,187          228,884          283,320           94,484

INCOME TAX .....................................................          242,937           76,818          101,245           32,722
                                                                       ----------       ----------       ----------       ----------

    Net income .................................................       $  438,250       $  152,066       $  182,075       $   61,762
                                                                       ==========       ==========       ==========       ==========

BASIC NET INCOME PER COMMON SHARE ..............................       $      .42       $      .14       $      .18       $      .06
DILUTED NET INCOME PER COMMON SHARE ............................       $      .41       $      .14       $      .17       $      .06
                                                                       ==========       ==========       ==========       ==========


WEIGHTED AVERAGE SHARES OUTSTANDING

      Basic ....................................................        1,034,934        1,113,936        1,033,585        1,092,646
      Diluted ..................................................        1,066,414        1,116,372        1,068,470        1,095,673

     See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                        Accumulated
                                                 Common stock                                              Other          Total
                                                 ------------               Paid-in        Retained    comprehensive  shareholders'
                                              Shares        Amount          capital        deficit      income(loss)      equity
                                              ------        ------          -------        -------      ------------      ------

BALANCE, JANUARY 1, 2000 ............      1,047,987    $ 10,520,053               -    $   (714,147)   $    (85,108)  $  9,720,798

   Net income .......................              -               -               -         152,066               -        152,066

   Other comprehensive income, net
     of tax:
     Unrealized holding gains on
       securities available for sale               -               -               -               -          39,641         39,641
                                                                                                                       ------------


   Comprehensive income .............              -               -               -               -               -        191,707

   Repurchase of common stock .......        (70,446)       (569,234)                                                      (569,234)
                                                                                        ------------    ------------   ------------


BALANCE, September 30, 2000 .........        977,541    $  9,950,819    $          -    $   (562,081    $    (45,467)  $  9,343,271
                                            ========    ============    ============    ============    ============   ============



BALANCE, JANUARY 1, 2001 ............        947,872    $  9,669,155               -    $   (503,796)   $    (12,793)  $  9,152,566
   Stock dividend ...................         93,756

   Net income - .....................              -               -               -         438,250               -        438,250

   Other comprehensive income, net
     of tax:
     Unrealized holding gains on
       securities available for sale               -               -               -               -          88,725         88,725
                                                                                                                       ------------

   Comprehensive income .............              -               -               -               -               -        526,975

   Repurchase of stock ..............        (11,775)       (109,102)                                                      (109,102)
   Employee stock purchase plan .....          5,734          40,868                                                         40,868
   Issuance of common stock .........         56,190         622,040                                               -        622,040
                                           ---------    ------------                                                        -------

BALANCE, September 30, 2001 .........      1,091,777    $ 10,222,961               -    $    (65,546)   $     75,932   $ 10,233,347
                                           =========    ============                    ============    ============   ============





           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the nine months ended September 30
                                   (Unaudited)



OPERATING ACTIVITIES                                                                                   2001                 2000
                                                                                                       ----                 ----
         Net income ....................................................................         $    438,250          $    152,066
         Adjustments  to reconcile  net income to net
         Cash  provided  (used ) by  operating activities:
                  Income tax ...........................................................              242,937                76,818
                  Provision for possible loan losses ...................................              200,000                90,000
                  Depreciation and amortization ........................................              313,392               240,760
                  Increase in other assets .............................................             (866,020)             (711,264)
                  Increase in other liabilities ........................................              328,321               110,005
                    Net cash provided (used) by operating activities ...................              656,880               (41,615)
                                                                                                 ------------          ------------

INVESTING ACTIVITIES
         Increase in federal funds sold ................................................           (1,749,000)           (1,350,000)
         Purchase of investment securities available for sale ..........................           (2,478,066)           (1,096,810)
         Net increase in loans .........................................................          (20,465,712)          (24,084,515)
         Purchase of property and equipment ............................................           (1,595,108)           (1,610,621)
                                                                                                 ------------          ------------
                    Net cash used for investing activities .............................          (26,287,886)          (28,141,946)
                                                                                                                       ------------

FINANCING ACTIVITIES
         Increase in Federal Home Loan Bank borrowing ..................................           11,075,000             6,060,096
         Purchase of common stock ......................................................             (109,102)             (569,234)
         Proceeds from sale of stock, net ..............................................              662,908                     -
             Net increase in deposits ..................................................           15,876,627            25,435,360
                                                                                                                       ------------
                   Net cash provided by financing activities ...........................           27,505,433            30,916,222
                                                                                                 ------------          ------------

                  Increase (decrease) in cash and due from banks .......................            1,874,427             2,732,661


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ...........................................            3,942,566             1,786,411
                                                                                                 ------------          ------------

CASH AND DUE FROM BANKS, END OF PERIOD .................................................         $  5,816,993          $  4,519,072
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

           In March, 2001, the Company declared a ten percent stock dividend of the Company's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock dividend.

NOTE 4 - STOCK OFFERING

           In August, 2001, the Company commenced a public offering of up to 1,000,000 shares of its common stock for a price of $12.00 per share with a 10% discount for 4,700 or more shares purchased. As of September 30, 2001, the Company had received $622,040 for the purchase of 56,190 shares.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation for the year ended December 31, 2000. Results of operations for the period ending September 30, 2001 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,026,747 for the nine months ended September 30, 2001, compared to $2,146,893 for the nine months ended September 30, 2000. For the quarter ended September 30, 2001 net interest income was $1,099,990 compared to $749,563 for the quarter ended September 30, 2000.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the nine months ending September 30, 2001 increased to $97.0 million or 54.0 percent from the $62.6 million reported for the nine months ending September 30, 2000. The increase was mainly attributable to the increase in loans supported by a $33.4 million increase in interest bearing liabilities which resulted from favorable economic conditions in the Charleston market area, the opening of the bank's third banking office in the second quarter of 2000, and the Company's marketing efforts.

The following table presents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest earning assets and interest bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities offset by a 7 basis point decrease in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.

                                                                Nine months ended                        Nine months ended
                                                                September 30, 2001                       September 30, 2000
                                                               -------------------                     --------------------
                                                       Average        Income/      Yield/      Average        Income/         Yield/
ASSETS                                                 balance        expense       rate       balance        expense          rate
------                                                 -------        -------       ----       -------        -------          ----

Federal funds sold .............................   $  2,060,794       $71,233       4.61%      1,871,087     $   90,824        6.47%
Investments ....................................      6,854,729       341,142       6.64       4,868,540        239,740        6.57
                                                   ------------       -------
Total investments and
    Federal funds sold .........................      8,915,523       412,375       6.17       6,739,627        330,564        6.54
Loans ..........................................     88,121,302     5,989,743       9.06      55,821,113      4,205,871       10.05
                                                   ------------    ----------                -----------     ----------
Total earning assets ...........................     97,036,825     6,402,118       8.80      62,560,740      4,536,435        9.67
                                                                   ----------                                ----------
Other assets ...................................      8,655,306                                7,272,203
                                                   ------------                              -----------
Total assets ...................................   $105,692,131                              $69,832,943
                                                   ============                              ===========

LIABILITIES
Interest bearing deposits ......................   $ 66,021,900    $2,563,775       5.18     $43,806,806     $1,939,268        5.90
Other borrowings ...............................     20,251,563       811,596       5.34       9,119,391        450,274        6.58
                                                   ------------    ----------                -----------     ----------
Total interest bearing liabilities .............     86,273,463     3,375,371       5.22      52,926,197      2,389,542        6.02
Non-interest bearing liabilities ...............      9,975,034                                7,222,433
                                                   ------------                              -----------

Total liabilities ..............................     96,248,497     3,375,371       4.68      60,148,630      2,389,542        5.30
Equity .........................................      9,443,634                                9,684,313
                                                   ------------                              -----------
Total liabilities and Equity ...................   $105,692,131                              $69,832,943
                                                   ============                              ===========

Net interest income/margin .....................                     3,026,747      4.16                      $2,146,893       4.50
Net interest spread ............................                                    3.58                                       3.65

As reflected above, for the nine months ended September 30, 2001 the average yield on earning assets was 8.80 percent, while the average cost of interest-bearing liabilities was 5.22 percent. For the nine months ended September 30, 2000 the average yield on earning assets was 9.67 percent and the average cost of interest-bearing liabilities was 6.02 percent. The decrease in the yield on earning assets is attributable to the down trend of interest rates over the last nine months partially offset by the increased volume of loans, which give the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine months ended September 30, 2001 was
4.16 percent compared to 4.50 percent for the nine months ended September 30, 2000. The decrease in the net-interest margin is attributable to the decline of interest rates over the last nine months and the continued increase in interest bearing liabilities as a percentage of earning assets which resulted in an increase in the cost of total liabilities to support earning assets. The cost of total liabilities was 4.68 percent for the nine months ended September 30, 2001 compared to 5.30 percent for the nine months ended September 30, 2000.

                                                               Three months ended                       Three months ended
                                                                September 30, 2001                       September 30, 2000
                                                               -------------------                     --------------------
                                                       Average        Income/      Yield/      Average        Income/         Yield/
ASSETS                                                 balance        expense       rate       balance        expense          rate
                                                       -------        -------       ----       -------        -------          ----

Federal funds sold .............................   $  2,046,113    $   17,605       3.44%      3,280,237     $   55,007        6.71%
Investments ....................................      7,384,766       118,041       6.39       6,108,437        100,467        6.58
Total investments and
    Federal funds sold .........................      9,430,879       135,646       5.75       9,388,674        155,474        6.62
Loans ..........................................     95,080,482     2,051,856       8.63      64,551,209      1,617,565       10.02
                                                   ------------    ----------                -----------     ----------
Total earning assets ...........................    104,511,361     2,187,502       8.37      73,939,883      1,773,039        9.55
                                                                   ----------                                ----------
Other assets ...................................       8,771686                                7,803,415
                                                   ------------                              -----------
    Total assets ...............................   $113,283,047                              $81,743,298
                                                   ============                              ===========

LIABILITIES

Interest bearing deposits ......................   $ 68,459,737    $  793,255       4.63     $53,339,395     $  828,525        6.21
Other borrowings ...............................     24,601,395       294,257       4.78      11,062,220        194,951        7.05
                                                   ------------    ----------                -----------     ----------
Total interest bearing liabilities .............     93,061,132     1,087,512       4.67      64,401,615      1,023,476        6.34
Non-interest bearing liabilities ...............     10,658,943                                8,015,788
                                                   ------------                              -----------
Total liabilities ..............................    103,720,075     1,087,512       4.19      72,417,403      1,023,476        5.65
Equity .........................................      9,562,972                                9,325,895
                                                   ------------                              -----------
Total liabilities and Equity ...................   $113,283,047                              $81,743,298
                                                   ============                              ===========
Net interest income/margin .....................                   $1,099,990       4.21                     $  749,563        4.05
                                                                   ==========                                ==========
Net interest spread ............................                                    3.70                                       3.23


As reflected above, for the three months ended September 30, 2001 the average yield on earning assets was 8.37 percent, while the average cost of interest-bearing liabilities was 4.67 percent. For the three months ended September 30, 2000 the average yield on earning assets was 9.55 percent and the average cost of interest-bearing liabilities was 6.34 percent. The decrease in the yield on earning assets is attributable to the downtrend of interest rates over the last three months, partially offset by the increased volume of loans, which give the Company a greater return than the other types of earning assets. The net interest margin for the three months ended September 30, 2001 was 4.21 percent compared to 4.05 percent for the three months ended September 30, 2000. The increase in the net-interest margin is attributable to the rate paid for interest bearing liabilities, having decreased more rapidly than the yield on earning assets. The cost of total liabilities was 4.19 percent for the three months ended September 30, 2001 compared to 5.65 percent for the three months ended September 30, 2000, a 26% reduction compared to only a 12% reduction in yield.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.




                                                                                   Analysis of Changes In Net Interest Income
                                                                                    For the nine months ended Sept. 30, 2001
                                                                                     Versus nine months ended Sept. 30, 2000
                                                                                     ---------------------------------------
                                                                           Volume                   Rate                 Net change
                                                                           ------                   ----                 ----------
Federal funds sold ..........................................            $     6,087            $   (25,678)            $   (19,591)
Investments .................................................                 64,710                 36,692                 101,402
                                                                         -----------            -----------             -----------
Total investments and federal funds sold ....................                 70,797                 11,014                  81,811
Total loans .................................................              1,609,744                174,128               1,783,872
                                                                         -----------            -----------             -----------
Total earning assets ........................................              1,680,541                185,142               1,865,683
Total interest-bearing liabilities ..........................              1,013,197                (27,368)                985,829
                                                                         -----------            -----------             -----------
Net interest income .........................................            $   667,344            $   212,510             $   879,854
                                                                         ===========            ===========             ===========


                                                                                   Analysis of Changes in Net Interest Income
                                                                                   For the three months ended Sept. 30, 2001
                                                                                    Versus three months ended Sept. 30, 2000
                                                                                    ----------------------------------------
                                                                             Volume                  Rate                Net change
                                                                             ------                  ----                ----------
Federal funds sold ............................................           $   (41,050)           $     3,648            $   (37,402)
Investments ...................................................                41,639                (24,065)                17,574
                                                                          -----------            -----------            -----------
Total investments and federal funds sold ......................                   589                (20,417)               (19,828)
Total loans ...................................................             1,517,468             (1,083,177)               434,291
                                                                          -----------            -----------            -----------
Total earning assets ..........................................             1,518,057             (1,103,594)               414,463
Total interest-bearing liabilities ............................               939,153               (875,117)                64,036
                                                                          -----------            -----------            -----------

Net interest income ...........................................           $   578,904            $  (228,477)           $   350,427
                                                                          ===========            ===========            ===========


RESULTS OF OPERATIONS

The Company's net income for the nine months ended September 30, 2001 was $438,250 or $.42 per basic share, compared to $152,066 or $.14 per basic share, for the nine months ended September 30, 2000. Net interest income increased to $3,026,747 for the nine months ended September 30, 2001 compared to $2,146,893 for the nine months ended September 30, 2000



The Company's net income for the three months ended September 30, 2001 was $182,075 or $.18 per basic share, compared to $61,762 or $.06 per basic share, for the three months ended September 30, 2000. Net interest income increased to $1,099,990 for the three months ended September 30, 2001 compared to $749,563 for the three months ended September 30, 2000. See net interest income analysis for an explanation of the increase.

NON-INTEREST INCOME AND EXPENSES



Non-interest income for the nine months ended September 30, 2001 was $776,938, compared to $423,358 for the nine months ended September 30, 2000. The increase is due to the greater volume of loans sold and the increase in the number of deposit accounts resulting in increased fees on deposits.


Non-interest expenses for the nine months ended September 30, 2001 were $2,922,498, compared to $2,251,367 for the nine months ended September 30, 2000. The increase of $671,131 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expenses and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Moncks Corner branch in May 2000, preparation for the anticipated opening of the Coleman Boulevard branch in November 2001, the formation of a sales staff, and the increase in administrative cost to support the growth.



Non-interest income for the three months ended September 30, 2001 was $278,559, compared to $209,101 for the three months ended September 30, 2000. The increase is due to the greater volume of loans sold and the increase in the number of deposit accounts resulting in increased fees on deposits.


Non-interest expenses for the three months ended September 30, 2001 were $1,020,229, compared to $834,180 for the three months ended September 30, 2000. The increase of $186,048 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expenses and administrative expenses. These increases primarily relate to expenditures associated with the preparation for the anticipated opening of the Coleman Boulevard branch in November 2001, the formation of a sales staff, and the increase in administrative cost to support the growth.


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


LOANS

Commercial loans made up 43 percent of the total loan portfolio as of September 30, 2001, totaling $41.0 million. Loans secured by real estate for construction and land development totaled $0.1 million while all other loans secured by real estate totaled $51.2 million or 53 percent of the total loan portfolio as of September 30, 2001. Installment loans and other consumer loans to individuals comprised $3.5 million or 4 percent of the total loan portfolio. The allowance for loan losses was 1.19 percent of loans as of September 30, 2001 compared to
1.25 percent as of December 31, 2000. In management's opinion, the allowance for loan losses is adequate. At September 30, 2001, the Company did not have any loans that were 90 days delinquent and still accruing interest and had $575,000 of non-accruing loans.


CAPITAL RESOURCES

The capital base for the Company increased by $1,080,781 for the first nine months of 2001, due to operating income, unrealized gains on available for sale securities and capital raised through the Employee Stock Purchase Plan and stock offering, offset by a decrease of capital resulting from repurchases of stock pursuant to the Stock Repurchase Plan approved in 2000. The Company's equity to asset ratio was 8.5 percent as of September 30, 2001 compared to 10.8 percent as of December 31, 2000.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of September 30, 2001, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                        Well Capitalized      Adequately Capitalized
                                                                    Actual                 Requirement              Requirement
                                                                    ------                 -----------              -----------
                                                            Amount         Ratio      Amount         Ratio      Amount         Ratio
                                                            ------         -----      ------         -----      ------         -----
Total capital to risk weighted assets ..............       $11,128         13.04%    $ 8,537         10.00%    $ 6,628         8.00%
Tier 1 capital to risk weighted assets .............        10,060         11.78       5,122          6.00       4,268         4.00
Tier 1 capital to average assets ...................        10,060          8.88       5,664          5.00       4,531         4.00

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

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141- Business Combinations. This SFAS addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. The Company has not entered into any business combination transactions at this time.


In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of this SFAS will not have a material impact on the financial position of the Company.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits.                      None

b)       Reports on form 8-K.           None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Southcoast Financial Corporation
                                        Registrant


       11/13/01                         s/L. Wayne Pearson
Date:---------------                 By:----------------------------------------
                                           L. Wayne Pearson
                                          President and Chief Executive Officer

       11/13/01                         s/Robert M. Scott
Date:---------------                 By:----------------------------------------
                                           Robert M. Scott
                                          Executive Vice President and Chief
                                             Financial Officer