Form 10KSB
period 2001-12-31
SOUTHCOAST FINANCIAL CORP
filed 2002-04-01
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001                  File Number 0-25933

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

          Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $9,680,473.

         The aggregate market value of the Common Stock held by non-affiliates on February 28, 2002, was approximately $9,528,523. As of February 28, 2002, there were 1,199,070 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III


Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [x]

                                     PART I

Forward-Looking Statements

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, Southcoast Financial Corporation (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Southcoast Community Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.



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

         The Bank is a South Carolina state bank incorporated in June, 1998, and which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant and Charleston, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant, South Carolina, the Charleston office is located at 802 Savannah Highway in Charleston, South Carolina and the Moncks Corner office is located at 337 East Main Street, Moncks Corner, South Carolina. The Bank has received permission to open an additional branch on Johns Island, South Carolina and expects to open the office there in the first quarter of 2002.

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

         At March 1, 2002, the Bank employed 54 persons full-time. Management of the Bank believes that its employee relations are excellent.


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

         The Bank competes in the Charleston MSA. As of June 30, 2001 21 banks, savings and loans, and savings banks with 149 branch locations competed in Charleston MSA. As of June 30, 2001, the Bank held 1.7% of total deposits in the MSA.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2001.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.

         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over The Counter Bulletin Board. The reported high and low bid prices for each quarter of 2001 and 2000 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                     Low                          High
                                     ---                          ----
       2001

Fourth Quarter                      $11.00                       $ 9.60
Third Quarter                       $10.00                       $ 9.00
Second Quarter                      $10.20                       $ 8.00
First Quarter*                      $ 8.00                       $ 8.55

       2000

Fourth Quarter*                     $ 8.75                       $ 9.75
Third Quarter*                      $ 7.75                       $ 9.625
Second Quarter*                     $ 6.875                      $ 8.375
First Quarter*                      $ 6.50                       $ 7.875
____________________
*Amounts adjusted to reflect a 10% stock dividend declared March 15, 2001.

         As of February 28, 2002, there were approximately 775 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

                THE BUSINESS OF SOUTHCOAST FINANCIAL CORPORATION

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

         The Bank is a South Carolina state bank incorporated in June, 1998, which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant, Charleston and Moncks Corner, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant; a second Mt. Pleasant office is located at 602 Coleman Boulevard; the Charleston office is located at 802 Savannah Highway in Charleston; South Carolina; and the Moncks Corner office is located at 337 East Main Street in Moncks Corner, South Carolina. The Bank has received permission to open an additional branch on Johns Island, South Carolina and expects to open the office there in the first quarter of 2002.

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

         Other services offered by the Bank include residential mortgage loan origination services, safe deposit boxes, night depository service, VISA(R) and MasterCard(R) charge cards, tax deposits, travelers checks, and twenty-four hour automated teller service. The ATMs are part of the Intercept network.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2001 Annual Report of Southcoast Financial Corporation. This discussion concentrates on the year ended December 31, 2001, compared to the year ended December 31, 2000 results of operations for the year ended December 31, 2001 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

         This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

Earnings Performance

         The Company had net income from operations for the year ended December 31, 2001 of $646,417, or $0.61 per basic share, compared to net income for the year ended December 31, 2000 of $210,351 or $.19 per basic share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $4,235,639 for 2001 as compared to $2,977,809 for 2000. The Bank also had other operating income (principally service charges, fees and commissions) of $1,137,382 in 2001 and $647,713 in 2000. The Bank provided $321,000 and $120,000 to its allowance for loan losses in 2001 and 2000 respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $4,043,009 in 2001 and $3,187,058 in 2000.

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

         During  the year ended  December  31,  2001,  net  interest  income was
$4,235,639. For the year ended December 31, 2000, net interest income was $2,977,809. This increase was primarily attributable to an increase in volume as average interest earning assets increased to $100,541,000 in 2001 from
$66,637,000 in 2000. The increase in volume was attributable to continuing growth of the branch network , as well as the opening of new branches in May 2000, and December 2001. The average yield on interest earning assets decreased from 9.71% to 8.50% from 2000 to 2001, while the average cost of interest bearing liabilities decreased from 6.12% to 4.85%. The net yield on average interest earning assets decreased from 4.47% in 2000 to 4.21% in 2001.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2001 and 2000.

                                                                                     Average Balances, Yields and Rates
                                                                                            (Dollars in Thousands)

                                                                    Year Ended December 31, 2001    Year Ended December 31,2000
                                                                    ----------------------------    ---------------------------
                                                                               Interest                         Interest
                                                                    Average     Income/  Yields/    Average      Income/     Yields/
                                                                    Balance(1)  Expense   Rates   Balance(1)     Expense      Rates
                                                                    ----------  -------   -----   ----------     -------      -----
Assets
Federal funds sold ............................................    $  2,058    $   82     4.00%     $  1,955    $    130      6.62%

Investment securities .........................................       7,308       458     6.27%        5,003         329      6.58%
Loans(2)(3) ...................................................      91,175     8,003     8.78%       59,679       6,014     10.08%
                                                                   --------    ------                -------     -------
  Total interest earning assets ...............................     100,541     8,543     8.50%       66,637       6,473      9.71%
Other assets ..................................................       8,705                            7,541
                                                                   --------                         --------
  Total assets ................................................    $109,246                         $ 74,178
Liabilities and shareholders' equity
Interest bearing deposits .....................................    $ 66,871     3,269     4.89%     $ 46,919    $  2,824      6.02%
FHLB advances .................................................      22,013     1,039     4.72%       10,195         670      6.58%
                                                                   --------    ------               --------     -------
    Total interest bearing liabilities ........................      88,884     4,308     4.85%       57,114       3,495      6.12%
Noninterest bearing demand deposits ...........................      10,169                            7,064
Other liabilities .............................................         541                              431
                                                                   --------                         --------

    Total liabilities .........................................      99,594                           64,609
Shareholders' equity ..........................................       9,652                            9,569
                                                                   --------                         --------
  Total liabilities and  shareholders' equity .................    $109,246                         $ 74,178
Interest rate spread (4) ......................................                           3.65%                               3.59%
Net interest income and net yield
  on earning assets (5) .......................................                $4,235     4.21%                 $  2,978      4.47%
Interest free funds supporting earning assets (6) .............    $ 11,657                         $  9,523

(1)  Average balances are computed on a daily basis.
(2)  Does not include non-accruing loans
(3)  Includes loan fees of $438 in 2001 and $506 in 2000.
(4) Total interest earning assets yield less total interest bearing liabilities rate.
(5)  Net interest  income divided by total interest  earning  assets.
(6)  Total interest earning assets less total interest bearing liabilities.

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

                             Year Ended December 31,
                                                      2001 compared to 2000
                                                   Increase (Decrease) Due to
                                                   --------------------------
                                                     (Dollars in Thousands)
                                              Volume         Rate        Change
                                              ------         ----        ------
Interest earned on:
  Federal Funds Sold ..................      $     7      $   (55)      $   (48)
  Investments .........................          152          (23)          129
  Net Loans ...........................        3,174       (1,185)        1,989
                                             -------      -------       -------

Total Interest Income .................        3,333       (1,263)        2,070
                                             -------      -------       -------
Interest paid on:
  Deposits ............................        1,201         (756)          445

  FHLB Advances .......................          778         (409)          369
                                             -------      -------       -------

Total Interest Expense ................        1,979       (1,165)          814
                                             -------      -------       -------

Change in Net Interest Income .........      $ 1,354      $   (98)      $ 1,256
                                             =======      =======       =======

         During 2002 management expects that interest rates will not radically change. Therefore, any improvements in net interest income for 2002 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service areas in the Charleston, South Carolina, metropolitan area. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, repricing rate sensitive liabilities exceeded rate sensitive assets, resulting in a liability sensitive position at December 31, 2001 of $1,910,000 for a cumulative gap ratio of 1.04%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities. For a bank with a negative gap, such as the Bank, rising interest rates would be expected to have a negative effect on net interest income and falling rates would be expected to have the opposite effect.

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

                          Interest Sensitivity Analysis

                                                                                 December 31, 2001
                                                                                 -----------------
                                                             Within            4-12          Over 1-5        Over 5
                                                            3 Months          Months           Years          Years          Total
                                                            --------          ------           -----          -----          -----
                                                                               (Dollars in thousands)
Interest earning assets
   Time deposits in other banks .....................       $  3,402        $      0        $      0        $      0        $  3,402
   Federal funds sold ...............................            560               0               0               0             560
   Other investments ................................          1,428               0           5,365           1,490           8,283
   Loans
      Fixed rate ....................................          4,262          11,271           7,315          10,124          32,972
      Variable rate .................................         36,952          22,584           6,692           1,877          68,105
                                                            --------        --------        --------        --------        --------
       Total interest earning assets ................       $ 46,604        $ 33,855        $ 19,372        $ 13,491        $113,322
                                                            ========        ========        ========        ========        ========

Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts .........          5,513           1,980           1,320             660           9,473
      Savings .......................................         10,000           3,700           2,466           1,233          17,399
      Time deposits $100M and over ..................          4,274           5,600           1,191               0          11,065
      Other time deposits ...........................         12,007          17,186           2,059               0          31,252
                                                            --------        --------        --------        --------        --------
        Total interest bearing deposits .............         31,794          28,466           7,036           1,893          69,189
      FHLB borrowing ................................         12,900               0           6,000          11,500          30,400
                                                            --------        --------        --------        --------        --------

        Total interest bearing liabilities ..........       $ 44,694        $ 28,466        $ 13,036        $ 13,393        $ 99,589
                                                            ========        ========        ========        ========        ========

Interest sensitivity gap ............................       $  1,910        $  5,389        $  6,336        $     98
Cumulative interest sensitivity gap .................       $  1,910        $  7,299        $ 13,635        $ 13,733

Gap ratio ...........................................           1.04%           1.19%           1.49%           1.01%
Cumulative gap ratio ................................           1.04%           1.10%           1.16%           1.14%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for estimated loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate to provide for probable losses which have been incurred in the loan portfolio as of the balance sheet date although the exact amount of such losses and the specific loans cannot be identified yet. The Bank provided $321,000 and $120,000 to the allowance during the years ended December 31, 2001 and 2000, respectively.

Other Income

         Other income, which consists primarily of service fees on deposit accounts, fees on loans sold and other fee income, increased by $489,669 or 76% for the year ended December 31, 2001. The increase is primarily the result of increases in deposit accounts, the increased volume of loans sold and rental income.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing expenses, totaled $4,043,009 for the year ended December 31, 2001 as compared to $3,187,058 for the year ended December 31, 2000. The increase in expenses was due to increases in staff and facilities needed to support the increase in assets and the opening of the new branch offices.

Income Taxes

         During the year ended December 31, 2001, the Bank recorded a tax expense of $362,595 compared to $108,113 for the year ended December 31, 2000. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes.

Investment Portfolio

         As of December 31, 2001, the Bank's investment portfolio comprised approximately 4.6% of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2001 and at December 31, 2000. Available-for-sale securities are stated at estimated fair value. The Bank had no securities which were held for investment at December 31, 2001 or 2000.

                        Securities Portfolio Composition

                                                           December 31, 2001                          December 31, 2000
                                                           -----------------                          -----------------
                                                                  Net                                         Net
                                                               Unrealized                                  Unrealized
                                                 Book           Holding        Fair          Book           Holding          Fair
                                                Value         Gain/(Loss)      Value         Value        Gain/(Loss)        Value
                                                -----         ----------       -----         -----        -----------        -----
                                                                          (Dollars in thousands)
Available for sale:
  U. S. Agency obligations .............        $ 6,188        $   105        $ 6,293        $ 4,233         $   (19)        $ 4,214
  Other investments ....................            500              0            500              0               0               0
                                                -------        -------        -------        -------         -------         -------
                                                $ 6,668        $   105        $ 6,793        $ 4,233         $   (19)        $ 4,214
                                                =======        =======        =======        =======         =======         =======

The following table presents maturities and weighted average yields of debt securities available at December 31, 2001. Available-for-sale securities are stated at estimated fair value and held-for-investment securities are stated at amortized cost. The bank had no held-for-investment securities at December 31, 2001.

                   Securities Portfolio Maturities and Yields

                                                              December 31, 2001
                                                              -----------------
                                                             Book
                                                             Value         Yield
                                                             -----         -----
                                                          (Dollars in thousands)

U. S. Government Agency obligations
         Due from one to five years ...............          5,250         5.46%
         Due from five to ten years ...............              -            -
         Due after ten years ......................            938         7.50%
                                                            ------
                  Total ...........................         $6,188         6.39%
                                                            ======


Other Investments
         Due from one to five years ...............              -            -
         Due from five to ten years ...............              -            -
         Due after ten years ......................         $  500         4.50%
                                                            ------
                  Total ...........................         $  500         4.50%
                                                            ======


Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2001 and 2000, are shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                              December 31,
                                                              ------------
                                                       2001                 2000
                                                       ----                 ----
                                                         (Dollars in thousands)
Commercial ...................................        $ 45,435         $ 27,938
Real estate - Construction ...................             103              874
Real estate - Mortgage .......................          46,553           42,936
Consumer .....................................           4,861            3,071
                                                      --------         --------
    Total loans ..............................          96,952           74,819
Less allowance for loan losses ...............          (1,215)            (941)
                                                      --------         --------

                                                      $ 95,737         $ 73,878
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

         Loans secured by real estate mortgages comprised nearly 48% of the Bank's loan portfolio at December 31, 2001. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.



Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 2001, as well as the type of interest requirement on such loans.

                                                                                                December 31, 2001
                                                                                                -----------------
                                                                            One Year          One to        Five Years
                                                                             Or Less        Five Years       Or More          Total
                                                                             -------        ----------       -------          -----
                                                                                             (Dollars in thousands)

Commercial, financial and industrial ...............................         $37,443         $ 6,689         $ 1,303         $45,435
Real estate - construction .........................................             103               0               0             103
Real estate - mortgage .............................................          31,262           5,502           9,788          46,552
Consumer installment ...............................................           2,136           1,816             910           4,862
                                                                             -------         -------         -------         -------
         Total loans ...............................................         $70,944         $14,007         $12,001         $96,952

Predetermined rate, maturity greater  than one year ................                         $ 7,315          10,124          17,439

Variable rate or maturity within one year ..........................         $70,944         $ 6,692           1,879         $79,513

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2001, the Bank had $815,000 of nonaccrual loans and there were no loans 90 days or more past due as to principal or interest that were not included in nonaccrual loans. The gross interest income which would have been recorded under the original terms of the loans amounted to $28,000 in 2001. At December 31, 2000 the Bank had $163,000 of nonaccrual loans and there were no loans 90 days or more past due as to principal or interest that were not included in nonaccrual loans.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. There were no loans determined by management to be potential problem loans at December 31, 2001.

Real Estate Owned

         The Bank had no real estate owned pursuant to foreclosure or in-substance foreclosure at either December 31, 2000 or 2001. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.


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


         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of probable losses which had been incurred in the loan portfolio as of December 31, 2001.

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

                         Summary of Loan Loss Experience

                                                                                                             Year Ended
                                                                                                             ----------
                                                                                              December 31, 2001    December 31, 2000
                                                                                              -----------------    -----------------
                                                                                                      (Dollars in thousands)

Total loans outstanding at end of period .............................................               $96,952                $74,819
Average amount of loans outstanding ..................................................                91,175                 59,679

Balance of allowance for loan losses - beginning .....................................                   941                    835
Loans charged off ....................................................................                    47                     14
                                                                                                     -------                -------

        Total charge-offs ............................................................                    47                     14

Recoveries of loans previously charged-off ...........................................                     0                      0
                                                                                                     -------                -------

Net charge-offs ......................................................................                    47                     14

Additions to allowance charged to expense ............................................                   321                    120
                                                                                                     -------                -------

Balance of allowance for loan losses -  ending .......................................               $ 1,215                $   941
                                                                                                     -------                -------
Ratios
     Net charge-offs during period to average
        loans outstanding during period ..............................................                  0.05%                  0.02%
     Net charge-offs to loans at end of period .......................................                  0.05%                  0.02%
     Allowance for loan losses to average loans ......................................                  1.33%                  1.58%
     Allowance for loan losses
         to loans at end of period ...................................................                  1.25%                  1.26%
     Allowance for loan losses to nonperforming loans
        at end of period .............................................................                149.07%                577.30%
     Net charge-offs to allowance for loan losses ....................................                  3.86%                  1.49%
     Net charge-offs to provision for loan losses ....................................                 14.64%                 11.67%

Deposits

         The average amounts and the average rates paid of deposits held by the Bank for the years ended December 31, 2001 and 2000 are summarized below:

                                                                                                   Deposits
                                                                                            (Dollars in Thousands)
                                                                               December 31, 2001               December 31, 2000
                                                                               -----------------               -----------------
                                                                              Amount           Rate         Amount            Rate
                                                                              ------           ----         ------            ----

Noninterest bearing demand .....................................           $10,169             .00%        $ 7,064              .00%
Interest bearing transaction accounts ..........................             7,407            2.32           2,796             1.04
Savings ........................................................            15,869            3.65           9,708             5.37
Time deposits - $100M and over .................................            13,443            5.76          13,862             6.56
Other time deposits ............................................            30,152            5.65          20,553             6.41
                                                                           -------           -----         -------             ----

         Total deposits ........................................           $77,040            4.24%         53,983             5.23%
                                                                           =======           =====         =======             ====

         As of December 31, 2001, the Bank held $11,065,000 in time deposits of $100,000 or more ("Jumbo Certificates"), with approximately $4,274,000 with maturities within three months, $3,078,000 with maturities over three through six months, $2,522,000 with maturities over six through twelve months, and $1,191,000 with maturities over twelve months. Wholesale time deposits (certificates generated through corporations, banks, credit unions, etc., on a national level) totaled $18,074,000 as of December 31, 2001. It is a common industry practice not to consider these Jumbo Certificates and wholesale time deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time and Jumbo Certificates deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

Return on Equity and Assets

               The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2001 and 2000.

                                                Years Ended December 31,
                                                  2001            2000
                                                  ----            ----

              Return on  assets                    .59%           0.28%
              Return on  equity                   6.69%           2.20%
              Dividend payout ratio               0.00%           0.00%
              Equity to asset ratio               8.85%          12.81%

              The return on assets and equity improved significantly from 2000 to 2001 but is still below levels typically found in community banks in South Carolina. The Bank has opened four offices since June 1998. In each case, the Bank has incurred substantial preopening and start up expenses which have reduced net income. The Bank plans to open an additional branch in 2002 and may open additional branches when it appears that doing so would be advantageous to the Bank. Any such additional openings will be likely to reduce earnings, at least temporarily.


Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less Jumbo Certificates and wholesale time deposits) provide a relatively stable funding base, and were equal to 64.4% of total deposits at December 31, 2001. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At December 31, 2001, the Bank had borrowed $29.8 million from the FHLB of Atlanta and had the ability to borrow up to 25% of assets or an additional $1.3 million. The Bank also has $3 million available through lines of credit with other banks as an additional source of liquidity funding. At December 31. 2001, the Bank had outstanding commitments to make up to $9,679,375 in loans as well as standby letters of credit of $221,903. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.

Capital Resources


         The equity capital of the Company increased by $2,396,926 during 2001 as the result of issuing 167,629 of its common shares through a public stock offering and employee stock purchase plan. These shares produced a total of $1,779,656. In addition net operating income and unrealized gains in the investment portfolio produced $726,373 of capital. Partially offsetting these increases was a decrease of capital totaling $109,103 relating to the repurchase of 11,755 shares at an average cost of $9.27 per share. Book value per share at December 31, 2001, was $9.66 as compared to $8.78 at December 31, 2000.

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

         The Bank's December 31, 2001 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                 To be well
                                                                                                                capitalized
                                                                                                                Under prompt
                                                                                       For capital               corrective
                                                                                    adequacy purposes        action provisions
                                                                                    -----------------        -----------------
                                                           Actual                        Minimum                  Minimum
                                                           ------                        -------                  -------
                                                    Amount            Ratio       Amount         Ratio        Amount          Ratio
                                                    ------            -----       ------         -----        ------          -----
                                                                                  (Dollars in thousands)
As of December 31, 2001
   Total Capital (to risk
      Weighted assets) ...................         $11,428           12.56%      $ 7,276          8.0%       $ 9,096          10.0%
   Tier 1 Capital (to risk
      Weighted assets) ...................          10,290           11.31%        3,638          4.0%         5,457           6.0
   Tier 1 Capital (to average
      Assets)(leverage) ..................          10,290            8.64%        4,768          4.0%         5,955           5.0



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

                        SOUTHCOAST FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Southcoast Financial Corporation and Subsidiary
Mt. Pleasant, South Carolina


       We have audited the accompanying consolidated balance sheets of Southcoast Financial Corporation and Subsidiary (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southcoast Financial Corporation and Subsidiary at December 31, 2001 and 2000 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                             ELLIOTT DAVIS, LLP



January 11, 2002
Greenville, South Carolina

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                            December 31,
                                                                                                            ------------
                                                                                                      2001                2000
                                                                                                      ----                ----

                                     ASSETS

CASH AND DUE FROM BANKS ...........................................................            $  6,627,108            $  3,942,566

FEDERAL FUNDS SOLD ................................................................                 560,000               1,350,000

INVESTMENT SECURITIES
    Available for sale ............................................................               6,793,358               4,213,773
    Federal Home Loan Bank stock, at cost .........................................               1,490,000                 765,000

LOANS HELD FOR SALE ...............................................................               4,125,049                 556,670

LOANS, NET ........................................................................              95,737,280              73,877,764

PROPERTY AND EQUIPMENT, NET .......................................................               7,748,698               6,169,583

OTHER ASSETS ......................................................................               1,227,427               1,252,975
                                                                                               ------------            ------------

          Total assets ............................................................            $124,308,920            $ 92,128,331
                                                                                               ============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
       Noninterest bearing ........................................................            $ 12,667,145            $  9,240,702
       Interest bearing ...........................................................              69,188,562              56,930,894
                                                                                               ------------            ------------

          Total deposits ..........................................................              81,855,707              66,171,596

OTHER BORROWINGS ..................................................................              30,400,000              16,225,000

OTHER LIABILITIES .................................................................                 503,721                 579,169
                                                                                               ------------            ------------

          Total liabilities .......................................................             112,759,428              82,975,765
                                                                                               ------------            ------------

COMMITMENTS AND CONTINGENCIES - Notes 9 and 13

SHAREHOLDERS' EQUITY
    Common stock, no par value, 20,000,000 shares
         authorized, 1,197,482 and 947,872 shares
         issued in 2001 and 2000, respectively ....................................              11,339,708               9,669,155
    Retained earnings (deficit) ...................................................                 142,621                (503,796)
    Accumulated other comprehensive income (loss) .................................                  67,163                 (12,793)
                                                                                               ------------            ------------

          Total shareholders' equity ..............................................              11,549,492               9,152,566
                                                                                               ------------            ------------

          Total liabilities and shareholders' equity ..............................            $124,308,920            $ 92,128,331
                                                                                               ============            ============



     The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                       2001             2000               1999
                                                                                       ----             ----               ----
INTEREST INCOME
    Loans and fees on loans ................................................       $ 8,002,876       $ 6,013,810        $ 2,752,267
    Investment securities ..................................................           457,881           329,433            258,901
    Federal funds sold .....................................................            82,334           129,432            137,325
                                                                                   -----------       -----------        -----------
          Total interest income ............................................         8,543,091         6,472,675          3,148,493

INTEREST EXPENSE
    Deposits and borrowings ................................................         4,307,452         3,494,866          1,259,213
                                                                                   -----------       -----------        -----------
          Net interest income ..............................................         4,235,639         2,977,809          1,889,280

PROVISION FOR POSSIBLE LOAN LOSSES .........................................           321,000           120,000            510,000
                                                                                   -----------       -----------        -----------
          Net interest income after provision for possible loan
          losses ...........................................................         3,914,639         2,857,809          1,379,280

NONINTEREST INCOME
    Service fees on deposit accounts .......................................           419,267           238,548            101,857
    Fees on loans sold .....................................................           598,857           267,402             55,839
    Other ..................................................................           119,258           141,763             74,756
                                                                                   -----------       -----------        -----------
          Total noninterest income .........................................         1,137,382           647,713            232,452
                                                                                   -----------       -----------        -----------
NONINTEREST EXPENSES
    Salaries and employee benefits .........................................         2,456,106         1,980,444          1,270,939
    Occupancy ..............................................................           253,867           146,541             62,686
    Furniture and equipment ................................................           394,284           347,448            167,745
    Advertising and public relations .......................................            70,996            70,561             86,459
    Professional fees ......................................................           195,073           111,156             99,145
    Travel and entertainment ...............................................           186,470           128,349             87,416
    Telephone, postage and supplies ........................................           237,104           207,921            159,355
    Insurance ..............................................................            99,940            59,058             28,537
    Other operating ........................................................           149,169           135,580             49,575
                                                                                   -----------       -----------        -----------
          Total noninterest expenses .......................................         4,043,009         3,187,058          2,011,857
                                                                                   -----------       -----------        -----------
          Income (loss) before income taxes ................................         1,009,012           318,464           (400,125)

INCOME TAX EXPENSE (BENEFIT) ...............................................           362,595           108,113           (137,125)
                                                                                   -----------       -----------        -----------
          Net income (loss) ................................................       $   646,417       $   210,351        $  (263,000)
                                                                                   ===========       ===========        ===========
BASIC NET INCOME (LOSS) PER COMMON  SHARE
                                                                                   $      0.61       $      0.19        $     (0.23)
                                                                                   ===========       ===========        ===========
DILUTED NET INCOME (LOSS) PER COMMON  SHARE ...................................... $      0.59       $      0.19        $     (0.23)
                                                                                   ===========       ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
       Basic ...............................................................         1,054,388         1,106,997          1,152,786
                                                                                   ===========       ===========        ===========

       Diluted .............................................................         1,087,899         1,124,326          1,152,786
                                                                                   ===========       ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        Accumu-
                                                                                                         lated
                                                                                                         other
                                                                                                        compre-          Total
                                                    Common stock           Additional      Retained     hensive          share-
                                               ---------------------        paid-in        earnings      income         holders'
                                               Shares         Amount        capital        (deficit)     (loss)          equity
                                               ------         ------        -------        ---------     ------          ------


Balance, December 31, 1998 ..........        952,713    $  4,763,565    $  5,756,488    $   (451,147)   $     5,678    $ 10,074,584
                                                                                                                       ------------

     Net loss .......................              -               -               -        (263,000)             -        (263,000)
     Other comprehensive loss (net of
        income taxes of $46,768) ....              -               -               -               -        (90,786)        (90,786)
                                                                                                                       ------------

     Comprehensive loss .............                                                                                      (353,786)
     Par value conversion upon
            exchange of stock .......              -       5,280,118      (5,280,118)              -              -               -
     Stock dividend (10%) ...........         95,274         476,370        (476,370)              -              -               -
                                        ------------    ------------    ------------    ------------    -----------    ------------

Balance, December 31, 1999 ..........      1,047,987      10,520,053               -        (714,147)       (85,108)      9,720,798
                                                                                                                       ------------

     Net income .....................              -               -               -         210,351              -         210,351
     Other comprehensive income (net
        of income taxes of $37,253) .              -               -               -               -         72,315          72,315
                                                                                                                       ------------

     Comprehensive income ...........                                                                                       282,666
     Repurchase of stock ............       (101,651)       (861,834)              -               -              -        (861,834)
     Employee stock purchase plan ...          1,536          10,936               -               -              -          10,936
                                        ------------    ------------    ------------    ------------    -----------    ------------

Balance, December 31, 2000 ..........        947,872       9,669,155               -        (503,796)       (12,793)      9,152,566
                                                                                                                       ------------

     Net income .....................              -               -               -         646,417              -         646,417
     Other comprehensive income (net
        of income taxes of $44,368) .              -               -               -               -         79,956          79,956
                                                                                                                       ------------

     Comprehensive income ...........                                                                                       726,373
     Stock dividend (10%) ...........         93,756               -               -               -              -               -
     Stock offering (net of offering
            costs of $37,163) .......        159,677       1,719,936               -               -              -       1,719,936
     Repurchase of stock ............        (11,775)       (109,103)              -               -              -        (109,103)
     Employee stock purchase plan ...          7,952          59,720               -               -              -          59,720
                                        ------------    ------------    ------------    ------------    -----------    ------------

Balance, December 31, 2001 ..........      1,197,482    $ 11,339,708         $     -    $    142,621    $    67,163    $ 11,549,492
                                        ============    ============    ============    ============    ===========    ============

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                     2001               2000                1999
                                                                                     ----               ----                ----
OPERATING ACTIVITIES
    Net income (loss) ..................................................       $    646,417        $    210,351        $   (263,000)
    Adjustments to reconcile net income (loss) to net cash
       used for operating activities
       Deferred income taxes ...........................................            (27,005)            104,436            (137,125)
       Provision for possible loan losses ..............................            321,000             120,000             510,000
       Depreciation and amortization ...................................            427,539             328,865             124,921
       Origination of loans held for sale ..............................        (49,032,706)        (15,657,337)                  -
       Proceeds from sale of loans held for sale .......................         45,464,327          15,100,667                   -
       (Increase) decrease in other assets .............................              8,185            (795,283)           (727,281)
       Increase (decrease) in other liabilities ........................            (75,448)            196,277             284,222
                                                                               ------------        ------------        ------------

            Net cash used for operating activities .....................         (2,267,691)           (392,024)           (208,263)
                                                                               ------------        ------------        ------------

INVESTING ACTIVITIES
    Purchase of investment securities ..................................         (3,199,761)           (994,531)           (525,625)
    (Increase) decrease in federal funds sold, net .....................            790,000             (40,000)          2,910,000
    Increase in loans, net .............................................        (22,180,516)        (30,844,343)        (32,841,446)
    Purchase of property and equipment .................................         (1,987,154)         (1,973,789)         (3,395,072)
                                                                               ------------        ------------        ------------

          Net cash used for investing activities .......................        (26,577,431)        (33,852,663)        (33,852,143)
                                                                               ------------        ------------        ------------

FINANCING ACTIVITIES
    Proceeds from other borrowings .....................................         14,700,000           9,325,096           5,949,904
    Payments made on other borrowings ..................................           (525,000)                  -                   -
    Purchase of common stock ...........................................           (109,103)           (861,834)                  -
    Proceeds from sale of stock ........................................          1,779,656              10,936                   -
    Net increase in deposits ...........................................         15,684,111          27,926,644          28,685,462
                                                                               ------------        ------------        ------------

            Net cash provided by financing activities ..................         31,529,664          36,400,842          34,635,366
                                                                               ------------        ------------        ------------

            Net increase in cash and cash equivalents ..................          2,684,542           2,156,155             574,960

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........................          3,942,566           1,786,411           1,211,451
                                                                               ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .................................       $  6,627,108        $  3,942,566        $  1,786,411
                                                                               ============        ============        ============

CASH PAID FOR
    Interest ...........................................................       $  4,370,814        $  3,332,332        $  1,071,591
                                                                               ============        ============        ============

    Income taxes .......................................................       $    377,300           $       -           $       -
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

   Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

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



                                                                     (Continued)

   Loans held for sale
     Loans held for sale consist of 1 - 4 family residential mortgage loans. They are reported at the lower of cost or market value on an aggregate loan basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

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

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal. Loans are not returned to accrual status until the borrower demonstrates the ability to pay principal and interest. Loans on non-accrual status as well as real estate acquired through foreclosure or deed taken in lieu of foreclosure are considered non-performing assets.

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

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2001 and 2000, the Company had no impaired loans.





                                                                     (Continued)

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

   Net income (loss) per common share
     Net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. On March 3, 1999 and March 15, 2001, the Company declared a ten percent stock dividend. Per share amounts have been retroactively restated to reflect the stock splits.

   Statement of cash flows
     For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due From Banks". Cash and cash equivalents have an original maturity of three months or less.

   Fair value of financial instruments
     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119, requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock. In addition, other nonfinancial instruments such as property and equipment and other assets and liabilities are not subject to the disclosure requirements.

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

          Cash and due from banks - The carrying amounts reported in the balance sheets for cash and due from banks (cash on hand, due from banks and interest bearing deposits with other banks) approximate their fair values.

          Federal funds sold - The carrying amounts of federal funds sold approximate their fair values.

          Investment securities available for sale - Fair values for investment securities available for sale are based on quoted market prices.

                                                                     (Continued)

          Federal Home Loan Bank stock - The carrying amounts of Federal Home Loan Bank stock approximate their fair values.

          Loans held for sale - The carrying amounts of loans held for sale approximate their fair values.

          Loans - For variable rate loans that reprice frequently and for loans that mature within three months, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

          Deposits - The fair values disclosed for deposits with no defined maturities is equal to their carrying amounts which represent the amount payable on demand. The carrying amounts for variable rate, fixed-term money market accounts approximate their fair value at the reporting date. Fair values fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

          Other borrowings - For other borrowings that reprice frequently, fair values are based on carrying values. Fair values for all other borrowings are estimated using discounted cash flow analyses, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

          Off-balance sheet instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

   Recently issued accounting standards
     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 in 2001 did not have any effect on the Company.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. This pronouncement had no effect on the Company.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The impact of this SFAS will not have any effect on the Company's financial statements.

     In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB No. 102.
                                                                     (Continued)

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have a material impact on the Company's financial position.

     Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

   Reclassifications
     Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported shareholders' equity or net income (loss).


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2001 and 2000 these required reserves were met by vault cash.


NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend the excess to other banks on a daily basis. As of December 31, 2001 and 2000, federal funds sold amounted to $560,000 and $1,350,000, respectively.

NOTE 4 - INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities are as follows:

                                                                                                  December 31, 2001
                                                                                                  -----------------
                                                                                                   Gross unrealized
                                                                                   Amortized       ----------------         Fair
                                                                                     cost          Gains      Losses        value
                                                                                     ----          -----      ------        -----

Available for sale
  Federal agencies .............................................................   $6,188,417   $  104,941    $     -   $6,293,358
  Other ........................................................................      500,000            -          -      500,000
                                                                                   ----------   ----------   --------   ----------

       Total investment securities available for sale ..........................   $6,688,417   $  104,941    $     -   $6,793,358
                                                                                   ==========   ==========   ========   ==========

                                                                                                   December 31, 2000
                                                                                                   -----------------

   Federal agencies ............................................................   $4,233,156   $   15,829   $ 35,212   $4,213,773
                                                                                   ==========   ==========   ========   ==========

           The amortized costs and fair values of investment securities available for sale at December 31, 2001, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          Amortized
                                                            cost      Fair value
                                                         ----------   ----------

Due after one but within five years ..................   $3,760,000   $3,875,157
Due after ten years ..................................    2,928,417    2,918,201
                                                         ----------   ----------

        Total investment securities available for sale   $6,688,417   $6,793,358
                                                         ==========   ==========


           Investment securities with an aggregate amortized cost of $6,688,417 ($6,793,358 fair value) at December 31, 2001 were pledged to secure public deposits and for other purposes, as required or permitted by law.

Federal Home Loan Bank stock, at cost
           The Bank, as a member institution of the Federal Home Loan Bank of Atlanta (FHLB), is required to own capital stock in the FHLB based generally upon the balance of residential mortgage loans pledged and FHLB borrowings. The stock is pledged to secure FHLB borrowings. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

NOTE 5 - LOANS

           The composition of loans by major loan category is presented below:

                                                         December 31,
                                                 -------------------------------
                                                    2001               2000
                                                 ------------      -------------

Commercial .................................     $ 45,435,061      $ 27,938,743
Real estate - construction .................          103,274           873,854
Real estate - mortgage .....................       46,552,537        42,935,131
Consumer ...................................        4,861,572         3,070,794
                                                 ------------      ------------

                                                   96,952,444        74,818,522
Allowance for possible loan losses .........       (1,215,164)         (940,758)
                                                 ------------      ------------

                                                 $ 95,737,280      $ 73,877,764
                                                 ============      ============

           At December 31, 2001 and 2000, non-accrual loans totaled $814,982 and $163,063, respectively. The gross interest income which would have been recorded under the original terms of the loans amounted to $28,224, $10,636 and $0 in 2001, 2000 and 1999, respectively. As of December 31, 2001, loans totaling $41,420,000 were pledged to the FHLB as collateral for borrowings from the FHLB (see Note 8).

           The following is a summary of the activity within the allowance for possible loan losses for the periods presented:

                                             For the years ended December 31,
                                             --------------------------------
                                            2001          2000            1999
                                            ----          ----            ----

Balance, beginning of year .........   $   940,758    $   835,000    $   325,000
Provision for possible loan losses .       321,000        120,000        510,000
Loans charged-off ..................       (46,594)       (14,242)             -
                                       -----------    -----------    -----------

Balance, end of year ...............   $ 1,215,164    $   940,758    $   835,000
                                       ===========    ===========    ===========



NOTE 6 - PROPERTY AND EQUIPMENT

           Components of property and equipment are as follows:

                                                                                                                  December 31,
                                                                                            Estimated             ------------
                                                                                          useful lives        2001           2000
                                                                                          ------------        ----           ----

Land ................................................................................                      $1,780,528     $1,332,476
Furniture and equipment .............................................................     3 - 10 years      2,195,571      1,803,862
Buildings and improvements ..........................................................     5 - 40 years      4,620,122      3,512,774
                                                                                                           ----------     ----------

                                                                                                            8,596,221      6,649,112
Less accumulated depreciation .......................................................                         847,523        479,529
                                                                                                           ----------     ----------

        Total property and equipment ................................................                      $7,748,698     $6,169,583
                                                                                                           ==========     ==========

           Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $408,039, $328,865, and $124,921, respectively.

NOTE 7 - DEPOSITS

           The following is a detail of deposit accounts:

                                                           December 31,
                                                           ------------
                                                     2001                2000
                                                     ----                ----

Noninterest bearing deposits .............        $12,667,145        $ 9,241,654
Interest bearing
   NOW ...................................          9,472,986          3,610,728
   Money market ..........................         16,371,325         13,709,339
   Savings ...............................          1,027,909            649,660
   Time, less than $100,000 ..............         31,251,856         24,926,791
   Time, $100,000 and over ...............         11,064,486         14,033,424
                                                  -----------        -----------

       Total deposits ....................        $81,855,707        $66,171,596
                                                  ===========        ===========

           Interest   expense  on  time  deposits   greater  than  $100,000  was
approximately  $752,000,   $791,000,  and  $370,000  in  2001,  2000  and  1999,
respectively.

           At December 31, 2001 and 2000, the Bank had approximately $18,074,000 and $12,263,000 in time deposits from customers outside their market area.

           At December 31, 2001 the scheduled maturities of time deposits are as follows:

                2002                                   $39,067,351
                2003                                     1,591,475
                2004                                       602,011
                2005                                       976,124
                2006                                        79,381
                                                       -----------

                                                       $42,316,342
                                                       ===========

NOTE 8 - OTHER BORROWINGS

           Other borrowings include advances from the FHLB and Bankers Bank. They are collateralized by FHLB stock and pledges of certain residential mortgage loans and are summarized as follows:

                                                                                                     December 31,
                                                                                           ---------------------------------
        Maturity                                    Rate                                         2001                2000
-------------------------           -------------------------------------                  --------------      -------------

June, 2002                          Variable (3.75% at December 31, 2001)                  $     600,000       $     925,000
June, 2003                          Variable (1.83% at December 31, 2001)                      9,800,000           3,100,000
March, 2002                         Variable (1.94% at December 31, 2001)                      2,500,000           2,500,000
December, 2003                                      3.60%                                      3,500,000                   -
March, 2004                                         5.84%                                        500,000             700,000
May, 2005                                           7.07%                                      2,000,000           2,000,000
September, 2010                                     5.55%                                      7,000,000           7,000,000
February, 2011                                      4.31%                                      4,500,000                   -
                                                                                           --------------      -------------

                                                                                           $  30,400,000       $  16,225,000
                                                                                           ==============      =============

NOTE 9 - COMMITMENTS AND CONTINGENCIES

           The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

NOTE 10 - UNUSED LINES OF CREDIT

           At December 31, 2001, the Bank had an unused line of credit to purchase federal funds totaling $3,000,000 from an unrelated bank. The line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option.


NOTE 11 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31,:
                                              2001          2000         1999
                                              ----          ----         ----

Income taxes currently payable
    Federal ...........................    $ 356,000     $       -    $       -
    State .............................       33,600         9,466            -
                                           ---------     ---------    ---------

                                             389,600         9,466            -
Deferred tax provision (benefit) ......      (27,005)       98,647     (137,125)
                                           ---------     ---------    ---------

       Provision (benefit) ............    $ 362,595     $ 108,113    $(137,125)
                                           =========     =========    =========


       The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                              December 31,
                                                              ------------
                                                            2001            2000
                                                           ----            ----

Allowance for loan losses ..........................    $ 413,156     $ 319,858
Net operating loss carryforward ....................       12,801        27,937
Unrealized (gain) loss on investment securities ....      (37,778)        6,590
Depreciation .......................................     (202,092)     (164,119)
Other ..............................................       95,145        60,355
                                                        ---------     ---------

          Net deferred tax asset ...................    $ 281,232     $ 250,621
                                                        =========     =========

         The net deferred tax asset is reported in other assets in the balance sheets at December 31, 2001 and 2000. The net operating loss carryforward at December 31, 2001 expires 2014.

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                                 2001                       2000                        1999
                                                                 ----                       ----                        ----
                                                         Amount          %          Amount           %          Amount          %
                                                        ----------   ----------   ----------   ----------    ----------   ----------
Tax expense (benefit) at statutory rate .............   $ 343,100           34%   $ 108,278           34%    $(136,043)          34%
Increase (decrease) in taxes resulting from:
   State bank tax (net of federal benefit) ..........      22,200            2        6,270            2             -            -
   Other ............................................      (2,705)           -       (6,435)          (2)       (1,082)           -
                                                        ---------    ---------    ---------    ---------     ---------    ---------

       Tax provision (benefit) ......................   $ 362,595           36%   $ 108,113           34%    $(137,125)          34%
                                                        =========    =========    =========    =========     =========    =========

NOTE 12 - RELATED PARTY TRANSACTIONS

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

           A summary of loan transactions with directors and executive officers, including their affiliates, are as follows:

                                                        For the years ended
                                                            December 31,
                                                            ------------
                                                      2001                2000
                                                      ----                ----

Balance, beginning of year ...............         $ 145,956          $  20,000
   New loans .............................           572,800            148,025
   Repayments ............................          (150,687)           (22,069)
                                                   ---------          ---------

Balance, end of year .....................         $ 568,069          $ 145,956
                                                   =========          =========


           Deposits  by  directors  and  executive  officers,   including  their
affiliates, at December 31, 2001 and 2000 approximate $348,000 and $489,000, respectively.

           In 2000, the Bank purchased land totaling $630,000 from a partnership in which three directors are partners.

           A company affiliated with one of the Bank's directors leases office space from the Bank on a month-to-month basis. Total lease payments received in 2001 and 2000 were $28,800 and $35,200, respectively.


NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

           The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

           The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank's commitments is as follows:



                                                              December 31,
                                                              ------------
                                                        2001               2000
                                                        ----               ----

Commitments to extend credit ...............        $9,679,375        $9,297,457
Standby letters of credit ..................           221,903           725,027








                                                                     (Continued)

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

           Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


NOTE 14 - EMPLOYEE BENEFIT PLAN

           The Company maintains a 401(k) Plan for the benefit of all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to 50 percent of the first six percent of compensation, subject to certain adjustments and limitations. Additionally, all eligible employees receive a three percent contribution from the Company. Contributions made to the Plan in 2001, 2000 and 1999 amounted to $77,377, $58,268, and $27,759, respectively.


NOTE 15 - STOCK OPTION PLAN

           During 2000, the Board of Directors approved a stock option plan for the benefit of the directors, officers and employees. The Board may grant options at an option price per share not less than the fair market value on the date of grant. All options granted to officers and employees vest immediately and expire five years from the grant date. The Bank has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based
Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS No. 123, the Bank's net income and net income per common share would have been decreased to the pro forma amounts indicated below:

                                                For the years ended December 31,
                                                --------------------------------
                                                      2001                2000
                                                      ----                ----
Net income
   As reported ...............................  $   646,417          $   210,351
   Pro forma .................................      614,654              181,983

Basic net income per common share
   As reported ...............................         0.61                 0.19
   Pro forma .................................         0.58                 0.16

Diluted net income per common share
   As reported ...............................         0.59                 0.19
   Pro forma .................................         0.56                 0.16

           The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 5.90 percent, the expected option life was five years and the assumed dividend rate was zero.
                                                                     (Continued)

           A summary of the status of the plan and changes during the year is presented below (all shares have been adjusted for stock dividends):

                                                                                 For the years ended December 31,
                                                                                 --------------------------------
                                                                             2001                               2000
                                                                             ----                               ----
                                                                                   Weighted                             Weighted
                                                                                    average                              average
                                                                   Shares         exercise price         Shares      exercise price
                                                                   ------         --------------         ------      --------------

Outstanding at beginning of year .......................           91,740           $     6.04                -           $        -
Granted ................................................                -                 -              92,015                 5.98
Exercised ..............................................                -                 -                   -                    -
Forfeited or expired ...................................            6,023                 5.97              275                 7.16
                                                                   ------           ----------           ------           ----------

Outstanding at end of year .............................           85,717           $     5.98           91,740           $     6.04
                                                                   ======           ==========           ======           ==========

Options exercisable at year end ........................           85,717           $     5.98           91,740           $     6.04
                                                                   ======           ==========           ======           ==========
Shares available for grant .............................           24,283                                18,260
                                                                   ======                                ======

           The plan is administered by the Board of Directors or by a committee designated by the Board. The plan provides that if the shares of common stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of common stock as a stock dividend on its outstanding common stock, the number of shares of common stock deliverable upon the exercise of options shall be increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

NOTE 16 - EMPLOYEE STOCK PURCHASE PLAN

           During 2000, the Board of Directors approved a non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees. Beginning July 1, 2000, officers and employees were allowed to have payroll withholdings for the purpose of buying Company stock. The purchase price is 85 percent of the closing quoted market price of the first or last business day of the quarter, whichever is less. Shares for the quarter are purchased during the first month of the following quarter. As of December 31, 2001, employees and officers had purchased 9,488 shares.

NOTE 17 - STOCK REPURCHASE

           During 2000, the Board of Directors approved the repurchase of up to 115,000 shares of the Company's common stock at market rates. All shares repurchased throughout the year have been retired. As of December 31, 2001, the Company has repurchased 113,426 shares at an average price of $8.56 per share.

NOTE 18 - COMMON STOCK AND EARNINGS PER SHARE

           SFAS No. 128, "Earnings per Share", requires that the Bank present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income (loss) per common shares. Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. The weighted average number of common shares outstanding for basic net income (loss) per common share was 1,054,388, 1,106,997, and 1,152,786, in 2001, 2000 and 1999. The weighted average number of common shares outstanding for diluted net income per common shares was 1,087,899 in 2001 and 1,124,326 in 2000. In 1999 there were no potentially dilutive common shares.

NOTE 19 - DIVIDENDS

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


NOTE 20 - SECONDARY OFFERING OF COMMON STOCK

           In 2001, the Company issued 159,677 share of common stock in connection with an offering registered with the SEC. The Company received approximately $1.76 million in gross proceeds in connection with the issuance.


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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 2001, the most recent notification of the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                              To be well capitalized
                                                                                           For capital       under prompt corrective
                                                                                        Adequacy purposes       action provisions
                                                                                        -----------------      ---------------------
                                                                     Actual                 Minimum                  Minimum
                                                              -------------------       ------------------     ---------------------
                                                              Amount        Ratio       Amount       Ratio     Amount        Ratio
                                                              ------        -----       ------       -----     ------        -----
                                                                                               (amounts in $000)

As of December 31, 2001
Total capital (to risk weighted assets) ...............       $11,428        12.6%     $ 7,276        8.0%     $ 9,096        10.0%
Tier 1 capital (to risk weighted assets) ..............        10,290        11.3%       3,638        4.0%       5,457         6.0%
Tier 1 capital (to average assets) ....................        10,290         8.6%       4,768        4.0%       5,955         5.0%

As of December 31, 2000
Total capital (to risk weighted assets) ...............       $10,714        16.9%     $ 5,081        8.0%     $ 6,352        10.0%
Tier 1 capital (to risk weighted assets) ..............         9,918        15.6%       2,541        4.0%       3,811         6.0%
Tier 1 capital (to average assets) ....................         9,918        11.4%       3,489        4.0%       4,361         5.0%

NOTE 22 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                                                                              December 31,
                                                                                              ------------
                                                                                2001                                 2000
                                                                                ----                                 ----
                                                                    Carrying             Fair             Carrying            Fair
                                                                     Amount              value             Amount             value
                                                                     ------              -----             ------             -----
Financial assets:
   Cash and due from banks .............................            $ 6,627            $ 6,627            $ 3,943            $ 3,943
   Federal funds sold ..................................                560                560              1,350              1,350
   Investment securities ...............................              8,283              8,283              4,979              4,979
   Loans held for sale .................................              4,125              4,125                557                557
   Loans, gross ........................................             96,952             97,698             74,819             72,662

Financial liabilities:
   Deposits ............................................             81,856             82,356             66,172             71,644
   Other borrowings ....................................             30,400             29,991             16,225             16,225

Financial instruments with off-
   balance sheet risk:
   Commitments to extend credit ........................              9,679              9,679              9,297              9,297
   Standby letters of credit ...........................                222                222                725                725



NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

           Following is condensed financial information of Southcoast Financial Corporation (parent company only):


                            CONDENSED BALANCE SHEETS

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                    2001                    2000
                                                                                                    ----                    ----
ASSETS
     Cash ........................................................................              $   902,344              $   112,592
     Investment in bank subsidiary ...............................................               10,377,296                9,925,109
     Property and equipment ......................................................                  788,420                        -
     Other assets ................................................................                   92,432                   40,188
                                                                                                -----------              -----------

           Total assets ..........................................................              $12,160,492              $10,077,889
                                                                                                ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable ............................................................              $    11,000              $       323
     Borrowings ..................................................................                  600,000                  925,000
     Shareholders' equity ........................................................               11,549,492                9,152,566
                                                                                                -----------              -----------

         Total liabilities and shareholders' equity ..............................              $12,160,492              $10,077,889
                                                                                                ===========              ===========





                                                                     (Continued)

                         CONDENSED STATEMENTS OF INCOME

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                     2001                2000                 1999
                                                                                     ----                ----                 ----

INCOME
   Dividend from subsidiary ............................................        $   375,000         $   150,000            $      -
   Other ...............................................................                156                 592                   -
                                                                                -----------         -----------         -----------
                                                                                    375,156             150,592                   -

EXPENSES ...............................................................            157,677              79,091              20,000
                                                                                -----------         -----------         -----------
       Income (loss) before income taxes ...............................            217,479              71,501             (20,000)

INCOME TAX BENEFIT .....................................................             56,707              26,854                   -
                                                                                -----------         -----------         -----------

       Income (loss) before equity in undistributed net
         income (loss) of bank subsidiary ..............................            274,186              98,355             (20,000)

EQUITY IN UNDISTRIBUTED NET INCOME
   (LOSS) OF BANK SUBSIDIARY ...........................................            372,231             111,996            (243,000)
                                                                                -----------         -----------         -----------

       Net income (loss) ...............................................        $   646,417         $   210,351         $  (263,000)
                                                                                ===========         ===========         ===========


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                     2001                2000                 1999
                                                                                     ----                ----                 ----
OPERATING ACTIVITIES
   Net income (loss) ...................................................        $   646,417         $   210,351         $  (263,000)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Equity in undistributed net income (loss)
        of bank subsidiary .............................................           (372,231)           (111,996)            243,000
     Increase in other assets ..........................................            (52,244)            (40,188)                  -
     Increase (decrease) in other liabilities ..........................             10,677             (19,677)             20,000
                                                                                -----------         -----------         -----------

         Net cash provided by operating activities .....................            232,619              38,490                   -
                                                                                -----------         -----------         -----------

FINANCING ACTIVITIES
   Purchase of property and equipment ..................................           (788,420)                  -                   -
   Proceeds from borrowings ............................................                  -             925,000                   -
   Payments made on borrowings .........................................           (325,000)                  -                   -
   Proceeds from sale of stock, net ....................................          1,779,656              10,936                   -
   Repurchase of common stock ..........................................           (109,103)           (861,834)                  -
                                                                                -----------         -----------         -----------

         Net cash provided by financing activities .....................            557,133              74,102                   -
                                                                                -----------         -----------         -----------

         Net change in cash ............................................            789,752             112,592                   -

CASH, BEGINNING OF YEAR ................................................            112,592                   -                   -
                                                                                -----------         -----------         -----------

CASH, END OF YEAR ......................................................        $   902,344         $   112,592            $      -
                                                                                ===========         ===========         ===========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description
-----------                -----------

3.1                       Articles of Incorporation of Registrant(1)
3.2                       Bylaws of Registrant(1)
4.1                       Form of Common Stock Certificate(3)
10.1                      Stock Option Plan(2)
10.2                      Form of Stock Option Agreement(3)
21                        Subsidiaries of Registrant(2)
23                        Consent of Accountants
----------------------

(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Form 10-KSB for the year ended December 31, 2000.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2001.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Southcoast Financial Corporation


March 29, 2002                By: s/ L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


                               By: s/ Robert M. Scott
                                  ----------------------------------------------
                                   Robert M. Scott
                                   Executive Vice President
                                   (Principal Financial and Principal
                                    Accounting Officer)


         In accordance with Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----


__________________________               Director                                           March __, 2002
William A. Coates


__________________________               Director                                           March __, 2002
Thomas E. Hamer, Sr.

s/ Paul D. Hollen, III
__________________________               Executive Vice President, Director                 March 28, 2002
Paul D. Hollen, III

s/ L. Wayne Pearson
__________________________               Chairman, Chief Executive Officer, Director        March 29, 2002
L. Wayne Pearson

s/ Robert M. Scott
__________________________               Executive Vice President, Chief Financial          March 27, 2002
Robert M. Scott                          Officer, Principal Accounting Officer, Director

s/ James H. Sexton
__________________________               Director                                           March 29, 2002
James H. Sexton

s/ James P. Smith
__________________________               Director                                           March 29, 2002
James P. Smith

                                  EXHIBIT INDEX

Exhibit No.                  Description

3.1                       Articles of Incorporation of Registrant(1)
3.2                       Bylaws of Registrant(1)
4.1                       Form of Common Stock Certificate(3)
10.1                      Stock Option Plan(2)
10.2                      Form of Stock Option Agreement(3)
21                        Subsidiaries of Registrant(2)
23                        Consent of Accountants
__________________
(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Form 10-KSB for the year ended December 31, 2000.