Form 10QSB
period 2002-03-31
SOUTHCOAST FINANCIAL CORP
filed 2002-05-15
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2002

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

         [ X ] Yes  [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 1,200,163 Shares Outstanding on April 30, 2002.

         Transitional Small Business Disclosure Format (Check one):

         [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 (Unaudited)
                                                                                                   March 31,            December 31,
                                                                                                      2002                  2001
                                                                                                      ----                  ----
ASSETS
   Cash and due from banks .........................................................            $  3,501,074            $  6,627,108
   Federal funds sold ..............................................................               6,796,000                 560,000
   Investment securities available for sale ........................................               2,910,313               8,283,358
   Loans held for sale .............................................................               2,912,199               4,125,049
   Loans, net of allowance of $1,316,803 and $1,215,164 ............................              96,067,002              95,737,280
   Property and equipment - net ....................................................               7,979,486               7,748,698
   Other assets ....................................................................               1,343,948               1,227,427
                                                                                                ------------            ------------
       Total assets ................................................................            $121,510,022            $124,308,920
                                                                                                ============            ============

LIABILITIES
   Deposits
     Noninterest-bearing ...........................................................            $ 13,593,756            $ 12,667,145
     Interest bearing ..............................................................              75,258,498              69,188,562
                                                                                                ------------            ------------
       Total deposits ..............................................................              88,852,254              81,855,707

   Other borrowings ................................................................              20,200,000              30,400,000
   Other liabilities ...............................................................                 712,882                 503,721
                                                                                                ------------            ------------

       Total liabilities ...........................................................             109,765,136             112,759,428
                                                                                                ------------            ------------
SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized;
     1,199,070 shares outstanding at March 31, 2002 and
     1,197,482 at December 31, 2001) ...............................................              11,353,875              11,339,708
   Retained deficit ................................................................                 386,792                 142,621
   Accumulated other comprehensive income (loss) ...................................                   4,219                  67,163
                                                                                                ------------            ------------
       Total shareholders' equity ..................................................              11,744,886              11,549,492
                                                                                                ------------            ------------
       Total liabilities and shareholders' equity ..................................            $121,510,022            $124,308,920
                                                                                                ============            ============









         See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                   Three months       Three months
                                                                                                      ended                ended
                                                                                                   March 31,2002      March 31, 2001
                                                                                                   -------------      --------------

INTEREST INCOME
   Loans, including fees .............................................................             $1,991,784             $1,962,939
   Investment securities .............................................................                 52,311                 95,769
   Federal funds sold ................................................................                 23,964                 29,412
                                                                                                   ----------             ----------
       Total interest income .........................................................              2,068,059              2,088,120
INTEREST EXPENSE
   Deposits and borrowings ...........................................................                780,090              1,168,797
                                                                                                   ----------             ----------
       Net interest income ...........................................................              1,287,969                919,323

PROVISION FOR POSSIBLE LOAN LOSSES ...................................................                105,543                 60,000
                                                                                                   ----------             ----------
       Net interest income after provision for loan losses ...........................              1,182,426                859,323
                                                                                                   ----------             ----------

NONINTEREST INCOME
   Service fees on deposit accounts ..................................................                121,847                107,217
   Fees on loans sold ................................................................                130,560                 85,277
   Other .............................................................................                138,963                 36,881
                                                                                                   ----------             ----------
       Total non interest income .....................................................                391,370                229,375
                                                                                                   ----------             ----------

NONINTEREST EXPENSES
   Salaries and employee benefits ....................................................                701,682                558,830
   Occupancy .........................................................................                 97,658                 56,026
   Furniture and equipment ...........................................................                105,669                100,376
   Advertising and public relations ..................................................                 21,923                 14,314
   Professional fees .................................................................                 36,791                 38,612
   Travel and entertainment ..........................................................                 39,486                 52,511
   Telephone, postage and supplies ...................................................                 77,795                 55,265
   Other operating ...................................................................                 95,750                 54,236
                                                                                                   ----------             ----------
       Total non-interest expenses ...................................................              1,176,754                930,170
                                                                                                   ----------             ----------
       Income before income taxes ....................................................                397,042                158,528
INCOME TAX ...........................................................................                152,871                 54,506
                                                                                                   ----------             ----------
       Net income ....................................................................             $  244,171             $  104,022
                                                                                                   ==========             ==========
BASIC NET INCOME PER COMMON SHARE ....................................................             $      .19             $      .09
DILUTED NET INCOME  PER COMMON SHARE .................................................             $      .18             $      .09
                                                                                                   ==========             ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
                  Basic ..............................................................              1,318,977              1,139,942
                  Diluted ............................................................              1,359,892              1,170,100

       See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                       Accumulated         Total
                                                            Common Stock                                  other            share-
                                                        ------------------------         Retained      comprehensive       holders'
                                                        Shares            Amount         earnings       income/loss        equity
                                                        ------            ------         --------       -----------        ------

BALANCE, JANUARY 1, 2001 ......................         947,872        9,669,155         (503,796)         (12,793)       9,152,566

   Net income .................................               -                -          104,022                -          104,022

   Other comprehensive income, net
     of tax:
     Unrealized holding losses on
       securities available for sale ..........               -                -                -           26,154           26,154
                                                                                                                       ------------


   Comprehensive income .......................               -                -                -                -          130,176

   Repurchase of stock ........................         (11,775)        (109,102)                                          (109,102)
   Employee stock purchase plan ...............           1,466           11,845                                             11,845
                                                      ---------     ------------     ------------     ------------     ------------

BALANCE, March 31, 2001 .......................         937,563     $  9,571,898     $   (399,724)    $     13,361     $  9,185,485
                                                      =========     ============     ============     ============     ============



BALANCE, JANUARY 1, 2002 ......................       1,197,482     $ 11,339,708          142,621           67,163       11,549,492

   Net income .................................               -                -          244,171                -          244,171

   Other comprehensive income, net
     of tax:
     Unrealized holding gains on
       securities available for sale ..........               -                -                -          (62,944)         (62,944)
                                                                                                                       ------------


   Comprehensive income .......................               -                -                -                -          181,227
   Employee stock purchase plan ...............           1,588           14,167                                             14,167
                                                      ---------     ------------     ------------     ------------     ------------

BALANCE, March 31, 2002 .......................       1,199,070     $ 11,353,875     $    386,792     $      4,219     $ 11,744,886
                                                      =========     ============     ============     ============     ============





           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the three months ended March 31
                                   (Unaudited)



OPERATING ACTIVITIES                                                                                2002                     2001
                                                                                                    ----                     ----
   Net income ....................................................................            $    244,171             $    104,022
   Adjustments to reconcile net income to net
   Cash provided by operating activities:
     Income tax ..................................................................                 152,871                   54,506
     Provision for possible loan losses ..........................................                 105,543                   60,000
     Depreciation and amortization ...............................................                 115,569                  105,663
     Increase in other assets ....................................................                (234,426)                (324,608)
     Increase in other liabilities ...............................................                 209,161                  103,605
                                                                                              ------------             ------------
         Net cash provided by operating activities ...............................                 592,889                  103,188
                                                                                              ------------             ------------

INVESTING ACTIVITIES
   Increase in federal funds sold ................................................              (6,236,000)              (1,730,000)
   Purchase of investment securities available for sale ..........................               5,270,260               (1,998,710)
   Net increase in loans .........................................................                 777,585               (9,193,563)
   Purchase of property and equipment ............................................                (341,482)                 (98,277)
                                                                                              ------------             ------------
         Net cash used for investing activities ..................................                (529,637)             (13,020,550)
                                                                                              ------------             ------------

FINANCING ACTIVITIES
   (Decrease) increase in Federal Home Loan Bank borrowing .......................             (10,200,000)               1,575,000
   Purchase of common stock ......................................................                       -                 (109,102)
   Proceeds from sale of stock, net ..............................................                  14,167                   11,845
   Net increase in deposits ......................................................               6,996,547               11,515,145
                                                                                              ------------             ------------
         Net cash provided by financing activities ...............................              (3,189,286)              12,992,888
                                                                                              ------------             ------------

         Increase (decrease) in cash and due from banks ..........................              (3,126,034)                  75,726


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD .....................................               6,627,108                3,942,566
                                                                                              ------------             ------------

CASH AND DUE FROM BANKS, END OF PERIOD ...........................................            $  3,501,074             $  4,018,092
                                                                                              ============             ============







     See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

           In April, 2002, the Company declared a ten- percent stock dividend of the Company's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock dividend.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. This Report on Form 10-QSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate,"
"project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Southcoast Community Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,287,969 for the three months ended March 31, 2002, compared to $919,323 for the three months ended March 31, 2001.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the quarter ending March 31,2002 increased to $109.6 million or 22.1 percent from the $89.4 million reported for the quarter ending March 31,2001. The increase was mainly attributable to the increase in loans supported by a $17.3 million increase in interest bearing liabilities which resulted from the continued growth of the Charleston market area, and the Company's marketing efforts.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest earning assets and interest bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities coupled with an 84 basis point decrease in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.

                                                           Three months ended                           Three months ended
                                                             March 31, 2002                               March 31, 2001
                                                             --------------                               --------------
                                             Average           Income/         Yield/      Average             Income/        Yield/
ASSETS                                       balance           expense          rate       balance             expense         rate
------                                       -------           -------          ----       -------             -------         ----

Federal funds sold ...................   $  6,096,971      $     23,964         1.57%      2,188,533      $     29,412         5.38%
Investments ..........................      3,482,468            52,311         6.01       5,957,407            95,769         6.43
                                         ------------      ------------                 ------------      ------------
Total investments and
   federal funds sold ................      9,579,439            76,275         3.18       8,145,940           125,181         6.15
Loans ................................     99,985,493         1,991,784         7.97      81,207,761         1,962,939         9.67
                                         ------------      ------------                 ------------      ------------
Total earning assets .................    109,561,932         2,068,059         7.55      89,353,701         2,088,120         9.35
                                                           ------------                                   ------------
Other assets .........................     11,237,101                                      8,579,925
                                         ------------                                   ------------
Total assets .........................   $120,799,033                                   $ 97,933,626
                                         ============                                   ============

LIABILITIES
Interest bearing deposits ............   $ 71,040,628      $    514,290         2.90    $ 62,620,362      $    908,940         5.81
Other borrowings .....................     26,115,333           265,800         4.07      17,253,889           259,857         6.02
                                         ------------      ------------                 ------------      ------------
Total interest bearing
   liabilities .......................     97,155,961           780,090         3.21      79,874,251         1,168,797         5.85
Non-interest bearing
   liabilities .......................     13,003,664                                      8,949,368
                                         ------------      ------------                 ------------      ------------
Total liabilities ....................    110,159,625           780,090         2.83      88,823,619         1,168,797         5.26
Equity ...............................     10,639,408                                      9,110,007
                                         ------------                                   ------------
Total liabilities and
   Equity ............................   $120,799,033                                   $ 97,933,626
                                         ============                                   ============
Net interest income/
   margin ............................                     $  1,287,969         4.70                      $    919,323         4.12
                                                           ============                                   ============
Net interest spread ..................                                          4.34                                           3.50

As reflected above, for the three months ended March 31, 2002 the average yield on earning assets was 7.55 percent, while the average cost of interest-bearing liabilities was 3.21 percent. For the three months ended March 31, 2001 the average yield on earning assets was 9.35 percent and the average cost of interest-bearing liabilities was 5.85 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which give the Company a greater return than the other types of earning assets, which was only partially offset by a decrease in the yield on loans resulting from a declining interest rate environment. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended March 31, 2002 was 4.70 percent compared to 4.12 percent for the three months ended March 31, 2001. The increase in the net-interest margin is attributable to the increase in non-interest bearing liabilities which resulted in a decrease in the cost of total liabilities to support earning assets. The cost of total liabilities was 2.83 percent for the three months ended March 31, 2002 compared to 5.26 percent for the three months ended March 31, 2001.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                  For  the  three  months  ended March 31, 2002
                                                                                     versus three months ended March 31, 2001
                                                                                     ----------------------------------------
                                                                                 Volume                 Rate              Net change
                                                                                 ------                 ----              ----------
Federal funds sold ...............................................            $  52,568             $ (58,016)            $  (5,448)
Investments ......................................................              (39,784)               (3,674)              (43,458)
                                                                              ---------             ---------             ---------
Total investments and federal funds sold .........................               12,784               (61,690)              (48,906)
Total loans ......................................................              453,879              (425,034)               28,845
                                                                              ---------             ---------             ---------
Total earning assets .............................................              466,663              (486,724)              (20,061)
Total interest-bearing liabilities ...............................              255,669              (644,376)             (388,707)
                                                                              ---------             ---------             ---------
Net interest income ..............................................            $ 210,994             $ 157,652             $ 368,646
                                                                              =========             =========             =========


RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2002 was $244,171 or $.19 per basic share, compared to $104,022 or $.09 per basic share, for the three months ended March 31, 2001.

Net interest income has increased to $1,287,969 for the three months-ended March 31, 2002 compared to $919,323 for the three months ended March 31, 2001. See net interest income analysis for the detailed explanation of the increase.



NON-INTEREST INCOME AND EXPENSES



Non-interest income for the three months ended March 31, 2002 was $391,370, compared to $229,375 for the three months ended March 31, 2001. The increase is due to the greater volume of loans sold, gains on securities sold and the increase in the number of deposit accounts resulting in increased fees on deposits.


Non-interest expenses for the three months ended March 31, 2002 were $1,176,754, compared to $930,170 for the three months ended March 31,2001. The increase of $246,584 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expenses and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Coleman branch in December 2001 and the Johns Island branch in March 2002, the formation of a sales staff and the increase in administrative staff to support the growth.


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

LOANS

Commercial loans made up 51.1 percent of the total loan portfolio, including loans held for sale, as of March 31, 2002, totaling $51.4 million. Loans secured by real estate for construction and land development totaled $0.1 million while all other loans secured by real estate totaled $44.8 million or 44.5 percent of the total loan portfolio as of March 31, 2002. Installment loans and other consumer loans to individuals comprised $4.2 million or 4.2 percent of the total loan portfolio. The allowance for loan losses was 1.31 percent of loans as of March 31, 2002 compared to 1.20 percent as of December 31, 2001. In management's opinion, the allowance for loan losses is adequate. At March 31, 2002, the Company had $13,000 of loans 90 days delinquent and still accruing interest and $739,000 of non-accruing loans.


CAPITAL RESOURCES

The capital base for the Company increased by $195,396 for the first three months of 2002, due to operating income, unrealized gains on available for sale securities and capital raised through the Employee Stock Purchase Plan. The Company's equity to asset ratio was 9.7 percent as of March 31, 2002 compared to
9.3 percent as of December 31, 2001.

On May 3, 2002, the Company issued $4,125,000 of Junior Subordinated Deferrable Interest Debentures to a trust created and controlled by the Company. The trust issued $4 million of non-voting capital securities to an investor and $125,000 of voting capital securities to the Company. The terms of the debentures and capital securities are essentially identical. They mature in 2032 and provide for quarterly interest payments at 3-month LIBOR plus 3.75%. The Company has the right to defer payments of interest for 60 months and may redeem the debentures without penalty after five years and upon payment of a 2% premium before five years. Any redemption prior to maturity will require the prior approval of the Federal Reserve. The net proceeds to the Company of approximately $3,840,000 qualify as capital for regulatory purposes under the rules of the Federal Reserve.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of March 31, 2002, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                     Well Capitalized         Adequately Capitalized
                                                               Actual                   Requirement                   Requirement
                                                               ------                   -----------                   -----------
                                                       Amount          Ratio       Amount          Ratio        Amount         Ratio
                                                       ------          -----       ------          -----        ------         -----
Total capital to risk weighted
   assets ....................................        $11,698          12.65%     $ 9,250          10.00%     $ 7,400          8.00%
Tier 1 capital to risk weighted
   assets ....................................         10,590          11.39        5,550           6.00        3,700          4.00
Tier 1 capital to average assets .............         10,590           8.73        6,040           5.00        4,832          4.00

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

                           PART II - OTHER INFORMATION




ITEM 4.  Submission of Matters to a Vote of Security Holders.

a)  The Company held its annual meeting of shareholders on April 09, 2002.


c)       Election of Directors:

At the annual meeting, Paul D. Hollen, James H. Sexton and James P. Smith were each elected to serve three year terms as directors, and L. Wayne Pearson was elected to serve a two year term as director. The results of the voting were as follow:

  Nominee:     L. Wayne Pearson  Paul D. Hollen  James H. Sexton  James P. Smith
  Votes for:         1,198,070      1,198,070         1,199,070     1,199,070
  Votes withheld:        1,000          1,000                 -             -




ITEM 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

     Exhibit No.
     From Item 601 of
     Regulation S-B                           Description


          10.1 Purchase Agreement among the Registrant, Southcoast Capital Trust I and Bayview Financial Trading Group, L.P.

          10.2 Amended and Restated Declaration of Trust among the Registrant, Wells Fargo Delaware Trust Company, Wells Fargo
                                        Bank,  National  Association,  L.  Wayne
                                        Pearson,   Robert  A.  Daniel,  Jr.  and
                                        Robert M. Scott

         10.3                           Indenture

         10.4                           Guarantee Agreement of the Registrant

         10.5                           Registrant's  Junior Subordinated
                                        Deferrable Interest Debentures


b)       Reports on form 8-K.      None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Southcoast Financial Corporation
                                    Registrant


          5/14/02                       L. Wayne Pearson
Date:---------------             By:--------------------------------------------
                                      L. Wayne Pearson
                                      President and Chief Executive Officer

          5/14/02                       Robert M. Scott
Date:--------------              By:--------------------------------------------
                                      Robert M. Scott
                                      Executive Vice President and Chief
                                      Financial Officer

                                  EXHIBIT INDEX

     Exhibit No.
     From Item 601 of
     Regulation S-B                         Description


          10.1 Purchase Agreement among the Registrant, Southcoast Capital Trust I and Bayview Financial Trading Group, L.P.

          10.2 Amended and Restated Declaration of Trust among the Registrant, Wells Fargo Delaware Trust Company, Wells Fargo
                                        Bank,  National  Association,  L.  Wayne
                                        Pearson,   Robert  A.  Daniel,  Jr.  and
                                        Robert M. Scott

          10.3                          Indenture

          10.4                          Guarantee Agreement of the Registrant

          10.5                          Registrant's Junior Subordinated
                                        Deferrable Interest Debentures