Form 10QSB
period 2002-06-30
SOUTHCOAST FINANCIAL CORP
filed 2002-08-14
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 1,320,179 Shares Outstanding on July 31, 2002.

         Transitional Small Business Disclosure Format (Check one):

         [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      (Unaudited)
                                                                                                        June 30,        December 31,
                                                                                                          2002               2001
                                                                                                          ----               ----
ASSETS
   Cash and due from banks .................................................................        $  3,685,295        $  6,627,108
   Federal funds sold ......................................................................           8,304,000             560,000

   Investment securities available for sale ................................................          13,030,144           8,283,358
   Loans held for sale .....................................................................           1,560,750           4,125,049
   Loans, net of allowance of $1,466,253 and $1,215,164 ....................................         119,544,998          95,737,280
   Property and equipment - net ............................................................           8,383,641           7,748,698
   Other assets ............................................................................           1,588,382           1,227,427
                                                                                                    ------------        ------------
       Total assets ........................................................................        $156,097,210        $124,308,920
                                                                                                    ============        ============

LIABILITIES
   Deposits
     Noninterest-bearing ...................................................................        $ 12,363,421        $ 12,667,145
     Interest bearing ......................................................................         108,992,089          69,188,562
                                                                                                    ------------        ------------
       Total deposits ......................................................................         121,355,510          81,855,707

   Other borrowings ........................................................................          17,400,000          30,400,000
   Other liabilities .......................................................................           1,238,647             503,721
                                                                                                    ------------        ------------

       Total liabilities ...................................................................         139,994,157         112,759,428
                                                                                                    ------------        ------------
    Trust preferred securities .............................................................           4,000,000                   -

SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized; 1,320,179 shares outstanding at June 30, 2002 and
     1,197,482 at December 31, 2001) .......................................................          11,362,980          11,339,708
   Retained earnings .......................................................................             653,837             142,621
   Accumulated other comprehensive income ..................................................              86,236              67,163
                                                                                                    ------------        ------------
       Total shareholders' equity ..........................................................          12,103,053          11,549,492
                                                                                                    ------------        ------------
       Total liabilities and shareholders' equity ..........................................        $156,097,210        $124,308,920
                                                                                                    ============        ============







                 See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Six months        Six months       Three months      Three months
                                                                     ended             ended              ended            ended
                                                                 June 30, 2002     June 30, 2001      June 30, 2002    June 30, 2001
                                                                 -------------     -------------      -------------    -------------
INTEREST INCOME
Loans, including fees ......................................        $4,126,155        $3,937,887        $2,134,371        $1,974,948
Investment securities ......................................           147,309           223,101            94,998           127,332
Federal funds sold .........................................            79,020            53,628            55,056            24,216
                                                                    ----------        ----------        ----------        ----------

              Total interest income ........................         4,352,484         4,214,616         2,284,425         2,126,496

INTEREST EXPENSE
Deposits and borrowings ....................................         1,759,533         2,287,859           979,443         1,119,062
                                                                    ----------        ----------        ----------        ----------

         Net interest income ...............................         2,592,951         1,926,757         1,304,982         1,007,434

Provision for possible loan losses .........................           259,172           125,000           153,629            65,000
                                                                    ----------        ----------        ----------        ----------

Net interest income after provision ........................         2,333,779         1,801,757         1,151,353           942,434

NON INTEREST INCOME
Services fees on deposit accounts ..........................           273,280           193,894           151,433            86,677
Fees on loans sold .........................................           272,800           234,834           142,240           149,557
Other ......................................................           329,026            69,651           190,063            32,770
                                                                    ----------        ----------        ----------        ----------

              Total non interest income ....................           875,106           498,379           483,736           269,004

NON INTEREST EXPENSES
Salaries and employment benefits ...........................         1,430,336         1,147,437           728,654           588,607
Occupancy ..................................................           185,904           114,059            88,246            58,033
Furniture and equipment ....................................           223,624           197,012           117,955            96,636
Advertising and public relations ...........................            51,737            34,958            29,814            20,644
Professional fees ..........................................            63,627            84,379            26,836            45,767
Travel and entertainment ...................................            73,866           102,479            34,380            49,968
Telephone, postage and supplies ............................           138,331           105,896            60,536            50,631
Other operating ............................................           201,763           116,049           106,013            61,813
                                                                    ----------        ----------        ----------        ----------

              Total non-interest expenses ..................         2,369,188         1,902,269         1,192,434           972,099
                                                                    ----------        ----------        ----------        ----------

         Income before income tax ..........................           839,697           397,867           442,665           239,339
         Income tax ........................................           328,481           141,692           175,610            87,186
                                                                    ----------        ----------        ----------        ----------

         Net income ........................................        $  511,216        $  256,175        $  267,045        $  152,153
                                                                    ==========        ==========        ==========        ==========

Basic Net Income Per Common Share ..........................        $      .39        $      .23        $      .20        $      .13
Diluted Net Income Per Common Share ........................               .37               .22               .19               .13

Weighted Average Shares Outstanding

     Basic .................................................         1,319,578         1,138,486         1,320,179         1,136,942
     Diluted ...............................................         1,370,140         1,171,034         1,374,307         1,171,695





                 See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                         Accumulated         Total
                                                            Common stock                                    other           share-
                                                            ------------                 Retained       comprehensive      holders'
                                                         Shares        Amount            earnings       income (loss)      equity
                                                         ------        ------            --------       -------------      ------

BALANCE, JANUARY 1, 2001 ......................         947,872        9,669,155         (503,796)         (12,793)       9,152,566

   Stock dividend .............................          93,756

   Net income .................................               -                -          256,175                -          256,175

   Other comprehensive income, net
     of tax:
     Unrealized holding losses on
       securities available for sale ..........               -                -                -           52,282           52,282
                                                                                                                       ------------


   Comprehensive income .......................               -                -                -                -          308,457

   Repurchase of stock ........................         (11,775)        (109,102)               -                -
                                                                                                                           (109,102)
   Employee stock purchase plan ...............           3,731           27,248                -                -           27,248
                                                      ---------     ------------     ------------     ------------     ------------


BALANCE, June 30, 2001 ........................       1,033,584     $  9,587,301     $   (247,621)    $     39,489     $  9,379,169
                                                      =========     ============     ============     ============     ============



BALANCE, JANUARY 1, 2002 ......................       1,197,482     $ 11,339,708          142,621           67,163       11,549,492

   Stock dividend .............................         120,016


   Net income .................................               -                -          511,216                -          511,216

   Other comprehensive income, net
     of tax:
     Unrealized holding gains on
       securities available for sale ..........               -                -                -           19,073           19,073
                                                                                                                       ------------


   Comprehensive income .......................               -                -                -                -          530,289
   Employee stock purchase plan ...............           2,681           23,272                -                -           23,272
                                                      ---------     ------------     ------------     ------------     ------------

BALANCE, June 30, 2002 ........................       1,320,179     $ 11,362,980     $    653,837     $     86,236     $ 12,103,053
                                                      =========     ============     ============     ============     ============

           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Six months ended June 30,
OPERATING ACTIVITIES                                                                                2002                     2001
                                                                                                    ----                     ----
   Net income ..................................................................             $    511,216              $    256,175
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Income tax ................................................................                  328,481                   141,692
     Provision for possible loan losses ........................................                  259,172                   125,000
     Depreciation and amortization .............................................                  227,929                   210,347
     Increase in other assets ..................................................                 (689,436)                 (788,182)
     Increase in other liabilities .............................................                  734,926                   388,478
                                                                                             ------------              ------------
         Net cash provided by operating activities .............................                1,372,288                   333,510
                                                                                             ------------              ------------

INVESTING ACTIVITIES
   Increase in federal funds sold ..............................................               (7,744,000)               (3,168,000)
   Purchase of investment securities available for sale ........................               (4,724,260)               (2,480,816)
   Net increase in loans .......................................................              (21,502,591)              (15,961,840)
   Purchase of property and equipment ..........................................                 (866,325)                 (668,963)
                                                                                             ------------              ------------
         Net cash used for investing activities ................................              (34,837,176)              (22,279,619)
                                                                                             ------------              ------------

FINANCING ACTIVITIES
   Increase (decrease) in borrowings ...........................................              (13,000,000)                8,625,000
   Increase in Trust preferred securities ......................................                4,000,000                         -
   Purchase of common stock ....................................................                        -                  (109,102)
   Proceeds from sale of stock, net ............................................                   23,272                    27,248
   Net increase in deposits ....................................................               39,499,803                12,395,501
                                                                                             ------------              ------------
         Net cash provided by financing activities .............................               30,523,075                20,938,647
                                                                                             ------------              ------------

         Increase (decrease) in cash and due from banks ........................               (2,941,813)               (1,007,462)


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ...................................                6,627,108                 3,942,566
                                                                                             ------------              ------------

CASH AND DUE FROM BANKS, END OF PERIOD .........................................             $  3,685,295              $  2,935,104
                                                                                             ============              ============







     See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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


NOTE 4 - Trust Preferred Securities

           In May 2002, the Company issued $4 million of Trust Preferred Securities. These securities are considered Tier 1 capital for regulatory purposes. They have a five-year call date with a maturity date of June 30 2032. The interest rate on the securities floats quarterly with the three-month libor.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation. Results of operations for the period ending June 30, 2002 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature and are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

The Company's net income for the six months ended June 30, 2002 was $511,216 or $.39 per basic share, compared to $256,175 or $.23 per basic share, for the six months ended June 30, 2001. For the quarter ended June 30, 2002, net income was $244,171 or $.20 per basic share compared to $152,153 or $.13 per basic share for the quarter ended June 30, 2001.



NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $2,592,951 for the six months ended June 30, 2002, compared to $1,926,757 for the six months ended June 30, 2001. For the quarter ended June 30, 2002, net interest income was 1,304,982 compared to $1,007,434 for the quarter ended June 30, 2001.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2002 increased to $120.3 million or 28.9 percent from the $93.3 million reported for the six months ending June 30, 2001. The increase was mainly attributable to the increase in loans supported by a $23.1 million increase in interest bearing liabilities which resulted from the continued growth of the Charleston market area, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2002 and 2001. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities coupled with a 41 basis point increase in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate of interest bearing liabilities.

                                                            Six months ended                             Six months ended
                                                            ----------------                             ----------------
                                                              June 30, 2002                                June 30, 2001
                                                              -------------                                -------------
                                               Average           Income/        Yield/      Average            Income/        Yield/
ASSETS                                         balance           expense        rate(1)     balance            expense       rate(1)
                                               -------           -------        -------     -------            -------       -------

Federal funds sold ...................      $  9,609,336            79,020       1.64%   $  2,068,135            53,628        5.19%
Investments ..........................         5,239,336           147,309       5.62       6,589,711           223,101        6.77
                                            ------------      ------------               ------------         ---------
Total investments and
     federal funds sold ..............        14,848,672           226,329       3.05       8,657,846           276,729        6.39
Loans ................................       105,447,541         4,126,155       7.83      84,641,712         3,937,887        9.30
                                            ------------      ------------               ------------         ---------
Total earning assets .................       120,296,213         4,352,484       7.24      93,299,558         4,214,616        9.03
                                                              ------------                                    ---------
Other assets .........................        10,938,671                                    8,597,117
                                            ------------                                 ------------
Total assets .........................      $131,234,884                                 $101,896,675
                                            ============                                 ============

LIABILITIES
Interest bearing deposits ............      $ 83,221,737      $  1,237,876       2.97      64,802,982         1,770,520        5.46
Other borrowings .....................        22,740,773           521,657       4.59      18,076,647           517,339        5.72
                                            ------------      ------------               ------------         ---------
Total interest bearing
     liabilities .....................       105,962,510         1,759,533       3.32      82,879,629         2,287,859        5.52
                                                              ------------                                    ---------
Non-interest bearing
     liabilities .....................        14,544,987                                    9,633,081
                                            ------------                                 ------------
Total liabilities ....................       120,507,497         1,759,533       2.92      92,512,710         2,287,859        4.95
                                                              ------------                                    ---------
Equity ...............................        10,727,387                                    9,383,965
                                            ------------                                 ------------
Total liabilities and
     Equity ..........................      $131,234,884                                 $101,896,675
                                            ============                                 ============
Net interest income/
     margin ..........................                        $  2,592,951       4.31                         1,926,757        4.13
                                                              ============                                    =========
Net interest spread ..................                                           3.92                                          3.51

(1)  Annualized


As reflected above, for the six months ended June 30, 2002 the average yield on earning assets was 7.24 percent, while the average cost of interest-bearing liabilities was 3.32 percent. For the six months ended June 30, 2001 the average yield on earning assets was 9.03 percent and the average cost of interest-bearing liabilities was 5.52 percent. The decrease in the yield on earning assets is attributable to the market rate decreases over the last year. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the six months ended June 30, 2002 was 4.31 percent compared to 4.13 percent for the six months ended June 30, 2001. The increase in the net-interest margin is attributable to the increase the higher yielding assets coupled with management controlling interest rates paid on the interest bearing liabilities. The cost of total liabilities was 2.92 percent for the six months ended June 30, 2002 compared to 4.95 percent for the six months ended June 30, 2001.

The following table represents the same information for the three-month periods ended June 30 ,2002 and 2001.





                                                           Three months ended                           Three months ended
                                                           ------------------                           ------------------
                                                              June 30, 2002                                June 30, 2001
                                                              -------------                                -------------
                                               Average           Income/        Yield/      Average            Income/        Yield/
ASSETS                                         balance           expense        rate(1)     balance            expense       rate(1)
                                               -------           -------        -------     -------            -------       -------

Federal funds sold ...................      $ 13,121,700      $     55,056       1.68%   $  1,947,737      $     24,216        4.97%
Investments ..........................         6,996,203            94,998       5.43       7,222,014           127,332        7.05
                                            ------------      ------------               ------------       -----------
Total investments and
     federal funds sold ..............        20,117,903           150,054       2.98       9,169,751           151,548        6.61
Loans ................................       110,912,588         2,134,371       7.70      88,075,662         1,974,948        8.97
                                            ------------      ------------               ------------       -----------
Total earning assets .................       131,030,491         2,284,425       6.97      97,245,413         2,126,496        8.75
                                                              ------------                                  -----------
Other assets .........................        10,640,244                                    8,414,307
                                            ------------                                 ------------
 Total assets ........................      $141,670,735                                 $105,659,720
                                            ============                                 ============

LIABILITIES
Interest bearing deposits ............      $ 95,402,845      $    723,586       3.03    $ 66,985,601           861,580        5.14
Other borrowings .....................        19,366,213           255,857       5.28      18,974,405           257,482        5.43
                                            ------------      ------------               ------------       -----------
Total interest bearing
     liabilities .....................       114,769,058           979,443       3.41      85,960,006         1,119,062        5.21
                                                              ------------                                  -----------
Non-interest bearing
     liabilities .....................        16,086,309                                   10,338,941
                                            ------------                                 ------------
Total liabilities ....................       130,855,367           979,443       2.99      96,298,947         1,119,062        4.65
                                                              ------------                                  -----------
Equity ...............................        10,639,408                                    9,560,773
                                            ------------                                 ------------
Total liabilities and
     Equity ..........................      $141,670,735                                 $105,859,720
                                            ============                                 ============
Net interest income/
     margin ..........................                        $  1,304,982       3.98                      $  1,007,434        4.14
                                                              ============                                 ============
Net interest spread ..................                                           3.56                                          3.54

(1) Annualized



As reflected above, for the three months ended June 30, 2002 the average yield on earning assets was 6.97 percent, while the average cost of interest-bearing liabilities was 3.41 percent. For the three months ended June 30, 2001 the average yield on earning assets was 8.75 percent and the average cost of interest-bearing liabilities was 5.21 percent. The decrease in the yield on earning assets and the cost of interest bering liabilities is attributable to the market rate decreases during the last year. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended June 30, 2002 was 3.98 percent compared to 4.14 percent for the three months ended June 30, 2001. The decrease in the net-interest margin is attributable to the decrease in the cost of interest bearing liabilities not being as great as the decrease in the yield on interest earning assets during the same period. A special marketing campaign for certificate of deposits was introduced in April 2002. This campaign was associated with the opening of a new branch. The interest rate paid on these deposits was above the bank's average cost of interest bearing liabilities therefore the average cost increased. The company raised over $30 million with this campaign. The cost of total liabilities was 2.99 percent for the three months ended June 30, 2002 compared to 4.65 percent for the three months ended June 30, 2001.

The following table represents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.




Analysis of Changes in Net Interest Income

                                                                                   For the six  months ended June 30, 2002
                                                                                    versus six months ended June 30, 2001
                                                                                    -------------------------------------
                                                                              Volume                  Rate               Net change
                                                                              ------                  ----               ----------

Federal funds sold ............................................           $   195,694            $  (170,302)           $    25,392
Investments ...................................................               (45,710)               (30,082)               (75,792)
                                                                          -----------            -----------            -----------
Total investments and federal funds sold ......................               149,984               (200,384)               (50,400)
Total loans ...................................................               967,471               (779,203)               188,268
                                                                          -----------            -----------            -----------
Total earning assets ..........................................             1,117,455               (979,587)               137,868
Total interest-bearing liabilities ............................               636,226             (1,164,552)              (528,326)
                                                                          -----------            -----------            -----------
Net interest income ...........................................           $   481,229            $   184,965            $   666,194
                                                                          ===========            ===========            ===========


Analysis of Changes in Net Interest Income

                                                                                 For the three  months ended March 31, 2002
                                                                                  versus three months ended March 3, 2001
                                                                                  ---------------------------------------
                                                                                Volume                  Rate             Net change
                                                                                ------                  ----             ----------
Federal funds sold ...............................................            $ 138,837             $(107,997)            $  30,840
Investments ......................................................               (3,980)              (28,354)              (32,334)
                                                                              ---------             ---------             ---------
Total investments and federal funds sold .........................              134,857              (136,351)               (1,494)
Total loans ......................................................              512,118              (352,695)              159,423
                                                                              ---------             ---------             ---------
Total earning assets .............................................              646,975              (489,046)              157,929
Total interest-bearing liabilities ...............................              449,930              (589,549)             (139,619)
                                                                              ---------             ---------             ---------
Net interest income ..............................................            $ 197,045             $ 100,503             $ 297,548
                                                                              =========             =========             =========

NON-INTEREST INCOME AND EXPENSES



Non-interest income for the six months ended June 30, 2002 was $875,106, compared to $498,379 for the six months ended June 30, 2001. The increase is due to gains on securities sold, the increase in the number of deposit accounts generating increased fees on deposits, gain on sale of property and increased volume of loans sold.


Non-interest expenses for the six months ended June 30, 2002 were $2,369,188, compared to $1,902,269 for the six months ended June 30,2001. The increase of $466,919 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expenses and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Coleman branch in December 2001 and the Johns Island branch in March 2002, the formation of a sales staff and the increase in administrative staff to support the growth of the Company's operations.



Non-interest income for the three months ended June 30, 2002 was $483,736, compared to $269,004 for the three months ended June 30, 2001. The increase is due to the increase in the number of deposit accounts generating increased fees on deposits and a gain on sale of property.

Non-interest expenses for the three months ended June 30, 2002 were $1,192,434, compared to $972,099 for the three months ended June 30,2001. The increase of $220,335 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expenses and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Coleman branch in December 2001 and the Johns Island branch in March 2002, the formation of a sales staff and the increase in administrative staff to support the growth of the Company's operations.




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




LOANS

Commercial loans made up 48.1 percent of the total loan portfolio as of June 30, 2002, totaling $59.0 million. Loans secured by real estate for construction and land development totaled $14.9 million while all other loans secured by real estate totaled $44.2 million or 36.1 percent of the total loan portfolio as of June 30, 2002. Installment loans and other consumer loans to individuals comprised $4.5 million or 3.6 percent of the total loan portfolio. The allowance for loan losses was 1.20 percent of loans as of June 30, 2002 compared to 1.20 percent as of December 31, 2001. In management's opinion, the allowance for loan losses is adequate. At June 30, 2002, the Company did not have any loans 90 days delinquent and still accruing interest and had $1,022,000 of non-accruing loans.

CAPITAL RESOURCES

The capital base for the Company increased by $4,553,561 for the first six months of 2002, due to the issuance of $4.0 million of Trust Preferred Securities, operating income, unrealized gains on available for sale securities and capital raised through the Employee Stock Purchase Plan. The Company's tier one capital to asset ratio was 10.3 percent as of June 30, 2002 compared to 9.3 percent as of December 31, 2001.


The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of June 30, 2002, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained.



                                 Capital Ratios

                                                                                   Well Capitalized           Adequately Capitalized
                                                          Actual                     Requirement                   Requirement
                                                          ------                     -----------                   -----------
                                                 Amount           Ratio          Amount         Ratio          Amount         Ratio
                                                 ------           -----          ------         -----          ------         -----
Total capital to risk weighted assets           $12,200           10.44%        $11,687         10.00%         $9,345         8.00%
Tier 1 capital to risk weighted assets           10,739             9.19          7,012          6.00           4,675         4.00
Tier 1 capital to average assets                 10,739             7.58          7,083          5.00           5,667         4.00

                           PART II - OTHER INFORMATION




ITEM 4.  Submission of Matters to a Vote of Security Holders.

Incorporated by reference to item 4 of Registrant's
March 31, 2002 Quarterly Report on Form 10-QSB




ITEM 6.  Exhibits and Reports on Form 8-K.
-------

a)   Exhibits: None




b)   Reports on form 8-K. None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Southcoast Financial Corporation
                                       Registrant


                                        s/L. Wayne Pearson
Date:  August 14, 2002              By:-----------------------------------------
                                         L. Wayne Pearson
                                         President and Chief Executive Officer


                                        s/Robert M. Scott
Date: August 14, 2002               By:-----------------------------------------
                                         Robert M. Scott
                                         Executive Vice President and Chief
                                         Financial Officer