Form 10QSB
period 2002-09-30
SOUTHCOAST FINANCIAL CORP
filed 2002-11-13
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ____________.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 1,321,152 Shares Outstanding on October 31, 2002.

         Transitional Small Business Disclosure Format (Check one):

         [ ] Yes [X] No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  (Unaudited)
                                                                                                 September 30,          December 31,
                                                                                                     2002                   2001
                                                                                                     ----                   ----
ASSETS
   Cash and due from banks .........................................................            $  8,575,648            $  6,627,108
   Federal funds sold ..............................................................              20,315,000                 560,000
   Investment securities available for sale ........................................               5,481,141               6,793,358
   Federal Home Loan Bank Stock, at Cost ...........................................               1,490,000               1,490,000
   Loans held for sale .............................................................               2,412,620               4,125,049
   Loans, net of allowance of $1,540,631 and $1,215,164 ............................             121,514,228              95,737,280
   Property and equipment - net ....................................................               8,408,908               7,748,698
   Other assets ....................................................................               1,806,880               1,227,427
                                                                                                ------------            ------------
       Total assets ................................................................            $170,004,425            $124,308,920
                                                                                                ============            ============

LIABILITIES
   Deposits
     Noninterest-bearing ...........................................................            $ 13,031,708            $ 12,667,145
     Interest bearing ..............................................................             117,621,573              69,188,562
                                                                                                ------------            ------------
       Total deposits ..............................................................             130,653,281              81,855,707

   Other borrowings ................................................................              21,300,000              30,400,000
     Other liabilities .............................................................               1,674,431                 503,721
                                                                                                ------------            ------------
       Total liabilities ...........................................................             153,627,712             112,759,428
   Trust preferred securities ......................................................               4,000,000                       -

SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized;
     1,321,152 shares outstanding at September 30,2002 and
     1,197,482 at December 31, 2001) ...............................................              11,370,268              11,339,708
   Retained earnings ...............................................................                 960,032                 142,621
   Accumulated other comprehensive income ..........................................                  46,413                  67,163
                                                                                                ------------            ------------
       Total shareholders' equity ..................................................              12,376,713              11,549,492
                                                                                                ------------            ------------
       Total liabilities and shareholders' equity ..................................            $170,004,425            $124,308,920
                                                                                                ============            ============







         See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                     Nine months        Nine months     Three months   Three months
                                                                        Ended              ended           Ended           Ended
                                                                   Sept. 30, 2002      Sept 30, 2001   Sept 30, 2002   Sept 30, 2001
                                                                   --------------      -------------   -------------   -------------
INTEREST INCOME
Loans, including fees ..........................................       $6,466,157       $5,989,743       $2,340,002       $2,051,856
Investment securities ..........................................          242,513          341,142           95,204          118,041
Federal funds sold .............................................          115,929           71,233           36,909           17,605
                                                                       ----------       ----------       ----------       ----------

         Total interest income .................................        6,824,599        6,402,118        2,472,115        2,187,502

INTEREST EXPENSE
Deposits and borrowings ........................................        2,841,092        3,375,371        1,081,559        1,087,512
                                                                       ----------       ----------       ----------       ----------

         Net interest income ...................................        3,983,507        3,026,747        1,390,556        1,099,990

Provisions for possible loan losses ............................          364,301          200,000          105,129           75,000
                                                                       ----------       ----------       ----------       ----------

Net interest income after provision ............................        3,619,206        2,826,747        1,285,427        1,024,990

NON INTEREST INCOME
Service fees on deposit accounts ...............................          444,617          313,400          171,337          119,506
Fees on loans sold .............................................          409,055          368,776          136,255          133,942
Other ..........................................................          480,009           94,762          150,983           25,111
                                                                       ----------       ----------       ----------       ----------

     Total non interest income .................................        1,333,681          776,938          458,575          278,559

NON INTEREST EXPENSES
Salaries and employment benefits ...............................        2,167,915        1,790,985          737,579          643,548
Occupancy ......................................................          281,076          178,844           95,172           64,785
Furniture and equipment ........................................          356,145          294,531          132,521           97,519
Advertising and public relations ...............................           74,722           56,851           22,985           21,893
Professional fees ..............................................           96,027          122,829           32,400           38,450
Travel and entertainment .......................................          111,088          137,801           37,222           35,322
Telephone, postage and supplies ................................          207,728          163,643           69,397           57,747
Other operating expenses .......................................          314,790          177,014          113,027           60,965
                                                                       ----------       ----------       ----------       ----------

         Total non-interest expenses ...........................        3,609,491        2,922,498        1,240,303        1,020,229
                                                                       ----------       ----------       ----------       ----------

     Income before income tax ..................................        1,343,396          681,187          503,699          283,320
     Income tax ................................................          525,985          242,937          197,504          101,245
                                                                       ----------       ----------       ----------       ----------

     Net income ................................................       $  817,411       $  438,250       $  306,195       $  182,075
                                                                       ==========       ==========       ==========       ==========

Basic Net income Per Common Share ..............................       $      .62       $      .38       $      .23       $      .16
Diluted Net Income Per Common Share ............................       $      .60       $      .37       $      .22       $      .15

Weighted Average Shares Outstanding

     Basic .....................................................        1,319,578        1,138,427        1,320,179        1,319,578
     Diluted ...................................................        1,371,790        1,173,055        1,375,341        1,370,140


                 See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                         Accumulated         Total
                                                               Common stock                                  Other           share-
                                                               ------------               Retained       comprehensive      holders'
                                                             Shares        Amount         earnings       income (loss)       equity
                                                             ------        ------         --------       -------------       ------

BALANCE, JANUARY 1, 2001 ............................        947,872    $  9,669,155    $   (503,796)   $    (12,793)   $ 9,152,566

     Stock dividend .................................         93,756

     Net income .....................................                                        438,250                        438,250

     Other comprehensive income, net of tax:
         Unrealized holding gains on
              securities available for sale .........                                                         88,725         88,725
                                                                                                                        -----------
     Comprehensive income ...........................                                                                       526,975

     Repurchase of stock ............................        (11,775)       (109,102)                                      (109,102)
     Employee stock purchase plan ...................          5,734          40,868                                         40,868
     Issuance of common stock .......................         56,190         622,040                                        622,040
                                                        ------------    ------------                                    -----------

BALANCE, September 30, 2001 .........................      1,091,777    $ 10,222,961    $    (65,546)   $     75,932    $10,233,347
                                                        ============    ============    ============    ============    ===========

BALANCE, JANUARY 1, 2002 ............................      1,197,482    $ 11,339,708    $    142,621    $     67,163    $11,549,492

     Stock dividend .................................        120,016

     Net income .....................................                                        817,411                        817,411

     Other comprehensive income, net
         of tax:
         Unrealized holding losses on
              securities available for sale .........                                                       (20,750)        (20,750)
                                                                                                                        -----------

     Comprehensive income ...........................                                                                       796,661
     Employee stock purchase plan ...................          3,654          30,560                                         30,560
                                                        ------------    ------------                                    -----------

BALANCE, September 30, 2002 .........................      1,321,152    $ 11,370,268    $    960,032    $     46,413    $12,376,713
                                                        ============    ============    ============    ============    ===========


           See notes to consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Nine months ended Sept. 30,
                                                                                                    ---------------------------
OPERATING ACTIVITIES                                                                                2002                   2001
                                                                                                    ----                   ----
     Net income ................................................................             $    817,411              $    438,250
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Income tax ............................................................                  525,985                   242,937
         Provision for possible loan losses ....................................                  364,301                   200,000
         Depreciation and amortization .........................................                  385,131                   313,392
         Increase in other assets ..............................................               (1,092,093)                 (866,020)
         Increase in other liabilities .........................................                1,170,710                   328,321
                                                                                             ------------              ------------
              Net cash provided by operating activities ........................                2,171,445                   656,880

INVESTING ACTIVITIES

     Increase in federal funds sold ............................................              (19,755,000)               (1,749,000)
     Sale of investment securities available for sale ..........................                1,263,497                (2,478,066)
     Net increase in loans .....................................................              (24,428,820)              (20,465,712)
     Purchase of property and equipment ........................................               (1,030,716)               (1,595,108)
                                                                                             ------------              ------------
              Net cash used for investing activities ...........................              (43,951,039)              (26,287,886)

FINANCING ACTIVITIES
     Increase (decrease) in borrowings .........................................               (9,100,000)               11,075,000
     Increase in Trust preferred securities ....................................                4,000,000                         0
     Purchase of common stock ..................................................                        0                  (109,102)
     Proceeds from sale of stock, net ..........................................                   30,560                   662,908
     Net increase in deposits ..................................................               48,797,574                15,876,627
                                                                                             ------------              ------------

              Net cash provided by financing activities ........................               43,728,134                27,505,433

              Increase in cash and due from banks ..............................                1,948,540                 1,874,427


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ...................................                6,627,108                 3,942,566

CASH AND DUE FROM BANKS, END OF PERIOD .........................................             $  8,575,648              $  5,816,993
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

         In April, 2002, the Company declared a ten- percent stock dividend in the Company's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock dividend.


NOTE 4 - Trust Preferred Securities

         In May 2002, the Company issued $4 million of Trust Preferred Securities. These securities are considered Tier 1 capital for regulatory purposes. They have a five-year call date with a maturity date of June 30, 2032. The interest rate on the securities floats quarterly with the three-month LIBOR.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation. Results of operations for the period ending September 30, 2002 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature and are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         The Company's net income for the nine months ended September 30, 2002 was $817,411 or $.62 per basic share, compared to $438,250 or $.38 per basic share, for the nine months ended September 30, 2001. For the quarter ended September 30, 2002, net income was $306,195 or $.23 per basic share compared to $182,075 or $.16 per basic share for the quarter ended September 30, 2001.


NET INTEREST INCOME

         Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,983,507 for the nine months ended September 30, 2002, compared to $3,026,747 for the nine months ended September 30, 2001. For the quarter ended September 30, 2002, net interest income was $1,390,556 compared to $1,099,990 for the quarter ended September 30, 2001.

         Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

         Average earning assets for the nine months ending September 30, 2002 increased to $128.5 million or 32.4 percent from the $97.0 million reported for the nine months ending September 30, 2001. The increase was mainly attributable to the increase in loans supported by a $27.7 million increase in interest bearing liabilities which resulted from the continued growth of the Charleston market area, and the Company's marketing efforts.

         The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2002 and 2001. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities coupled with a 17 basis point increase in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate paid on interest bearing liabilities.

                                                            Nine months ended                             Nine months ended
                                                           September 30, 2002                            September 30, 2001
                                                           ------------------                            ------------------
                                                   Average      Income/       Yield/          Average         Income/        Yield/
ASSETS                                             Balance      expense      rate(1)          Balance         expense       rate(1)
                                                   -------      -------      -------          -------         -------       -------

Federal funds sold ........................   $  9,212,295      $  115,929       1.68%   $  2,060,794      $   71,233          4.61%
Investments ...............................      7,191,420         294,369       5.46       6,854,729         341,142          6.64
                                              ------------      ----------               ------------      ----------
Total investments and
  federal funds sold ......................     16,403,715         410,298       3.34       8,915,523         412,375          6.17
Loans .....................................    112,057,763       6,466,157       7.69      88,121,302       5,989,743          9.06
                                              ------------      ----------               ------------      ----------
Total earning assets ......................    128,461,478       6,876,455       7.14      97,036,825       6,402,118          8.80
                                                                ----------                                 ----------
Other assets ..............................     10,640,492                                  8,655,306
                                              ------------                               ------------
Total assets ..............................   $139,101,970                               $105,692,131
                                              ============                               ============

LIABILITIES
Interest bearing deposits .................   $ 91,643,541      $2,183,441       3.18    $ 66,021,900      $2,563,775          5.18
Other borrowings ..........................     22,301,256         709,507       4.24      20,251,563         811,596          5.34
                                              ------------      ----------               ------------      ----------
Total interest bearing
     Liabilities ..........................    113,944,797       2,892,948       3.39      86,273,463       3,375,371          5.22
                                                                ----------                                 ----------
Non-interest bearing
     Liabilities ..........................     14,264,530                                  9,975,034
                                              ------------                               ------------
Total liabilities .........................    128,209,327       2,892,948       3.01      96,248,497       3,375,371          4.68
                                                                ----------                                 ----------
Equity ....................................     10,892,643                                  9,443,634
                                              ------------                               ------------
Total liabilities and
     Equity ...............................   $139,101,970                               $105,692,131
                                              ============                               ============
Net interest income/margin ................                     $3,983,507       4.13                      $3,026,747          4.16
                                                                ==========                                 ==========
Net interest spread .......................                                      3.75                                          3.58


(1)  Annualized

         As reflected above, for the nine months ended September 30, 2002 the average yield on earning assets was 7.14 percent, while the average cost of interest-bearing liabilities was 3.39 percent. For the nine months ended September 30, 2001 the average yield on earning assets was 8.80 percent and the average cost of interest-bearing liabilities was 5.22 percent. The decrease in the yield on earning assets is attributable to the market rate decreases over the last year. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine months ended September 30, 2002 was 4.13 percent compared to 4.16 percent for the nine months ended September 30, 2001. The decrease in the net-interest margin is primarily attributable to the increased volume in higher cost certificates of deposit, which were generated from a special marketing campaign introduced in April 2002. This campaign was associated with the opening of a new branch. The company raised over $30.0 million with this campaign. The cost of total liabilities was
3.01 percent for the nine months ended September 30, 2002 compared to 4.68 percent for the nine months ended September 30, 2001.

         The following table presents the same information for the three-month period ended September 30, 2002 and 2001.


                                                           Three months ended                            Three  months ended
                                                           September 30, 2002                            September 30, 2001
                                                           ------------------                            ------------------
                                                 Average          Income/       Yield/        Average         Income/        Yield/
ASSETS                                           Balance          expense      rate(1)        Balance         expense       rate(1)
                                                 -------          -------      -------        -------         -------       -------

Federal funds sold ........................   $  8,418,213      $   36,909       1.75%   $  2,046,113      $   17,605          3.44%
Investments ...............................     11,095,591         147,060       5.30       7,384,766         118,041          6.39
Total investments and
     federal funds sold ...................     19,513,804         183,969       3.77       9,430,879         135,646          5.75
Loans .....................................    125,278,208       2,340,002       7.47      95,080,482       2,051,856          8.63
                                              ------------      ----------               ------------      ----------
Total earning assets ......................    144,792,012       2,523,971       6.97     104,511,361       2,187,502          8.37
                                                                ----------                                 ----------
Other assets ..............................     10,044,130                                  8,771,686
                                              ------------                               ------------
Total assets ..............................   $154,836,142                               $113,283,047
                                              ============                               ============

LIABILITIES
Interest bearing deposits .................   $108,487,151         945,565       3.49    $ 68,459,737      $  793,255          4.63
Other borrowings ..........................     21,422,222         187,850       3.51      24,601,395         294,257          4.78
                                              ------------      ----------               ------------      ----------
Total interest bearing
     Liabilities ..........................    129,909,373       1,133,415       3.49      93,061,132       1,087,512          4.67
                                                                ----------                                 ----------
Non-interest bearing
     Liabilities ..........................     13,703,615                                 10,658,943
                                              ------------                               ------------
Total liabilities .........................    143,612,988       1,133,415       3.16     103,720,075       1,087,512          4.19
                                                                ----------                                 ----------
Equity ....................................     11,223,154                                  9,562,972
                                              ------------                               ------------
Total liabilities and
     Equity ...............................   $154,836,142                               $113,283,047
                                              ============                               ============
Net interest income/margin ................                     $1,390,556       3.84                      $1,099,990          4.21
                                                                ==========                                 ==========
Net interest spread .......................                                      3.48                                          3.70

(1)  Annualized

         As reflected above, for the three months ended September 30, 2002 the average yield on earning assets was 6.97 percent, while the average cost of interest-bearing liabilities was 3.49 percent. For the three months ended September 30, 2001 the average yield on earning assets was 8.37 percent and the average cost of interest-bearing liabilities was 4.67 percent. The decrease in the yield on earning assets is attributable to the market interest rate decreases during the last year on the interest earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended September 30, 2002 was 3.84 percent compared to 4.21 percent for the three months ended September 30, 2001. The decrease in the net-interest margin is attributable to the increased volume in higher cost certificates of deposit, which were generated from a special marketing campaign introduced in April 2002. This campaign was associated with the opening of a new branch. The company raised over $30 million with this campaign. The cost of total liabilities was 3.16 percent for the three months ended September 30, 2002 compared to 4.19 percent for the three months ended September 30, 2001.

         The following table presents changes in the Company's net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.


Analysis of Changes in Net Interest Income

                                                                                For the Nine  months ended September 30, 2002
                                                                                 Versus Nine months ended  September 30, 2001
                                                                                 ------------------------  ------------------
                                                                            Volume                  Rate                Net change
                                                                            ------                  ----                ----------
Federal funds sold ..........................................            $   247,263            $  (202,567)            $    44,696
Investments .................................................                 16,767                (63,540)                (46,773)
                                                                         -----------            -----------             -----------
Total investments and federal funds sold ....................                264,030               (266,107)                 (2,077)
Total loans .................................................              1,626,483             (1,150,069)                476,414
                                                                         -----------            -----------             -----------
Total earning assets ........................................              1,890,513             (1,416,176)                474,337
Total interest-bearing liabilities ..........................              1,077,491             (1,559,914)               (482,423)
                                                                         -----------            -----------             -----------
Net interest income .........................................            $   813,022            $   143,738             $   956,760
                                                                         ===========            ===========             ===========

Analysis of Changes in Net Interest Income

                                                                                  For the three months ended September 30, 2002
                                                                                  Versus three months ended September 30, 2001
                                                                                  --------------------------------------------
                                                                                Volume                  Rate              Net change
                                                                                ------                  ----              ----------
Federal funds sold .................................................            $  54,800            $ (35,496)            $  19,304
Investments ........................................................               59,280              (30,261)               29,019
                                                                                ---------            ---------             ---------
Total investments and federal funds sold ...........................              114,080              (65,757)               48,323
Total loans ........................................................              651,516             (363,370)              288,146
                                                                                ---------            ---------             ---------
Total earning assets ...............................................              765,596             (429,127)              336,469
Total interest-bearing liabilities .................................              423,325             (377,422)               45,903
                                                                                ---------            ---------             ---------
Net interest income ................................................            $ 342,271            $ (51,705)            $ 290,566
                                                                                =========            =========             =========

NON-INTEREST INCOME AND EXPENSES

         Non-interest income for the nine months ended September 30, 2002 was $1,333,681, compared to $776,938 for the nine months ended September 30, 2001. The increase is due to gains on securities sold, the increase in the number of deposit accounts generating increased fees on deposits, gain on sale of property and increased volume of loans sold.


         Non-interest expenses for the nine months ended September 30, 2002 were $3,609,491, compared to $2,922,498 for the nine months ended September 30,2001. The increase of $686,993 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Coleman branch in December 2001 and the Johns Island branch in March 2002, as well as the formation of a sales staff and the increase in administrative staff to support the growth of the Company's operations.



         Non-interest income for the three months ended September 30, 2002 was $458,575, compared to $278,559 for the three months ended September 30, 2001. The increase is due to the increase in the number of deposit accounts generating increased fees on deposits and a gain on sale of property.

         Non-interest expenses for the three months ended September 30, 2002 were $1,240,303, compared to $1,020,229 for the three months ended September 30,2001. The increase of $220,074 is mainly attributable to increases in salaries and benefits, occupancy cost, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Coleman branch in December 2001 and the Johns Island branch in March 2002, the formation of a sales staff and the increase in administrative staff to support the growth of the Company's operations.

LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings from the Federal Home Loan Bank are the Company's primary source of funds for credit activities. The Company also has a $3.5 million line of credit with the Bankers Bank of Atlanta. Management believes that the Company's liquidity sources are adequate to meet its normal operating needs.


LOANS

         Commercial loans made up 50.7 percent of the total loan portfolio as of September 30, 2002, totaling $63.6 million. Loans secured by real estate for construction and land development totaled $14.9 million or 11.9 percent of the portfolio while all other loans secured by real estate totaled $42.3 million or
33.7 percent of the total loan portfolio as of September 30, 2002. Installment loans and other consumer loans to individuals comprised $4.6 million or 3.7 percent of the total loan portfolio. The allowance for loan losses was 1.23 percent of loans as of September 30, 2002 compared to 1.20 percent as of December 31, 2001. In management's opinion, the allowance for loan losses is adequate. At September 30, 2002, the Company did not have any loans 90 days delinquent and still accruing interest and had $546,000 of non-accruing loans.

CAPITAL RESOURCES

         The capital base for the Company increased by $4,827,221 for the first nine months of 2002, due to the issuance of $4.0 million of Trust Preferred Securities, operating income, capital raised through the Employee Stock Purchase Plan, offset by unrealized losses on available for sale securities. The Company's tier one capital to asset ratio was 9.6 percent as of September 30, 2002 compared to 9.3 percent as of December 31, 2001.


         The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of September 30, 2002, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained.


                                 Capital Ratios

                                                                                     Well Capitalized      Adequately Capitalized
                                                              Actual                   Requirement              Requirement
                                                              ------                   -----------              -----------
                                                       Amount         Ratio       Amount         Ratio      Amount          Ratio
                                                       ------         -----       ------         -----      ------          -----

Total capital to risk weighted assets ........        $14,596         11.69%     $12,491         10.00%     $ 9,993           8.00%
Tier 1 capital to risk weighted assets .......        $13,056         10.45%     $ 7,494          6.00%     $ 4,997           4.00%

Tier 1 capital to average assets .............        $13,056          8.43%     $ 7,742          5.00%     $ 6,193           4.00%

Item 3.  Controls and Procedures.


         (a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial concluded that the effectiveness of such controls and procedures was adequate.

         (b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits:





b)       Reports on form 8-K.      None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Southcoast Financial Corporation
                                                  Registrant



Date:      November 13, 2002                   By: s/L. Wayne Pearson
     -----------------------                       -----------------------------
                                                   L. Wayne Pearson
                                                   President and Chief Executive
                                                   Officer


Date:      November 13, 2002                   By: s/Robert M. Scott
     -----------------------                       -----------------------------
                                                   Robert M. Scott
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                  CERTIFICATION

         I, L. Wayne Pearson, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Southcoast Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002                    s/L. Wayne Pearson
       --------------------                  -----------------------------------
                                               L. Wayne Pearson
                                               Chief Executive Officer

                                  CERTIFICATION

         I, Robert M. Scott, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Southcoast Financial Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002                          s/Robert M. Scott
     ----------------------                         ----------------------------
                                                    Robert M. Scott
                                                    Chief Financial Officer