Form 10KSB
period 2002-12-31
SOUTHCOAST FINANCIAL CORP
filed 2003-03-31
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002                  File Number 0-25933

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

          Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $11,139,902.

         The aggregate market value of the Common Stock held by non-affiliates on February 28, 2003, was approximately $16,900,000. The Registrant has no non-voting common equity outstanding. As of February 28, 2003, there were 1,322,696 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III


Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [x]

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      1
Item 2   Description of Property ........................................      7
Item 3   Legal Proceedings ..............................................      7
Item 4   Submission of Matters to a Vote of Security Holders ............      7
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......      8
Item 6   Management's Discussion and Analysis or Plan of Operation ......      9
Item 7   Financial Statements ...........................................     21
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     43
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     43
Item 12  Certain Relationships and Related Transactions .................      *
                                     Part IV
Item 13  Exhibits and Reports on  Form 8-K ..............................     44
Item 14  Controls and Procedures ........................................     45

     * Incorporated by reference to the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders

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

         The Bank is a South Carolina state bank incorporated in June, 1998, and which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant, Charleston, Moncks Corner and Johns Island, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant; a second Mt. Pleasant office is located at 602 Coleman Boulevard; the Charleston office is located at 802 Savannah Highway; the Moncks Corner office is located at 337 East Main Street; and the Johns Island office is located at 2753 Maybank Highway.

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

         At March 1, 2003, the Bank employed 63 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.


Competition

         The Bank competes in the Charleston MSA. As of June 30, 2002, 21 banks, savings and loans, and savings banks with 153 branch locations competed in the Charleston MSA. As of June 30, 2002, the Bank held 2.55% of total deposits in the MSA of $4.9 billion.

         Banks generally compete with other financial institutions through the savings products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. Furthermore, out-of-state banks may commence operations and compete in the Bank's primary service area. Many large banking organizations, several of which are controlled by out-of-state ownership, currently operate in the Bank's market area.


         In the conduct of certain areas of its business, the Bank competes with commercial banks, savings and loan associations, credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking services and trust services, that the Bank does not provide. Moreover, most of these competitors have more numerous branch offices located throughout their market areas, a competitive advantage that the Bank does not have to the same degree. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can the Bank.

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

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2002.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover those obligations, during 2002, the FDIC assessed BIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits, and also assessed SAIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently, the FDIC is assessing BIF-insured and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on FICO obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

Gramm-Leach-Bliley Act

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

Item 2.  Description of Property.

         The Company owns the real property at 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 802 Savannah Highway, Charleston; 337 East Main Street, Moncks Corner; and 2753 Maybank Highway, Johns Island. All properties are believed to be well suited for the Company's needs.

Item 3.  Legal Proceedings.

         The Bank is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company's business and operations.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters.


         The common stock of the Company is traded over-the-counter. Quotations of bid and ask information are provided electronically by the National Association of Securities Dealers, Inc.'s Over The Counter Bulletin Board under the symbol "SOCB". The reported high and low bid prices for each quarter of 2002 and 2001 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                 Low                  High
                                                 ---                  ----
                 2002
          Fourth Quarter                        $11.80               $12.45
          Third Quarter                         $11.20               $12.50
          Second Quarter                        $10.00               $12.70
          First Quarter                         $ 8.74               $ 9.55


                 2001
          Fourth Quarter                        $ 8.73               $10.00
          Third Quarter                         $ 8.18               $ 9.27
          Second Quarter                        $ 7.27               $ 9.09
          First Quarter                         $ 7.27               $ 7.77
------------------
*Amounts adjusted to reflect a 10% stock dividend declared March 15, 2002.

         As of February 28, 2002, there were approximately 750 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. At present, the Company's only source of funds with which it could pay dividends is dividend payments from the Bank. South Carolina banking regulations restrict the amount of cash dividends that can be paid to shareholders, and all of the Bank's cash dividends to its shareholder are subject to the prior approval of the South Carolina Commissioner of Banking.

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2002 Annual Report of Southcoast Financial Corporation. This discussion concentrates on the year ended December 31, 2002, compared to the year ended December 31, 2001. Results of operations for the year ended December 31, 2002 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

         This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the financial statements and related notes contained elsewhere herein. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

Critical Accounting Policies

         The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant policies of the Company are described in the notes to the consolidated financial statements.

         Certain accounting policies involve significant judgements and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgements and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgements and assumptions made by management, actual results could differ from these judgements and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

             The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of its consolidated financial statements. Refer to the discussion under the " Allowance for Loan Losses" section of this document and to Note 1 to the consolidated financial statements for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2002 of $1,146,700, or $0.87 per basic share, compared to net income for the year ended December 31, 2001 of $646,417 or $.56 per basic share. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $5,458,216 for 2002 as compared to $4,235,639 for 2001. The Bank also had other operating income (principally service charges, fees and commissions) of $1,767,292 in 2002 and $1,137,382 in 2001. The Bank provided $479,930 and $321,000 to its allowance for loan losses in 2002 and 2001 respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $4,865,978 in 2002 and $4,043,009 in 2001.

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

         During  the year ended  December  31,  2002,  net  interest  income was
$5,458,216. For the year ended December 31, 2001, net interest income was $4,235,639. This increase was primarily attributable to an increase in volume as average interest earning assets increased to $135,808,000 in 2002 from
$100,541,000 in 2001. The increase in volume was attributable to continuing growth of the branch network, as well as the opening of new branches in December 2001 and March 2002. The average yield on interest earning assets decreased from 8.50% to 6.90% from 2001 to 2002, while the average cost of interest bearing liabilities decreased from 4.85% to 3.27%. The net yield on average interest earning assets decreased from 4.21% in 2001 to 4.02% in 2002.

         The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2002 and 2001.

                                                                               Average Balances, Yields and Rates
                                                                                     (Dollars in Thousands)

                                                               Year Ended December 31, 2002       Year Ended December 31, 2001
                                                               -----------------------------    ------------------------------
                                                                              Interest                           Interest
                                                               Average        Income/    Yields/    Average      Income/     Yields/
                                                               Balance(1)     Expense     Rates     Balance(1)   Expense      Rates
                                                               ----------     -------     -----     ----------   -------      -----
Assets
Federal funds sold ........................................      $ 10,581      $  169     1.60%    $  2,058           $82      4.00%

Investment securities .....................................         7,402         315     4.27%       7,308           458      6.27%
Loans (2) (3) .............................................       117,825       8,888     7.54%      91,175         8,003      8.78%
                                                                 --------      ------     -----    --------         -----      -----
  Total interest earning assets ...........................       135,808       9,372     6.90%     100,541         8,543      8.50%
Other assets ..............................................        10,430                             8,705
                                                                 --------                          --------
  Total assets ............................................      $146,238                          $109,246
Liabilities and shareholders' equity
Interest bearing deposits .................................      $ 96,864       2,805     2.90%    $ 66,871        $3,269      4.89%
Trust preferred and FHLB advances .........................        22,827       1,109     4.86%      22,013         1,039      4.72%
                                                                 --------      ------     -----    --------         -----      -----
    Total interest bearing liabilities ....................       119,691       3,914     3.27%      88,884         4,308      4.85%
Noninterest bearing demand deposits .......................        13,960                            10,169
Other liabilities .........................................           459                               541
                                                                 --------                          --------

    Total liabilities .....................................       134,110                            99,594
Shareholders' equity ......................................        12,128                             9,652
                                                                 --------                          --------
  Total liabilities and  shareholders' equity .............      $146,238                          $109,246
Interest rate spread (4) ..................................                               3.63%                                3.65%
Net interest income and net yield .........................                    $5,458     4.02%                    $4,235      4.21%
  on earning assets (5)
Interest free funds supporting earning assets (6) .........       $16,117                          $ 11,657

(1)  Average balances are computed on a daily basis.
(2)  Does not include non-accruing loans
(3)  Includes loan fees of $671 in 2002 and $438 in 2001.
(4) Total interest earning assets yield less total interest bearing liabilities rate.
(5)  Net interest income divided by total interest earning assets.
(6)  Total interest earning assets less total interest bearing liabilities.

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

                                                     Year Ended December 31,
                                                      2002 compared to 2001
                                                 Increase (Decrease) Due to
                                               ---------------------------------
                                                     (Dollars in Thousands)
                                               Volume        Rate         Change
                                               ------        ----         ------
Interest earned on:
  Federal Funds Sold .....................     $   341     $  (254)     $    87
  Investments ............................           6        (149)        (143)
  Net Loans ..............................       2,340      (1,455)         885
                                               -------     -------      -------

Total Interest Income ....................       2,687      (1,858)         829
                                               -------     -------      -------
Interest paid on:
  Deposits ...............................       1,467      (1,931)        (464)

  Trust Preferred and FHLB advances ......          38          32           70
                                               -------     -------      -------

Total Interest Expense ...................       1,505      (1,899)        (394)
                                               -------     -------      -------

Change in Net Interest Income ............     $ 1,182     $    41      $ 1,223
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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, repricing rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 2002 of $10,794,000 for a cumulative gap ratio of 1.09%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

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

                          Interest Sensitivity Analysis

                                                                                            December 31, 2002
                                                                                            -----------------
                                                               Within           4-12          Over 1-5      Over 5
                                                              3 Months         Months          Years         Years           Total
                                                              --------         ------          -----         -----           -----
                                                                                           (Dollars in thousands)
Interest earning assets
   Time deposits in other banks ........................      $  1,406       $      0        $      0       $      0        $  1,406
   Federal funds sold ..................................        14,583              0               0              0          14,583
   Other investments ...................................         3,221              0           4,042              0           7,263
   Loans
      Fixed rate .......................................        13,302          8,427          10,177          8,273          40,179
      Variable rate ....................................        37,342         50,216           7,609          1,039          96,206
                                                              --------       --------        --------       --------        --------
        Total interest earning assets ..................      $ 69,854       $ 58,643        $ 21,828       $  9,312        $159,637
                                                              ========       ========        ========       ========        ========

Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts ............      $  3,497       $  2,043        $  1,362       $    681        $  7,583
      Savings ..........................................        11,543          4,811           3,208          1,604          21,166
      Time deposits $100M and over .....................         6,812        17 ,778             988              0          25,578
      Other time deposits ..............................        16,672         37,347           6,193            723          60,935
                                                              --------       --------        --------       --------        --------
        Total interest bearing deposits ................        38,524         61,979          11,751          3,008         115,262
     Trust Preferred and FHLB advances .................        17,200              0           5,800         11,500          34,500
                                                              --------       --------        --------       --------        --------

        Total interest bearing liabilities .............      $ 55,724       $ 61,979        $ 17,551       $ 14,508        $149,762
                                                              ========       ========        ========       ========        ========

Interest sensitivity gap ...............................      $ 14,130       $ (3,336)       $  4,277       $ (5,196)
Cumulative interest sensitivity gap ....................      $ 14,130       $ 10,794        $ 15,071       $  9,875

Gap ratio ..............................................          1.25%          0.95%           1.24%           0.64%
Cumulative gap ratio ...................................          1.25%          1.09%           1.11%           1.07%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for estimated loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate to provide for probable losses which have been incurred in the loan portfolio as of the balance sheet date, although the exact amount of such losses and the specific loans cannot be identified yet. The Bank provided $479,930 and $321,000 to the allowance during the years ended December 31, 2002 and 2001, respectively. The increase was attributable to the increase in loans outstanding.

Other Non-Interest Income

               Other non- interest income, which consists primarily of service fees on deposit accounts, fees on loans sold and other fee income, increased by $629,910 or 55% for the year ended December 31, 2002. The increase is primarily the result of increases in deposit accounts, the increased volume of loans sold and rental income.

Other Non- Interest Expenses

         Other non- interest expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing expenses, totaled $4,865,978 for the year ended December 31, 2002 as compared to $4,043,009 for the year ended December 31, 2001. The increase in expenses was due to normal increases in salary and benefits, increases in staff and facilities needed to support the increase in assets and the opening of the new branch offices.

Income Taxes

         During the year ended December 31, 2002, the Bank recorded a tax expense of $732,900 compared to $362,595 for the year ended December 31, 2001. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes.

Investment Portfolio

         As of December 31, 2002, the Bank's investment portfolio comprised approximately 3.3% of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2002 and at December 31, 2001. Available-for-sale securities are stated at estimated fair value. The Bank had no securities which were held for investment at December 31, 2002 or 2001.

                        Securities Portfolio Composition

                                                               December 31, 2002                     December 31, 2001
                                                               -----------------                     -----------------
                                                                      Net                                      Net
                                                                   Unrealized                               Unrealized
                                                          Book      Holding           Fair         Book       Holding        Fair
                                                         Value    Gain/(Loss)         Value        Value    Gain/(Loss)      Value
                                                         -----    ----------          -----        -----    -----------      -----
                                                                                     (Dollars in thousands)
Available for sale:
         U. S. Agency obligations ..............        $4,885        $   63        $4,948        $6,188        $  105        $6,293
               Other investments ...............         1,000             0         1,000           500             0           500
                                                        ------        ------        ------        ------        ------        ------
                                                        $5,885        $   63        $5,948        $6,688        $  105        $6,793
                                                        ======        ======        ======        ======        ======        ======

The following table presents maturities and weighted average yields of debt securities available for sale at December 31, 2002. Available-for-sale securities are stated at estimated fair value and held-for-investment securities are stated at amortized cost. The Bank had no held-for-investment securities at December 31, 2002.

                                    Securities Portfolio Maturities and Yields

                                                            December 31, 2002
                                                            -----------------
                                                          Book
                                                          Value           Yield
                                                          -----           -----
                                                          (Dollars in thousands)
U. S. Government Agency obligations
         Due from one to five years ...............         $4,000         4.23%
         Due from five to ten years ...............              -            -
         Due after ten years ......................            885         5.76%
                                                            ------
                  Total ...........................         $4,885         4.51%
                                                            ======


Other Investments
         Due from one to five years ...............         $    -            -
         Due from five to ten years ...............              -            -
         Due after ten years ......................          1,000         4.25%
                                                            ------
                  Total ...........................         $1,000         4.25%
                                                            ======

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans. Nearly all of the loans are to borrowers or secured by real estate located in the Bank's market area.

         The amount of loans outstanding at December 31, 2002 and 2001, are shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                            December 31,
                                                            ------------
                                                       2002             2001
                                                       ----             ----
                                                       (Dollars in thousands)
Commercial .................................        $  78,793         $  45,435
Real estate - Construction .................           16,826               103
Real estate - Mortgage .....................           35,649            46,553
Consumer ...................................            5,117             4,861
                                                    ---------         ---------
    Total loans ............................          136,385            96,952
Less allowance for loan losses .............           (1,656)           (1,215)
                                                    ---------         ---------
                                                    $ 134,729         $  95,737
                                                    =========         =========

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

         Loans secured by real estate mortgages comprised nearly 23% of the Bank's loan portfolio at December 31, 2002. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

               The change in the loan mix at December 31, 2002 from year-end December 31, 2001 is the direct result of management's decision to sell the majority of its mortgage loans and the continuation of a strong commercial market in the Charleston area.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 2002, as well as the type of interest requirement on such loans.

                                                                                                 December 31, 2002
                                                                                                 -----------------
                                                                             One Year          One to        Five Years
                                                                              Or Less        Five Years       or More          Total
                                                                              -------        ----------       -------          -----
                                                                                               (Dollars in thousands)

Commercial, financial and industrial ...............................        $ 62,253        $ 14,752        $  1,608        $ 78,613
Real estate - construction .........................................          13,687           3,284               0          16,971
Real estate - mortgage .............................................          13,608           9,174           8,625          31,407
Consumer installment ...............................................           6,894           2,327             173           9,394
                                                                            --------        --------        --------        --------
         Total loans ...............................................        $ 96,442        $ 29,537        $ 10,406        $136,385

Predetermined rate, maturity greater  than one year ................                        $ 10,177        $  8,273        $ 18,450

Variable rate or maturity within one year ..........................        $ 96,442        $ 19,360        $  2,133        $117,935

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2002, the Bank had $101,854 of non-accrual loans and there were no loans 90 days or more past due as to principal or interest that were not included in nonaccrual loans. The gross interest income which would have been recorded under the original terms of the loans amounted to $4,462 in 2002. At December 31, 2001 the Bank had $814,982 of non-accrual loans and there were no loans 90 days or more past due as to principal or interest that were not included in nonaccrual loans.

Potential Problem Loans

         Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. There were no loans determined by management to be potential problem loans at December 31, 2002.

Real Estate Owned

         The Bank had no real estate owned pursuant to foreclosure or in-substance foreclosure at either December 31, 2001 or 2002. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.


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

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of probable losses which had been incurred in the loan portfolio as of December 31, 2002.

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

                         Summary of Loan Loss Experience

                                                                                                       Year Ended
                                                                                                       ----------
                                                                                      December 31, 2002            December 31, 2001
                                                                                      -----------------            -----------------
                                                                                                 (Dollars in thousands)

Total loans outstanding at end of period ...........................................               $136,385                $ 96,952
Average amount of loans outstanding ................................................                117,825                  91,175

Balance of allowance for loan losses - beginning ...................................                  1,215                     941
Loans charged off ..................................................................                     39                      47
                                                                                                   --------                --------

        Total charge-offs ..........................................................                     39                      47

Recoveries of loans previously charged-off .........................................                      0                       0
                                                                                                   --------                --------

Net charge-offs ....................................................................                     39                      47

Additions to allowance charged to expense ..........................................                    480                     321
                                                                                                   --------                --------

Balance of allowance for loan losses - ending ......................................               $  1,656                $  1,215
                                                                                                   --------                --------
Ratios
     Net charge-offs during period to average
        loans outstanding during period ............................................                   0.03%                   0.05%
     Net charge-offs to loans at end of period .....................................                   0.03%                   0.05%
     Allowance for loan losses to average loans ....................................                   1.41%                   1.33%
     Allowance for loan losses
         to loans at end of period .................................................                   1.21%                   1.25%
     Allowance for loan losses to nonperforming loans
        at end of period ...........................................................                1625.86%                 149.07%
     Net charge-offs to allowance for loan losses ..................................                   2.36%                   3.86%
     Net charge-offs to provision for loan losses ..................................                   8.13%                  14.64%



Deposits

         The average amounts and the average rates paid of deposits held by the Bank for the years ended December 31, 2002 and 2001 are summarized below:

                                                                                                 Deposits
                                                                                         (Dollars in Thousands)
                                                                            December 31, 2002               December 31, 2001
                                                                            -----------------               -----------------
                                                                           Amount           Rate            Amount         Rate
                                                                           ------           ----            ------         ----
Noninterest bearing demand ...................................          $ 13,960              .00%        $ 10,169          .00%
Interest bearing transaction accounts ........................             8,234             0.59            7,407         2.32
Savings ......................................................            18,195             1.85           15,869         3.65
Time deposits - $100M and over ...............................            21,560             3.61           13,443         5.76
Other time deposits ..........................................            48,875             3.38           30,152         5.65
                                                                        --------                          --------

         Total deposits ......................................          $110,824             2.53%          77,040         4.24%
                                                                                                          ========

         As of December 31, 2002, the Bank held $25,578,000 in time deposits of $100,000 or more ("Jumbo Certificates"), with approximately $6,812,000 with maturities within three months, $9,762,000 with maturities over three through six months, $8,016,000 with maturities over six through twelve months, and $988,000 with maturities over twelve months. Wholesale time deposits (certificates held by corporations, banks, credit unions, etc., on a national level) totaled $20,255,000 as of December 31, 2002. It is a common industry practice not to consider these Jumbo Certificates and wholesale time deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. Wholesale time and Jumbo Certificates deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources of cash to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.


Trust Preferred Securities

                On May 3, 2002 and December 16, 2002, in two separate transactions, Southcoast Capital Trust I and II (the "Capital Trusts"), wholly -owned subsidiaries of the Company, issued and sold a total of 11,000 floating rate securities, with $1,000 liquidation amount per security, (the "Capital Securities") to institutional buyers in a pooled trust preferred issue. The Capital Securities, which are reported on the consolidated balance sheet as trust preferred debt, generated proceeds of $11.0 million. The Capital Trusts loaned these proceeds to the Company to use for general corporate purposes. The trust preferred debt qualifies as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.

                  Debt issuance costs, net of accumulated amortization, from trust preferred debt totaled $378,000 at December 31, 2002 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $28,061 and is reported in other expenses on the consolidated income statement.


Short-Term Borrowings

              At December 31, 2002 and 2001, the Company had outstanding borrowings due within one year of $9.7 million and $12.3 million, respectively. With the exception of $3.5 million outstanding at December 31, 2002 on which the interest rate was fixed at 3.60%, all of the short-term borrowings were at variable interest rates, which were 1.30% at December 31, 2002, and a weighted average rate of 1.85% at December 31, 2001. All of the short-term borrowings were from the Federal Home Loan Bank of Atlanta or the Bankers Bank and were collateralized by lender stock and certain residential mortgage loans. The maximum amount of such borrowings at any month end was $6.2 million for 2002 and $9.8 million for 2001. The approximate average amount of such borrowings and average weighted interest rate was $3.1 million and 1.66% for 2002 and $5.1 million and 3.41% for 2001.

Return on Equity and Assets

               The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2002 and 2001.

                                                 Years Ended December 31,
                                                 ------------------------
                                                   2002            2001
                                                   ----            ----

               Return on  assets .............      .78%           0.59%

               Return on  equity .............     9.45%           6.69%
               Dividend payout ratio .........     0.00%           0.00%
               Equity to asset ratio .........     8.29%           8.85%

              The return on assets and equity improved significantly from 2001 to 2002 but is still below levels typically found in community banks in South Carolina. The Bank has opened five offices since June 1998. In each case, the Bank has incurred substantial preopening and start up expenses which have reduced net income. The Bank plans to open an additional branch in 2003 and may open additional branches when it appears that doing so would be advantageous to the Bank. Any such additional openings will be likely to reduce earnings, at least temporarily.

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less Jumbo Certificates and wholesale time deposits) provide a relatively stable funding base, and were equal to 65.70% of total deposits at December 31, 2002. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At December 31, 2002, the Bank had borrowed $23.5 million from the FHLB of Atlanta and had the ability to borrow up to 30% of assets or an additional $3.2 million. The Bank also has $3.5 million available through lines of credit with other banks as an additional source of liquidity funding. At December 31, 2002, the Bank had outstanding commitments to make up to $18,834,105 in loans as well as standby letters of credit of $418,032. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.


Capital Resources

         The equity capital of the Company increased by $1,159,960 during 2002 as the result of net operating income of $1,146,700, proceeds of $39,202 generated by the sale of 4,498 of its common shares through an employee stock purchase plan, and offset by a net decrease of unrealized gains in the investment portfolio of $25,942. Book value per share at December 31, 2002, was $9.61 as compared to $8.77 at December 31, 2001.

         The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         The Bank's December 31, 2002 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                    To be well
                                                                                                                   capitalized
                                                                                                                   Under prompt
                                                                                          For capital               corrective
                                                                                       Adequacy purposes        action provisions
                                                                                       -----------------        -----------------
                                                                Actual                      Minimum                  Minimum
                                                                ------                      -------                  -------
                                                         Amount         Ratio          Amount      Ratio         Amount     Ratio
                                                         ------         -----          ------      -----         ------     -----
                                                                                  (Dollars in thousands)
As of December 31, 2002
   Total Capital (to risk
      Weighted assets) ..............................       $17,107         12.8%       $10,681       8.0%        $13,351     10.0%
   Tier 1 Capital (to risk
      Weighted assets) ..............................        15,451         11.6%         5,341       4.0%          8,011       6.0
   Tier 1 Capital (to average
      Assets)(leverage) .............................        15,451          9.2%         6,706       4.0%          8,382       5.0

Off Balance Sheet Risk

         The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At December 31, 2002, the Bank had issued commitments to extend credit of $18,834,105 of home equity lines of credit, construction loans, and commercial lines of credit.

         The commitments expire over periods from six months to ten years. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

         In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet a contractual obligation to the third party. Standby letters of credit totaled $418,032 at December 31, 2002. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings. There were no obligations under cancelable operating lease arrangements at December 31, 2002.


Inflation

         Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also, general increases in the prices of goods and services will result in increased operating expenses.

Item 7.   Financial Statements.












               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Southcoast Financial Corporation and Subsidiary
Mt. Pleasant, South Carolina


       We have audited the accompanying consolidated balance sheets of Southcoast Financial Corporation and Subsidiary (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southcoast Financial Corporation and Subsidiary at December 31, 2002 and 2001 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




Elliott Davis, LLC
Greenville, South Carolina
February 13, 2003

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                               December 31,
                                                                                                               ------------
                                                                                                         2002                2001
                                                                                                         ----                ----
                                                          ASSETS
CASH AND DUE FROM BANKS ......................................................................       $  5,489,586       $  6,627,108

FEDERAL FUNDS SOLD ...........................................................................         14,583,000            560,000
                                                                                                     ------------       ------------

          Cash and cash equivalents ..........................................................         20,072,586          7,187,108

INVESTMENT SECURITIES
    Available for sale .......................................................................          5,948,452          6,793,358
    Federal Home Loan Bank stock, at cost ....................................................          1,315,000          1,490,000

LOANS HELD FOR SALE ..........................................................................          8,682,559          4,125,049

LOANS, NET ...................................................................................        134,729,227         95,737,280

PROPERTY AND EQUIPMENT, NET ..................................................................          8,054,485          7,748,698

OTHER ASSETS .................................................................................          2,366,408          1,227,427
                                                                                                     ------------       ------------

          Total assets .......................................................................       $181,168,717       $124,308,920
                                                                                                     ============       ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
       Noninterest bearing ...................................................................       $ 17,393,322       $ 12,667,145
       Interest bearing ......................................................................        115,262,096         69,188,562
                                                                                                     ------------       ------------

          Total deposits .....................................................................        132,655,418         81,855,707

OTHER BORROWINGS .............................................................................         23,500,000         30,400,000

OTHER LIABILITIES ............................................................................          1,303,847            503,721
                                                                                                     ------------       ------------

          Total liabilities ..................................................................        157,459,265        112,759,428
                                                                                                     ------------       ------------

TRUST PREFERRED DEBT .........................................................................         11,000,000                  -

COMMITMENTS AND CONTINGENCIES - Notes 10 and 14

SHAREHOLDERS' EQUITY
    Common stock, no par value, 20,000,000 shares authorized,
       1,321,996 and 1,197,482 shares issued in 2002 and
       2001, respectively ....................................................................         11,378,910         11,339,708
    Retained earnings ........................................................................          1,289,321            142,621
    Accumulated other comprehensive income ...................................................             41,221             67,163
                                                                                                     ------------       ------------

          Total shareholders' equity .........................................................         12,709,452         11,549,492
                                                                                                     ------------       ------------

          Total liabilities and shareholders' equity .........................................       $181,168,717       $124,308,920
                                                                                                     ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                              For the years ended December 31,
                                                                                              --------------------------------
                                                                                         2002             2001               2000
                                                                                         ----             ----               ----
INTEREST INCOME
    Loans and fees on loans ..................................................        $8,888,033        $8,002,876        $6,013,810
    Investment securities ....................................................           315,742           457,881           329,433
    Federal funds sold .......................................................           168,835            82,334           129,432
                                                                                      ----------        ----------        ----------

          Total interest income ..............................................         9,372,610         8,543,091         6,472,675

INTEREST EXPENSE
    Deposits .................................................................         2,805,306         3,210,328         2,824,491
    Other borrowings .........................................................           945,147         1,097,124           670,375
    Trust preferred debt .....................................................           163,941                 -                 -
                                                                                      ----------        ----------        ----------

          Total interest expense .............................................         3,914,394         4,307,452         3,494,866

          Net interest income ................................................         5,458,216         4,235,639         2,977,809

PROVISION FOR POSSIBLE LOAN LOSSES ...........................................           479,930           321,000           120,000
                                                                                      ----------        ----------        ----------

          Net interest income after provision for possible loan
            losses ...........................................................         4,978,286         3,914,639         2,857,809

NONINTEREST INCOME
    Service fees on deposit accounts .........................................           640,552           419,267           238,548
    Fees on loans sold .......................................................           647,941           598,857           267,402
    Gain on sale of investment securities ....................................           198,516                 -                 -
    Other ....................................................................           280,283           119,258           141,763
                                                                                      ----------        ----------        ----------

          Total noninterest income ...........................................         1,767,292         1,137,382           647,713
                                                                                      ----------        ----------        ----------

NONINTEREST EXPENSES
    Salaries and employee benefits ...........................................         2,917,092         2,456,106         1,980,444
    Occupancy ................................................................           327,129           253,867           146,541
    Furniture and equipment ..................................................           502,784           394,284           347,448
    Advertising and public relations .........................................           111,696            70,996            70,561
    Professional fees ........................................................           164,480           195,073           111,156
    Travel and entertainment .................................................           150,655           186,470           128,349
    Telephone, postage and supplies ..........................................           280,538           237,104           207,921
    Insurance ................................................................            89,685            99,940            59,058
    Other operating ..........................................................           321,919           149,169           135,580
                                                                                      ----------        ----------        ----------

          Total noninterest expenses .........................................         4,865,978         4,043,009         3,187,058
                                                                                      ----------        ----------        ----------

          Income before income taxes .........................................         1,879,600         1,009,012           318,464

INCOME TAX EXPENSE ...........................................................           732,900           362,595           108,113
                                                                                      ----------        ----------        ----------

          Net income .........................................................        $1,146,700        $  646,417        $  210,351
                                                                                      ==========        ==========        ==========

BASIC NET INCOME PER COMMON SHARE ............................................        $     0.87        $     0.56        $     0.17
                                                                                      ==========        ==========        ==========

DILUTED NET INCOME PER COMMON SHARE ..........................................        $     0.83        $     0.54        $     0.17
                                                                                      ==========        ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
       Basic .................................................................         1,320,425         1,159,827         1,217,697
                                                                                      ==========        ==========        ==========

       Diluted ...............................................................         1,373,526         1,196,689         1,236,759
                                                                                      ==========        ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2002, 2001 and 2000

                                                                                                            Accumu-
                                                                                                             lated
                                                                                                             other
                                                                                                             compre-       Total
                                                                Common stock             Retained            hensive       share-
                                                                ------------             earnings            income       holders'
                                                            Shares        Amount         (deficit)           (loss)        equity
                                                            ------        ------         ---------           ------        ------
Balance, December 31, 1999 .........................      1,047,987    $ 10,520,053    $   (714,147)   $    (85,108)   $  9,720,798
                                                                                                                       ------------
     Net income ....................................              -               -         210,351               -         210,351
     Other comprehensive income:
        Unrealized holding gains on securities
           available for sale, net of income taxes
           taxes of $37,253 ........................              -               -               -          72,315          72,315
                                                                                                                       ------------
     Comprehensive income ..........................                                                                        282,666
     Repurchase of stock ...........................       (101,651)       (861,834)              -               -        (861,834)
     Employee stock purchase plan ..................          1,536          10,936               -               -          10,936
                                                       ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000 .........................        947,872       9,669,155        (503,796)        (12,793)      9,152,566
                                                                                                                       ------------
     Net income ....................................              -               -         646,417               -         646,417
     Other comprehensive income:
        Unrealized holding gains on securities
           available for sale, net of income taxes
           taxes of $44,368 ........................              -               -               -          79,956          79,956
                                                                                                                       ------------
                                                                                                                            726,373
     Comprehensive income
     Stock dividend (10%) ..........................         93,756               -               -               -               -
     Stock offering (net of offering
       costs of $37,163) ...........................        159,677       1,719,936               -               -       1,719,936
     Repurchase of stock ...........................        (11,775)       (109,103)              -               -        (109,103)
     Employee stock purchase plan ..................          7,952          59,720               -               -          59,720
                                                       ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001 .........................      1,197,482      11,339,708         142,621          67,163      11,549,492
                                                                                                                       ------------
     Net income ....................................              -               -       1,146,700               -       1,146,700
     Other comprehensive income:
       Unrealized holding gains on securities
           available for sale, net of income
           taxes of $59,928 ........................              -               -               -          96,542               -
       Less reclassification adjustment for gains
           included in net income, net of income
           taxes of $76,093 ........................              -               -               -        (122,484)        (25,942)
                                                                                                       ------------    ------------
                                                                                                                          1,120,758
     Comprehensive income
     Stock dividend (10%) ..........................        120,016               -               -               -               -
     Employee stock purchase plan ..................          4,498          39,202               -               -          39,202
                                                       ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2002 .........................      1,321,996    $ 11,378,910    $  1,289,321    $     41,221    $ 12,709,452
                                                       ============    ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the years ended December 31,
                                                                                        --------------------------------
                                                                                   2002                2001                 2000
                                                                                   ----                ----                 ----
OPERATING ACTIVITIES
    Net income ......................................................        $  1,146,700         $    646,417         $    210,351
    Adjustments to reconcile net income to net cash
       used for operating activities
       Deferred income taxes ........................................              54,477              (27,005)              98,647
       Provision for possible loan losses ...........................             479,930              321,000              120,000
       Depreciation and amortization ................................             533,881              427,539              328,865
       Origination of loans held for sale ...........................         (47,417,411)         (49,032,706)         (15,657,337)
       Proceeds from sale of loans held for sale ....................          42,859,901           45,464,327           15,100,667
       Gain on sale of investment securities ........................            (198,516)                   -                    -
       (Increase) decrease in other assets ..........................            (741,196)               8,185             (789,494)
       Increase (decrease) in other liabilities .....................             800,126              (75,448)             196,277
                                                                             ------------         ------------         ------------

            Net cash used for operating activities ..................          (2,482,108)          (2,267,691)            (392,024)
                                                                             ------------         ------------         ------------

INVESTING ACTIVITIES
    Proceeds from sale of investment securities .....................          11,481,876                    -                    -
    Purchase of investment securities ...............................         (10,500,000)          (3,199,761)            (994,531)
    Sale of Federal Home Loan Bank stock ............................             175,000                    -                    -
    Increase in loans, net ..........................................         (39,471,877)         (22,180,516)         (30,844,343)
    Purchase of property and equipment ..............................          (1,256,326)          (1,987,154)          (1,973,789)
                                                                             ------------         ------------         ------------

          Net cash used for investing activities ....................         (39,571,327)         (27,367,431)         (33,812,663)
                                                                             ------------         ------------         ------------

FINANCING ACTIVITIES
    Increase (decrease) in other borrowings .........................          (6,900,000)          14,700,000            9,325,096
    Proceeds from trust preferred debt ..............................          11,000,000                    -                    -
     Payments made on other borrowings ..............................                   -             (525,000)                   -
    Purchase of common stock ........................................                   -             (109,103)            (861,834)
    Proceeds from sale of stock, net ................................              39,202            1,779,656               10,936
    Net increase in deposits ........................................          50,799,711           15,684,111           27,926,644
                                                                             ------------         ------------         ------------

            Net cash provided by financing activities ...............          54,938,913           31,529,664           36,400,842
                                                                             ------------         ------------         ------------

            Net increase in cash and cash equivalents ...............          12,885,478            1,894,542            2,196,155

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................           7,187,108            5,292,566            3,096,411
                                                                             ------------         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ..............................        $ 20,072,586         $  7,187,108         $  5,292,566
                                                                             ============         ============         ============

CASH PAID FOR
    Interest ........................................................        $  3,672,370         $  4,370,814         $  3,332,332

                                                                             ============         ============         ============

    Income taxes ....................................................        $    363,779         $    377,300            $       -
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

   Investment securities
     The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

     1. Available for sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income). Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are amortized into interest income by a method that approximates a level yield.

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

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2002 and 2001, the Company had no impaired loans.

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

   Debt issuance costs
     Trust preferred debt issuance costs are amortized over the life of the debt using the straight-line method, which approximated the effective yield method.

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

   Net income per common share
     Net income per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. On March 15, 2002 and 2001, the Company declared a ten percent stock dividend. Per share amounts have been retroactively restated to reflect the stock dividends.

   Statement of cash flows
     For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due From Banks" and "Federal Funds Sold." Cash and cash equivalents have an original maturity of three months or less.

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

                                                                     (Continued)

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

          Other borrowings and trust preferred debt - For other borrowings that reprice frequently, fair values are based on carrying values. Fair values for all other borrowings are estimated using discounted cash flow analyses, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

          Off-balance sheet instruments - Fair values of off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

   Stock based compensation
     The Company has a stock-based employee compensation plan which is further described in Note 16. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                     2002                2001                2000
                                                                                     ----                ----                ----

Net income, as reported .................................................         $1,146,700         $  646,417         $   210,351
Deduct:  Total stock-based employee compensation
     expense determined under fair value based method,
     net of related tax effects .........................................            (19,375)           (31,763)            (28,368)
                                                                                  ----------         ----------         -----------

Pro forma net income ....................................................         $1,127,325         $  614,654         $   181,983
                                                                                  ==========         ==========         ===========

Net income per common share:
     Basic - as reported ................................................         $     0.87         $     0.56         $      0.17
                                                                                  ==========         ==========         ===========
     Basic - pro forma ..................................................         $     0.85         $     0.53         $      0.15
                                                                                  ==========         ==========         ===========

     Diluted - as reported ..............................................         $     0.83         $     0.54         $      0.17
                                                                                  ==========         ==========         ===========
     Diluted - pro forma ................................................         $     0.82         $     0.51         $      0.15
                                                                                  ==========         ==========         ===========

                                                                     (Continued)

         The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate was
5.90 percent, the expected option life was five years and the assumed dividend rate was zero.


Recently Issued Accounting Standards
     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must also be recorded. The provisions of SFAS No. 143 were adopted by the Company on January 1, 2003 with no impact on financial position and results of operations.

     In April 2002, The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases." This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 had no impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no impact on financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, "Business Combinations." This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

                                                                     (Continued)

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

   Reclassifications
     Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported shareholders' equity or net income.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2002 and 2001 these required reserves were met by vault cash.


NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend the excess to other banks on a daily basis. As of December 31, 2002 and 2001, federal funds sold amounted to $14,583,000 and $560,000, respectively.

NOTE 4 - INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities are as follows:

                                                                                            December 31, 2002
                                                                                            -----------------
                                                                                             Gross unrealized
                                                                        Amortized            ----------------              Fair
                                                                          cost            Gains          Losses            value
                                                                          ----            -----          ------            -----

Available for sale
  Federal agencies .............................................      $4,885,567      $   62,885       $           -      $4,948,452
  Other ........................................................       1,000,000               -                   -       1,000,000
                                                                      ----------      ----------      --------------      ----------

       Total investment securities available for sale ..........      $5,885,567      $   62,885       $           -      $5,948,452
                                                                      ==========      ==========      ==============      ==========

                                                                                            December 31, 2001
                                                                                            -----------------
                                                                                             Gross unrealized
                                                                        Amortized            ----------------              Fair
                                                                          cost            Gains          Losses            value
                                                                          ----            -----          ------            -----

Available for sale
  Federal agencies ..............................................     $6,188,417      $  104,941      $           -       $6,293,358
  Other .........................................................        500,000               -                  -          500,000
                                                                      ----------      ----------      -------------       ----------

       Total investment securities available for sale ...........     $6,688,417      $  104,941      $           -       $6,793,358
                                                                      ==========      ==========      =============       ==========

           The amortized costs and fair values of investment securities available for sale at December 31, 2002, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                  Amortized
                                                                                                     Cost                 Fair value
                                                                                                     ----                 ----------

Due after one but within five years ................................................              $4,000,000              $4,042,216
Due after ten years ................................................................               1,885,567               1,906,236
                                                                                                  ----------              ----------

        Total investment securities available for sale .............................              $5,885,567              $5,948,452
                                                                                                  ==========              ==========

           All of the investment securities (with an aggregate amortized cost of $5,885,567 ($5,948,452 fair value)) at December 31, 2002 were pledged to secure public deposits and for other purposes, as required or permitted by law.

Federal Home Loan Bank stock, at cost
           The  Bank,  as a member  institution  of the  Federal  Home Loan Bank
(FHLB), is required to own capital stock in the FHLB based generally upon the balance of residential mortgage loans pledged and FHLB borrowings. The stock is pledged to secure FHLB borrowings. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

NOTE 5 - LOANS

           The composition of loans by major loan category is presented below:

                                                           December 31,
                                                           ------------
                                                      2002               2001
                                                      ----               ----

Commercial ...............................     $  78,793,240      $  45,435,061
Real estate - construction ...............        16,826,295            103,274
Real estate - mortgage ...................        35,648,564         46,552,537
Consumer .................................         5,117,388          4,861,572
                                               -------------      -------------

                                                 136,385,487         96,952,444
Allowance for possible loan losses .......        (1,656,260)        (1,215,164)
                                               -------------      -------------

                                               $ 134,729,227      $  95,737,280
                                               =============      =============

           At December 31, 2002 and 2001, non-accrual loans totaled $101,854 and $814,982, respectively. The gross interest income which would have been recorded under the original terms of the loans amounted to $4,462, $28,224, and $10,636 in 2002, 2001 and 2000, respectively. As of December 31, 2002, loans totaling $31,517,000 were pledged to the FHLB as collateral for borrowings from the FHLB (see Note 8).

           The following is a summary of the activity within the allowance for possible loan losses for the periods presented:

                                                                                       For the years ended December 31,
                                                                                       --------------------------------
                                                                            2002                    2001                     2000
                                                                            ----                    ----                     ----

Balance, beginning of year .................................            $ 1,215,164             $   940,758             $   835,000
Provision for possible loan losses .........................                479,930                 321,000                 120,000
Loans charged-off ..........................................                (38,834)                (46,594)                (14,242)
                                                                        -----------             -----------             -----------

Balance, end of year .......................................            $ 1,656,260             $ 1,215,164             $   940,758
                                                                        ===========             ===========             ===========

NOTE 6 - PROPERTY AND EQUIPMENT

           Components of property and equipment are as follows:

                                                                                                               December 31,
                                                                             Estimated                         ------------
                                                                            Useful lives               2002                   2001
                                                                            ------------               ----                   ----

Land ...........................................................                                    $2,085,766            $1,780,528
Furniture and equipment ........................................            3 - 10 years             2,262,699             2,195,571
Buildings and improvements .....................................            5 - 40 years             4,703,672             4,620,122
                                                                                                    ----------            ----------
                                                                                                     9,052,137             8,596,221
Less accumulated depreciation ..................................                                       997,652               847,523
                                                                                                    ----------            ----------
        Total property and equipment ...........................                                    $8,054,485            $7,748,698
                                                                                                    ==========            ==========

           Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $514,380, $408,039, and $328,865, respectively.

NOTE 7 - DEPOSITS

           The following is a detail of deposit accounts:

                                                           December 31,
                                                           ------------
                                                     2002                2001
                                                     ----                ----

Noninterest bearing deposits .............       $ 17,393,322       $ 12,667,145
Interest bearing
   NOW ...................................          7,583,183          9,472,986
   Money market ..........................         19,888,986         16,371,325
   Savings ...............................          1,277,325          1,027,909
   Time, less than $100,000 ..............         60,934,525         31,251,856
   Time, $100,000 and over ...............         25,578,077         11,064,486
                                                 ------------       ------------

       Total deposits ....................       $132,655,418       $ 81,855,707
                                                 ============       ============

           Interest   expense  on  time  deposits   greater  than  $100,000  was
approximately  $779,000,  $752,000,  and  $791,000,  in  2002,  2001  and  2000,
respectively.

           At December 31, 2002 and 2001, the Bank had approximately $20,255,000 and $18,074,000 in time deposits from customers outside their market area.

           At December 31, 2002 the scheduled maturities of time deposits are as follows:

                2003                                                 $78,609,279
                2004                                                   6,164,377
                2005                                                   1,015,965
                2006                                                      84,257
                2007                                                     638,724
                                                                     -----------

                                                                     $86,512,602
                                                                     ===========

NOTE 8 - OTHER BORROWINGS

           Other borrowings include advances from the FHLB and Bankers Bank. They are collateralized by FHLB stock and pledges of certain residential mortgage loans and are summarized as follows:

                                                                                                   December 31,
                                                                                                   ------------
        Maturity                                    Rate                                     2002                       2001
        --------                                    ----                                     ----                       ----

June, 2003 ....................     Variable (1.30% at December 31, 2002)              $  6,200,000                $   600,000
June, 2002 ....................     Variable (1.83% at December 31, 2001)                        -                   9,800,000
March, 2002 ...................     Variable (1.94% at December 31, 2001)                        -                   2,500,000
December, 2003 ................                     3.60%                                 3,500,000                  3,500,000
March, 2004 ...................                     5.84%                                   300,000                    500,000
May, 2005 .....................                     7.07%                                 2,000,000                  2,000,000
September, 2010 ...............                     5.55%                                 7,000,000                  7,000,000
February, 2011 ................                     4.31%                                 4,500,000                  4,500,000
                                                                                       -------------             --------------
                                                                                       $ 23,500,000              $  30,400,000
                                                                                       =============             ==============

NOTE 9 - TRUST PREFERRED DEBT

           On May 3, 2002 and December 16, 2002, in two separate transactions, Southcoast Capital Trust I and II (the "Capital Trusts"), wholly-owned subsidiaries of the Company, issued and sold a total of 11,000 floating rate securities, with a $1,000 liquidation amount per security, (the "Capital Securities") to institutional buyers in a pooled trust preferred issue. The Capital Securities, which are reported on the consolidated balance sheet as trust preferred debt, generated proceeds of $11.0 million. The Capital Trusts loaned these proceeds to Company to use for general corporate purposes. The trust preferred debt qualifies as tier 1 capital under Federal Reserve Board guidelines.

           Debt issuance costs, net of accumulated amortization, from trust preferred debt totaled $378,000 at December 31, 2002 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $28,061 and is reported in other noninterest expense on the consolidated statement of income.

           The Capital Securities in the first transaction accrue and pay distributions annually at a rate per annum equal to the three-month LIBOR plus 375 basis points, which was 5.13 percent at December 31, 2002. This rate may not exceed 12 percent through July 2007. The distribution rate payable on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 10 consecutive semi-annual periods, provided that no extension period may extend beyond the maturity date of May 3, 2032.

           The Capital Securities in the second transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 335 basis points, which was 4.73 percent at December 31, 2002. This rate may not exceed 12 percent through December 2007. The distribution rate payable on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 10 consecutive semi-annual periods, provided that no extension period may extend beyond the maturity date of December 16, 2032.

           The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

           The Capital Securities are mandatorily redeemable upon maturity on May 3, 2032 and December 16, 2032 or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after May 23, 2008 and December 16, 2008.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

           The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.


NOTE 11 - UNUSED LINES OF CREDIT

           At December 31, 2002, the Bank had an unused line of credit to purchase federal funds totaling $3,500,000 from an unrelated bank. The line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option.

NOTE 12 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31,:

                                                                              2002                    2001                     2000
                                                                              ----                    ----                     ----

Income taxes currently payable
    Federal .................................................              $ 696,602               $ 356,000               $       -
    State ...................................................                 51,600                  33,600                   9,466
                                                                           ---------               ---------               ---------

                                                                             748,202                 389,600                   9,466
Deferred tax provision (benefit) ............................                 54,477                 (27,005)                 98,647
Change in valuation allowance ...............................                (69,779)                      -                       -
                                                                           ---------               ---------               ---------

       Provision ............................................              $ 732,900               $ 362,595               $ 108,113
                                                                           =========               =========               =========


       The income tax effect of cumulative temporary differences for deferred tax assets (liabilities) at December 31, are as follows:

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                       2002                   2001
                                                                                                       ----                   ----

Allowance for loan losses ............................................................             $ 563,128              $ 413,156
Net operating loss carryforward ......................................................                     -                 12,801
Unrealized gain on investment securities .............................................               (21,654)               (37,778)
Depreciation .........................................................................              (305,795)              (202,092)
Other ................................................................................                 7,200                 95,145
                                                                                                   ---------              ---------

          Net deferred tax asset before valuation allowance ..........................               242,879                281,232
Valuation allowance ..................................................................               (69,779)                     -
                                                                                                   ---------              ---------

          Net deferred tax asset .....................................................             $ 173,100              $ 281,232
                                                                                                   =========              =========


         The net deferred tax asset is reported in other assets in the balance sheets at December 31, 2002 and 2001.

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                                 2002                       2001                        2000
                                                                 ----                       ----                        ----
                                                          Amount          %            Amount         %            Amount        %
                                                          ------         ---           ------        ---           ------       ---
Tax expense (benefit) at statutory rate .............     $639,100       34%          $343,100       34%          $108,278      34%
Increase (decrease) in taxes resulting from:
   State bank tax (net of federal benefit) ..........       34,000        2             22,200        2              6,270       2
   Officer's life insurance .........................       14,000        1
   Other tax preference items .......................       45,800        2             (2,705)       -             (6,435)     (2)
                                                       ----------        --           --------       --           --------      --
       Tax provision (benefit) ......................  $   732,900       39%          $362,595       36%          $108,113      34%
                                                       ===========       ==           ========       ==           ========      ==

NOTE 13 - RELATED PARTY TRANSACTIONS

           Directors, executive officers and their affiliates are customers of and have banking transactions with the Bank in the ordinary course of business. These transactions were made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.
                                                                     (Continued)

           A summary of loan transactions with directors and executive officers, including their affiliates, are as follows:

                                                         For the years ended
                                                            December 31,
                                                            ------------
                                                      2002                2001
                                                      ----                ----

Balance, beginning of year ...............         $ 568,069          $ 145,956
   New loans .............................                 -            572,800
   Repayments ............................          (117,649)          (150,687)
                                                   ---------          ---------

Balance, end of year .....................         $ 450,420          $ 568,069
                                                   =========          =========


           Deposits  by  directors  and  executive  officers,   including  their
affiliates, at December 31, 2002 and 20001 approximate $795,467 and $348,000, respectively.

           A company affiliated with one of the Bank's directors leases office space from the Bank on a month-to-month basis. Total lease payments received in 2002 and 2001 were $28,800 and $28,800, respectively.


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                                                            December 31,
                                                            ------------
                                                      2002                2001
                                                      ----                ----

Commitments to extend credit .............        $18,834,105        $ 9,679,375
Standby letters of credit ................            418,032            221,903


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

                                                                     (Continued)

NOTE 15 - EMPLOYEE BENEFIT PLAN

           The Company maintains a 401(k) Plan for the benefit of all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to 50 percent of the first six percent of compensation, subject to certain adjustments and limitations. Additionally, all eligible employees receive a three percent contribution from the Company. Contributions made to the Plan in 2002, 2001 and 2000 amounted to $95,595, $77,377, and $58,268, respectively.


NOTE 16 - STOCK OPTION PLAN

   During 2000, the Board of Directors approved a stock option plan for the benefit of the directors, officers and employees. The Board may grant options at an option price per share not less than the fair market value on the date of grant. All options granted to officers and employees vest immediately and expire five years from the grant date.

           A summary of the status of the plan and changes during the year is presented below (all shares have been adjusted for stock dividends):

                                                                               For the years ended December 31,
                                                                               --------------------------------
                                                                            2002                               2001
                                                                            ----                               ----
                                                                                   Weighted                          Weighted
                                                                                   Average                           average
                                                                Shares          exercise price     Shares         exercise price
                                                                ------          --------------     ------         --------------

Outstanding at beginning of year .................             94,289            $    5.38         100,914            $   5.43
Granted ..........................................                  -                    -               -                   -
Exercised ........................................                  -                    -               -                   -
Forfeited or expired .............................               (363)                6.51          (6,625)               5.37
                                                               ------                               ------
Outstanding at end of year .......................             93,926                 5.43          94,289                5.38
                                                               ======                               ======
Options exercisable at year end ..................             93,926                 5.43          94,289                5.38
                                                               ======                               ======
Shares available for grant .......................             27,074                               26,711
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

NOTE 18 - STOCK REPURCHASE

           During 2000, the Board of Directors approved the repurchase of up to 126,500 shares of the Company's common stock at market rates. All shares repurchased throughout the year have been retired. As of December 31, 2001, the Company has repurchased 124,769 shares at an average price of $8.56 per share. The Company did not repurchase any stock in 2002.


NOTE 19 - NET INCOME PER COMMON SHARE

           SFAS No. 128, "Earnings per Share", requires that the Bank present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. The weighted average number of common shares outstanding for basic net income per common share was 1,320,425, 1,159,827, and 1,217,697, in 2002, 2001 and 2000. The weighted average number of common shares outstanding for diluted net income per common shares was 1,373,526 in 2002, 1,196,689 in 2001 and 1,236,759 in 2000.


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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.







                                                                     (Continued)

           As of December 31, 2002, the most recent notification of the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                             To be well capitalized
                                                                                            For capital      under prompt corrective
                                                                                         Adequacy purposes     action provisions
                                                                                         -----------------     -----------------
                                                                    Actual                    Minimum                Minimum
                                                                    ------                    -------                -------
                                                            Amount         Ratio        Amount       Ratio      Amount         Ratio
                                                            ------         -----        ------       -----      ------         -----
                                                                                        (amounts in $000)
As of December 31, 2002
Total capital (to risk weighted assets) ...............     $17,107         12.8%     $10,681         8.0%     $13,351         10.0%

Tier 1 capital (to risk weighted assets) ..............      15,451         11.6        5,341         4.0        8,011          6.0

Tier 1 capital (to average assets) ....................      15,451          9.2        6,706         4.0        8,382          5.0

As of December 31, 2001
Total capital (to risk weighted assets) ...............     $11,428         12.6%     $ 7,276         8.0%     $ 9,096         10.0%

Tier 1 capital (to risk weighted assets) ..............      10,290         11.3        3,638         4.0        5,457          6.0

Tier 1 capital (to average assets) ....................      10,290          8.6        4,768         4.0        5,955          5.0




NOTE 22 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                                                                               December 31,
                                                                                               ------------
                                                                               2002                                 2001
                                                                               ----                                 ----
                                                                   Carrying             Fair             Carrying             Fair
                                                                    Amount              Value             Amount              value
                                                                    ------              -----             ------              -----
Financial assets:
   Cash and due from banks .............................           $  5,490           $  5,490           $  6,627           $  6,627
   Federal funds sold ..................................             14,583             14,583                560                560
   Investment securities ...............................              7,263              7,263              8,283              8,283
   Loans held for sale .................................              8,683              8,683              4,125              4,125
   Loans, gross ........................................            136,385            138,079             96,952             97,698

Financial liabilities:
   Deposits ............................................            132,655            133,101             81,856             82,356
   Other borrowings ....................................             23,500             23,997             30,400             29,991
   Trust preferred debt ................................             11,000             11,000                  -                  -

Financial instruments with off-
   balance sheet risk:
   Commitments to extend credit ........................             18,834             18,834              9,679              9,679
   Standby letters of credit ...........................                418                418                222                222

NOTE 23 - PARENT COMPANY FINANCIAL INFORMATION

           Following is condensed financial information of Southcoast Financial Corporation (parent company only):


                            CONDENSED BALANCE SHEETS

                                                                                                            December 31,
                                                                                                            ------------
                                                                                                     2002                   2001
                                                                                                     ----                   ----
ASSETS
     Cash ........................................................................              $ 6,489,000              $   902,344
     Investment in bank subsidiary ...............................................               15,509,341               10,377,296
     Property and equipment ......................................................                1,030,185                  788,420
     Other assets ................................................................                  693,850                   92,432
                                                                                                -----------              -----------

           Total assets ..........................................................              $23,722,376              $12,160,492
                                                                                                ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable ............................................................              $    12,924                   11,000
     Borrowings ..................................................................                        -                  600,000
     Trust preferred debt ........................................................               11,000,000                        -
     Shareholders' equity ........................................................               12,709,452               11,549,492
                                                                                                -----------              -----------

         Total liabilities and shareholders' equity ..............................              $23,722,376              $12,160,492
                                                                                                ===========              ===========


                         CONDENSED STATEMENTS OF INCOME

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                   2002                  2001                 2000
                                                                                   ----                  ----                 ----

INCOME
   Dividend from subsidiary ...........................................         $         -          $   375,000         $   150,000
   Other ..............................................................             255,295                  156                 592
                                                                                -----------          -----------         -----------
                                                                                    255,295              375,156             150,592

EXPENSES ..............................................................             274,261              157,677              79,091
                                                                                -----------          -----------         -----------

       Income (loss) before income taxes ..............................             (18,966)             217,479              71,501

INCOME TAX BENEFIT ....................................................               5,611               56,707              26,854
                                                                                -----------          -----------         -----------

       Income (loss) before equity in undistributed net
         income (loss) of bank subsidiary .............................             (13,355)             274,186              98,355

EQUITY IN UNDISTRIBUTED NET INCOME
   OF BANK SUBSIDIARY .................................................           1,160,055              372,231             111,996
                                                                                -----------          -----------         -----------

       Net income (loss) ..............................................         $ 1,146,700          $   646,417         $   210,351
                                                                                ===========          ===========         ===========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                     2002                 2001                2000
                                                                                     ----                 ----                ----

OPERATING ACTIVITIES
   Net income .............................................................      $  1,146,700       $    646,417       $    210,351
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Equity in undistributed net income
        of bank subsidiary ................................................        (1,160,055)          (372,231)          (111,996)
     Increase in other assets .............................................          (599,350)           (52,244)           (40,188)
     Increase (decrease) in other liabilities .............................             1,924             10,677            (19,677)
                                                                                 ------------       ------------       ------------

         Net cash provided by (used for) operating activities .............          (610,781)           232,619             38,490
                                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
   Cash contribution to bank subsidiary ...................................        (4,000,000)                 -                  -
                                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES
   Purchase of property and equipment .....................................          (241,765)          (788,420)                 -
   Proceeds from borrowings ...............................................                 -                  -            925,000
   Proceeds from trust preferred debt .....................................        11,000,000                  -                  -
   Payments made on borrowings ............................................          (600,000)          (325,000)                 -
   Proceeds from sale of stock, net .......................................            39,202          1,779,656             10,936
   Repurchase of common stock .............................................                 -           (109,103)          (861,834)
                                                                                 ------------       ------------       ------------

         Net cash provided by financing activities ........................        10,197,437            557,133             74,102
                                                                                 ------------       ------------       ------------

         Net change in cash ...............................................         5,586,656            789,752            112,592

CASH, BEGINNING OF YEAR ...................................................           902,344            112,592                  -
                                                                                 ------------       ------------       ------------

CASH, END OF YEAR .........................................................      $  6,489,000       $    902,344       $    112,592
                                                                                 ============       ============       ============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation" in registrant's definitive proxy statement filed with the Commission for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement filed with the Commission for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2002 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                93,926                       $5.43                        27,074

Equity compensation
plans not approved
by security holders                   0                          0                             0
                                ------                       -----                         ------

Total                           93,926                       $5.43                         27,074


Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description
-----------                -----------

3.1                       Articles of Incorporation of Registrant(1)

3.2                       Bylaws of Registrant(1)

4.1                       Form of Common Stock Certificate(3)

10.1                      Stock Option Plan(2)

10.2                      Form of Stock Option Agreement(3)

10.3 Purchase Agreement among the Registrant, Southcoast Capital Trust I and Bayview Financial Trading Group, L.P., dated as of May 3, 2002 (4)

10.4 Amended and Restated Declaration of Trust among the Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank, National Association, L. Wayne Pearson, Robert A. Daniel, Jr. and Robert M. Scott, dated as of May 3, 2002 (4)

10.5 Indenture between Registrant and Wells Fargo Bank, National Association, dated as of May 3, 2002 (4)

10.6 Guarantee Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of May 3, 2002 (4)

10.7 Registrant's Junior Subordinated Deferrable Interest Debentures, dated as of May 3, 2002 (4)

10.8 Purchase Agreement among the Registrant, Southcoast Capital Trust II and Trapeza CDO, LLC, dated as of December 16, 2002

10.9 Amended and Restated Trust Agreement among Southcoast Financial Corporation, The Bank of New York, The Bank of New York (Delaware), L. Wayne Pearson, Paul D. Hollen, III and Robert M. Scott, dated as of December 16, 2002

10.10 Junior Subordinated Indenture between Registrant and The Bank of New York, dated as of December 16, 2002

10.11 Guarantee Agreement between Registrant and The Bank of New York, dated as of December 16, 2002

10.12                     Floating Rate Junior  Subordinated  Note,  dated as of
                          December 16, 2002

21                        Subsidiaries of Registrant
23                        Consent of Accountants
----------------------

(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Form 10-KSB for the year ended December 31, 2000.
(4) Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2002.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2002.

Item 14.  Controls and Procedures

         (a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the issuer's chief executive officer and chief financial concluded that the effectiveness of such controls and procedures was adequate.

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

                        Southcoast Financial Corporation


March 28, 2003                By: s/ L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


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


         In accordance with Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

s/William A. Coates
--------------------------               Director                                           March 27, 2003
William A. Coates

s/Paul D. Hollen, III
--------------------------               Executive Vice President, Director                 March 26, 2003
Paul D. Hollen, III

s/L. Wayne Pearson
--------------------------               Chairman, Chief Executive Officer, Director        March 26, 2003
L. Wayne Pearson

s/Robert M. Scott
--------------------------               Executive Vice President, Chief Financial          March 26, 2003
Robert M. Scott                          Officer, Principal Accounting Officer, Director


--------------------------               Director                                           March __, 2003
James H. Sexton

s/James P. Smith
--------------------------               Director                                           March 26, 2003
James P. Smith

                                  CERTIFICATION

         I, L. Wayne Pearson, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Southcoast Financial Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 26, 2003                       s/L. Wayne Pearson
                                             -----------------------------------
                                               L. Wayne Pearson
                                               Chief Executive Officer

                                  CERTIFICATION

         I, Robert M. Scott, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Southcoast Financial Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 26, 2003                             s/Robert M. Scott
                                                    ----------------------------
                                                    Robert M. Scott
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                  Description

3.1                       Articles of Incorporation of Registrant(1)

3.2                       Bylaws of Registrant(1)

4.1                       Form of Common Stock Certificate(3)

10.1                      Stock Option Plan(2)

10.2                      Form of Stock Option Agreement(3)

10.3 Purchase Agreement among the Registrant, Southcoast Capital Trust I and Bayview Financial Trading Group, L.P., dated as of May 3, 2002 (4)

10.4 Amended and Restated Declaration of Trust among the Registrant, Wells Fargo Delaware Trust Company, Wells Fargo Bank, National Association, L. Wayne Pearson, Robert A. Daniel, Jr. and Robert M. Scott, dated as of May 3, 2002 (4)

10.5 Indenture between Registrant and Wells Fargo Bank, National Association, dated as of May 3, 2002 (4)

10.6 Guarantee Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of May 3, 2002 (4)

10.7 Registrant's Junior Subordinated Deferrable Interest Debentures, dated as of May 3, 2002 (4)

10.8 Purchase Agreement among the Registrant, Southcoast Capital Trust II and Trapeza CDO, LLC, dated as of December 16, 2002

10.9 Amended and Restated Trust Agreement among Southcoast Financial Corporation, The Bank of New York, The Bank of New York (Delaware), L. Wayne Pearson, Paul D. Hollen, III and Robert M. Scott, dated as of December 16, 2002

10.10 Junior Subordinated Indenture between Registrant and The Bank of New York, dated as of December 16, 2002

10.11 Guarantee Agreement between Registrant and The Bank of New York, dated as of December 16, 2002

10.12                     Floating Rate Junior  Subordinated  Note,  dated as of
                          December 16, 2002

21                        Subsidiaries of Registrant
23                        Consent of Accountants
----------------------

(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Form 10-KSB for the year ended December 31, 2000.
(4) Incorporated by reference to Form 10-QSB for the quarter ended March 31, 2002.