Form 10QSB
period 2003-03-31
SOUTHCOAST FINANCIAL CORP
filed 2003-05-14
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2003

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

[X] Yes [ ] No

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 1,323,712 Shares Outstanding on April 30, 2003.

       Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                   (Unaudited)
                                                                                                    March 31,           December 31,
                                                                                                      2003                  2002
                                                                                                      ----                  ----
ASSETS
   Cash and due from banks .........................................................            $ 14,877,523            $  5,489,586
   Federal funds sold ..............................................................              25,479,000              14,583,000
   Investment securities available for sale ........................................               5,946,113               5,948,452
   Federal Home Loan Bank Stock, at Cost ...........................................               1,385,000               1,315,000
   Loans held for sale .............................................................               4,918,495               8,682,559
   Loans, net of allowance of $1,769,434 and $1,656,260 ............................             140,942,675             134,729,227
   Property and equipment - net ....................................................               8,496,596               8,054,485
   Other assets ....................................................................               3,038,936               2,366,408
                                                                                                ------------            ------------
       Total assets ................................................................            $205,084,338            $181,168,717
                                                                                                ============            ============

LIABILITIES
   Deposits
     Noninterest-bearing ...........................................................            $ 19,626,187            $ 17,393,322
     Interest bearing ..............................................................             132,061,223             115,262,096
                                                                                                ------------            ------------
       Total deposits ..............................................................             151,687,410             132,655,418

   Other borrowings ................................................................              27,700,000              23,500,000
     Other liabilities .............................................................               1,639,852               1,303,847
                                                                                                ------------            ------------
       Total liabilities ...........................................................             181,027,262             157,459,265
   Trust preferred securities ......................................................              11,000,000              11,000,000

SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized;
     1,322,683 shares outstanding at March 31,2003 and
     1,321,996 at December 31, 2002) ...............................................              11,385,918              11,378,910
   Retained earnings ...............................................................               1,641,363               1,289,321
   Accumulated other comprehensive income ..........................................                  29,795                  41,221
                                                                                                ------------            ------------
       Total shareholders' equity ..................................................              13,057,076              12,709,452
                                                                                                ------------            ------------
       Total liabilities and shareholders' equity ..................................            $205,084,338            $181,168,717
                                                                                                ============            ============







         See notes to condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                               Three months            Three months
                                                                                                   Ended                   Ended
                                                                                               Mar. 31, 2003           Mar. 31, 2002
                                                                                               -------------           -------------
INTEREST INCOME
Loans, including fees ................................................................          $2,550,941             $1,991,784
Investment securities ................................................................              81,600                 52,311
Federal funds sold ...................................................................              52,602                 23,964
                                                                                                ----------             ----------

         Total interest income .......................................................           2,685,143              2,068,059

INTEREST EXPENSE
Deposits and borrowings ..............................................................           1,115,035                780,090
                                                                                                ----------             ----------

         Net interest income .........................................................           1,570,108              1,287,969

Provision for possible loan losses ...................................................             120,000                105,543
                                                                                                ----------             ----------

Net interest income after provision ..................................................           1,450,108              1,182,426

NON INTEREST INCOME
Service fees on deposit accounts .....................................................             213,832                121,847
Fees on loans sold ...................................................................             207,628                130,560
Other ................................................................................              39,394                138,963
                                                                                                ----------             ----------

     Total non interest income .......................................................             460,854                391,370

NON INTEREST EXPENSES
Salaries and employment benefits .....................................................             864,177                701,682
Occupancy ............................................................................              87,636                 97,658
Furniture and equipment ..............................................................             155,601                105,669
Advertising and public relations .....................................................              20,645                 21,923
Professional fees ....................................................................              30,332                 36,791
Travel and entertainment .............................................................              33,682                 39,486
Telephone, postage and supplies ......................................................              44,097                 77,795
Other operating expenses .............................................................             126,133                 95,750
                                                                                                ----------             ----------

         Total non-interest expenses .................................................           1,362,303              1,176,754
                                                                                                ----------             ----------

     Income before income tax ........................................................             548,659                397,042
     Income tax ......................................................................             196,618                152,871
                                                                                                ----------             ----------

     Net income ......................................................................          $  352,042             $  244,171
                                                                                                ==========             ==========

Basic Net income Per Common Share ....................................................          $      .24             $      .17
Diluted Net Income Per Common Share ..................................................          $      .23             $      .16

Weighted Average Shares Outstanding

     Basic ...........................................................................           1,454,951              1,450,875
     Diluted .........................................................................           1,518,701              1,495,881


            See notes to condensed consolidated financial statements

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                          Accumulated     Total
                                                              Common stock                                  Other         share-
                                                              ------------                  Retained     comprehensive    holders'
                                                           Shares         Amount            earnings     income (loss)    equity
                                                           ------         ------            --------     -------------    ------

BALANCE, JANUARY 1, 2002 .........................       1,197,482     $ 11,339,708     $    142,621    $     67,163   $ 11,549,492

     Net income ..................................                                           244,171                        244,171

     Other comprehensive income, net of tax:
         Unrealized holding losses on
              securities available for sale ......                                                           (62,944)       (62,944)
                                                                                                                       ------------
     Comprehensive income ........................                                                                          181,227


     Employee stock purchase plan ................           1,588           14,167                                          14,167

BALANCE, March 31, 2002 ..........................       1,199,070     $ 11,353,875     $    386,792    $      4,219   $ 11,744,886
                                                         =========     ============     ============    ============   ============

BALANCE, JANUARY 1, 2003 .........................       1,321,996     $ 11,378,910     $  1,289,321    $     41,221   $ 12,709,452


     Net income ..................................                                           352,042                        352,042

     Other comprehensive income, net
         of tax:
         Unrealized holding losses on
              securities available for sale ......                                                           (11,426)       (11,426)
                                                                                                                       ------------

     Comprehensive income ........................                                                                          340,616
     Employee stock purchase plan ................             687            7,008                                           7,008
                                                         ---------     ------------                                    ------------

BALANCE, March 31, 2003 ..........................       1,322,683     $ 11,385,918     $  1,641,363    $     29,795   $ 13,057,076
                                                         =========     ============     ============    ============   ============


           See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Three months ended Mar. 31,
OPERATING ACTIVITIES                                                                                 2003                   2002
                                                                                                     ----                   ----
     Net income ....................................................................           $    352,042            $    244,171
     Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
         Income tax ................................................................                196,618                 152,871
         Provision for possible loan losses ........................................                120,000                 105,543
         Depreciation and amortization .............................................                135,626                 115,569
         Increase in other assets ..................................................             (1,095,969)               (234,426)
         Increase in other liabilities .............................................                145,814                 209,161
                                                                                               ------------            ------------
              Net cash provided (used) by operating activities .....................               (145,869)                592,889
INVESTING ACTIVITIES

     Increase in federal funds sold ................................................            (10,896,000)             (6,236,000)
     Sale (purchase) of investment securities available for sale ...................                (90,389)              5,270,260
     Net increase in loans .........................................................             (2,569,384)                777,585
     Purchase of property and equipment ............................................               (149,421)               (341,482)
                                                                                               ------------            ------------
              Net cash used for investing activities ...............................            (13,705,194)               (529,637)

FINANCING ACTIVITIES
     Increase (decrease) in borrowings .............................................              4,200,000             (10,200,000)
     Proceeds from sale of stock, net ..............................................                  7,008                  14,167
     Net increase in deposits ......................................................             19,031,992               6,996,547
                                                                                               ------------            ------------

              Net cash provided (used) by financing activities .....................             23,239,000              (3,189,286)

              Increase (decrease) in cash and due from banks .......................              9,387,937              (3,126,034)


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD .......................................              5,489,586               6,627,108

CASH AND DUE FROM BANKS, END OF PERIOD .............................................           $ 14,877,523            $  3,501,074
                                                                                               ============            ============







     See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The financial statements as of March 31, 2003 and for the interim periods ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2002 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and notes included in the company's 2002 Form 10-KSB.

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


Note 3 - STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         Quarter ended March 31,
                                                          2003            2002
                                                          ----            ----
                                                                (Unaudited)

Net income, as reported ............................    $ 352,042    $   244,171
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards, net of related tax effects .....        7,941          7,941
                                                        ---------    -----------

Pro forma net income ...............................    $ 344,101    $   236,230
                                                        =========    ===========

Earnings per share:
    Basic - as reported ............................    $    0.24    $      0.17
                                                        =========    ===========
    Basic - pro forma ..............................    $    0.24    $      0.16
                                                        =========    ===========

    Diluted - as reported ..........................    $    0.23    $      0.16
                                                        =========    ===========
    Diluted - pro forma ............................    $    0.23    $      0.16
                                                        =========    ===========

NOTE 4 - NET INCOME  PER SHARE

         Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of shares outstanding for diluted earnings per share.

         In April 2002 and April 2003, the Company declared ten- percent stock dividends in the Company's common stock. The weighted average number of shares and all other share data have been restated for all periods presented to reflect these stock dividends.


NOTE 5 - TRUST PREFERRED SECURIRIES

         In May 2002 and December 2002, in two separate transactions, the Company issued $11 million of Trust Preferred Securities. These securities qualify as Tier 1 capital for regulatory purposes. They have a five-year call date with a maturity of thirty years from date of issuance. The interest rate on the securities floats quarterly with the three-month LIBOR.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation. Results of operations for the period ending March 31, 2003 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature and are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2003 was $352,042 or $.24 per basic share, compared to $244,171 or $.17 per basic share, for the three months ended March 31, 2002.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,570,108 for the three months ended March 31, 2003, compared to $1,287,969 for the three months ended March 31, 2002.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ending March 31, 2003 increased 61.0 percent to $176.4 million from the $109.6 million reported for the three months ending March 31, 2003. The increase was mainly attributable to the increase in loans supported by a $59.2 million increase in interest bearing liabilities which resulted from the continued growth of the Charleston market area, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2003 and 2002. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities offset by a 110 basis point decrease in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate paid on interest bearing liabilities. The decrease in the spread is attributable to the temporary increase in the first quarter of 2003 investments and Federal funds sold and the increase in cost of funds.

                                                            Three months ended                            Three months ended
                                                              March 31, 2003                                March 31, 2002
                                                              --------------                                --------------
                                                    Average      Income/       Yield/          Average         Income/        Yield/
ASSETS                                              Balance      expense      rate(1)          Balance         expense       rate(1)
                                                    -------      -------      -------          -------         -------       -------

Federal funds sold .........................   $ 18,345,700   $   52,602         1.15%    $  6,096,971      $   23,964         1.57%
Investments ................................     10,374,760       81,600         3.15        3,482,468          52,311         6.01
                                               ------------   ----------                  ------------      ----------
Total investments and
federal funds sold .........................     28,720,460      134,202         1.87        9,579,439          76,275         3.18
Loans ......................................    147,630,604    2,550,941         6.91       99,985,493       1,991,784         7.97
                                               ------------   ----------                  ------------      ----------
Total earning assets .......................    176,351,064    2,685,143         6.09      109,564,932       2,068,059         7.55
                                                              ----------                                    ----------
Other assets ...............................     11,903,953                                 11,234,101
                                               ------------                               ------------
Total assets ...............................   $188,255,017                               $120,799,033
                                               ============                               ============

LIABILITIES
Interest bearing deposits ..................   $124,727,975   $  744,188         2.39     $ 71,040,628      $  514,290         2.90
Other borrowings ...........................     31,637,778      370,847         4.69       26,115,333         265,800         4.07
                                               ------------   ----------                  ------------      ----------
Total interest bearing
     liabilities ...........................    156,365,753    1,115,035         2.85       97,155,961         780,090         3.21
                                                              ----------                                    ----------
Non-interest bearing liabilities ...........     18,899,563                                 13,003,664
                                               ------------                               ------------
Total liabilities ..........................    175,265,316    1,115,035         2.54      110,159,625         780,090         2.83
                                                              ----------                                    ----------
Equity .....................................     12,989,701                                 10,639,408
                                               ------------                               ------------
Total liabilities and equity ...............   $188,255,017                               $120,799,033
                                               ============                               ============
Net interest income/ margin ................                  $1,570,108         3.56                       $1,287,969         4.70
                                                              ==========                                    ==========
Net interest spread ........................                                     3.24%                                         4.34%


(1)  Annualized

As reflected above, for the three months ended March 31, 2003 the average yield on earning assets was 6.09 percent, while the average cost of interest-bearing liabilities was 2.85 percent. For the three months ended March 31, 2002 the average yield on earning assets was 7.55 percent and the average cost of interest-bearing liabilities was 3.21 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market rate decreases over the last year and investment of a larger percentage of the earning assets in Federal funds and investments. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended March 31, 2003 was 3.56 percent compared to 4.70 percent for the three months ended March 31, 2002. The decrease in the net-interest margin is primarily attributable to the decline in the return on earning assets, the issuance of Trust Preferred securities, offset by the repricing of higher cost deposits at lower rates. The cost of total liabilities was 2.54 percent for the three months ended March 31, 2003 compared to 2.83 percent for the three months ended March 31, 2002.

The following table presents  changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.



Analysis of Changes in Net Interest Income

                                                                                     For the three months ended March 31, 2003
                                                                                      Versus three months ended March 31, 2002
                                                                                      ----------------------------------------
                                                                                Volume                 Rate               Net change
                                                                                ------                 ----               ----------
Federal funds sold ..............................................            $   48,076            $  (19,438)            $   28,638
Investments .....................................................               103,557               (74,268)                29,289
                                                                             ----------            ----------             ----------
Total investments and federal funds sold ........................               151,633               (93,706)                57,927
Total loans .....................................................               949,329              (390,172)               559,157
                                                                             ----------            ----------             ----------
Total earning assets ............................................             1,100,962              (483,878)               617,084
Total interest-bearing liabilities ..............................               445,424              (110,479)               334,945
                                                                             ----------            ----------             ----------
Net interest income .............................................            $  655,538            $ (373,399)            $  282,139
                                                                             ==========            ==========             ==========


NON-INTEREST INCOME AND EXPENSES

Non-interest income for the three months ended March 31, 2003 was $460,854, compared to $391,370 for the three months ended March 31, 2002. The increase is attributable to additional deposit accounts that generated increased fees on deposits and to the increased volume of loans sold.


Non-interest expenses for the nine months ended March 31, 2003 were $1,362,303, compared to $1,176,754 for the three months ended March 31,2002. The increase of $185,549 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Johns Island branch in March 2002, as well as the increase in administrative staff to support the growth of the Company's operations.

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

LOANS

Commercial loans made up 51.5 percent of the total loan portfolio as of March 31, 2003, totaling $76.0 million. Loans secured by real estate for construction and land development totaled $16.0 million or 10.8 percent of the portfolio while all other loans secured by real estate totaled $51.5 million or 34.9 percent of the total loan portfolio as of March 31, 2003. Installment loans and other consumer loans to individuals comprised $4.1 million or 2.8 percent of the total loan portfolio. The allowance for loan losses was 1.24 percent of loans as of March 31, 2003 compared to 1.21 percent as of December 31, 2002. In management's opinion, the allowance for loan losses is adequate. At March 31, 2003, the Company did not have any loans 90 days delinquent and still accruing interest and had $524,000 of non-accruing loans.


CAPITAL RESOURCES

The capital base for the Company increased by $347,624 for the first three months of 2003, due to operating income, capital raised through the Employee Stock Purchase Plan, offset by unrealized losses on available for sale securities. The Company's tier one capital to asset ratio was 9.30 percent as of March 31, 2003 compared to 10.29 percent as of December 31, 2002.


The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of March 31, 2003, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained as shown in the following table.


                                 Capital Ratios
                             (Dollars in Thousands)

                                                                                Well Capitalized           Adequately Capitalized
                                                        Actual                     Requirement                   Requirement
                                                        ------                     -----------                   -----------
                                                Amount         Ratio          Amount          Ratio         Amount          Ratio
                                                ------         -----          ------          -----         ------          -----
Total capital to risk weighted
     assets .............................     $17,626         12.32%         $14.305          10.00%        $11,444          8.00%
Tier 1 capital to risk weighted
     Assets .............................     $15,857         11.08%         $ 8,583           6.00%        $ 5,722          4.00%

Tier 1 capital to average assets ........     $15,857          8.51%         $ 9,322           5.00%        $ 7,458          4.00%

Off-Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. At March 31, 2003, the company had issued commitments to extend credit of $22,835,912 and standby letters of credit of $368,032 through various types of commercial lending arrangements. Approximately $17,942,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2003.

                                                                  After One     After Three
                                                   Within         Through       Through        Within         Greater
                                                   One            Three         Twelve         One            Than
(Dollars in thousands)                             Month          Months        Months         Year           One Year       Total
                                                   -----          ------        ------         ----           --------       -----
Unused commitments to
  Extend credit ..........................        $   588        $ 1,060        $ 9,781        $11,429        $11,407        $22,836
Standby letters of credit ................             50             23            208            281             86            367
                                                  -------        -------        -------        -------        -------        -------
  Totals .................................        $   638        $ 1,083        $ 9,989        $11,710        $11,493        $23,203

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown.

The Company evaluates each customer's credit worthiness on a case-by- case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

                           PART II - OTHER INFORMATION


ITEM 4.   Submission of matters to a vote of security Holders

a)   The Company held its annual meeting of shareholders on April 11, 2003.

c)   Election of Directors

At the annual meeting, William A. Coates was elected to serve a three year term as director.

        Nominee                   William A. Coates
        Votes for:                     1,139,754
        Votes withheld:                      571

ITEM 6.  Exhibits and Reports on Form 8-K.

a)   Exhibits: None





b) Reports on Form 8-K. The Company filed a Form 8-K dated April 10, 2003 to report the first quarter 2003 earnings press release.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Southcoast Financial Corporation
                                         Registrant



Date:      May 13,2003                 By: s/L. Wayne Pearson
                                          --------------------------------------
                                           L. Wayne Pearson
                                           President and Chief Executive Officer


Date:      May 13,2003                 By: s/Robert M. Scott
                                          --------------------------------------
                                           Robert M. Scott
                                           Executive Vice President and Chief
                                           Financial Officer

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

Date:    May 13, 2003                             s/L. Wayne Pearson
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

Date:    May 13, 2003                         s/Robert M. Scott
     ----------------------                   ---------------------------------
                                              Robert M. Scott
                                              Chief Financial Officer