Form 10QSB
period 2003-06-30
SOUTHCOAST FINANCIAL CORP
filed 2003-08-13
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 1,464,542 Shares Outstanding on July 31, 2003.

         Transitional Small Business  Disclosure Format (Check one):
         [ ] Yes [X] No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                      (Unaudited)
                                                                                                        June 30,        December 31,
                                                                                                          2003              2002
                                                                                                          ----              ----
ASSETS
   Cash and due from banks ...................................................................       $ 11,221,929       $  5,489,586
   Federal funds sold ........................................................................          7,916,000         14,583,000
   Investment securities available for sale ..................................................          5,601,740          5,948,452
   Federal Home Loan Bank Stock, at cost .....................................................          1,235,000          1,315,000
   Loans held for sale .......................................................................          4,978,603          8,682,559
   Loans, net of allowance of $2,071,112 and $1,656,260 ......................................        178,228,775        134,729,227
   Property and equipment - net ..............................................................          8,578,818          8,054,485
   Other assets ..............................................................................          2,468,347          2,366,408
                                                                                                     ------------       ------------
       Total assets ..........................................................................       $220,229,212       $181,168,717
                                                                                                     ============       ============

LIABILITIES
   Deposits
     Noninterest-bearing .....................................................................       $ 26,059,631       $ 17,393,322
     Interest bearing ........................................................................        140,004,321        115,262,096
                                                                                                     ------------       ------------
       Total deposits ........................................................................        166,063,952        132,655,418

   Other borrowings ..........................................................................         28,700,000         23,500,000
     Other liabilities .......................................................................            956,813          1,303,847
                                                                                                     ------------       ------------
       Total liabilities .....................................................................        195,720,765        157,459,265
   Trust preferred securities ................................................................         11,000,000         11,000,000

SHAREHOLDERS' EQUITY
   Common stock (no par value;  20,000,000 shares  authorized;  1,463,788 shares outstanding at June 30, 2003 and
     1,321,996 at December 31, 2002) .........................................................         11,433,330         11,378,910
   Retained earnings .........................................................................          2,023,382          1,289,321
   Accumulated other comprehensive income ....................................................             51,735             41,221
                                                                                                     ------------       ------------

       Total shareholders' equity ............................................................         13,508,447         12,709,452
                                                                                                     ------------       ------------
       Total liabilities and shareholders' equity ............................................       $220,229,212       $181,168,717
                                                                                                     ============       ============







         See notes to unaudited condensed consolidated financial statements.

                SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         Six months       Six months     Three months   Three months
                                                                            Ended            Ended          Ended          Ended
                                                                        June 30, 2003    June 30, 2002  June 30, 2003  June 30, 2002
                                                                        -------------    -------------  -------------  -------------
INTEREST INCOME
Loans, including fees ..............................................      $5,483,015      $4,126,155      $2,932,074      $2,134,371
Investment securities ..............................................          86,500         147,309           4,900          94,998
Federal funds sold .................................................         165,540          79,020         112,938          55,056
                                                                          ----------      ----------      ----------      ----------

         Total interest income .....................................       5,735,055       4,352,484       3,049,912       2,284,425

INTEREST EXPENSE
Deposits and borrowings ............................................       2,225,897       1,759,533        1,110862         979,443
                                                                          ----------      ----------      ----------      ----------

         Net interest income .......................................       3,509,158       2,592,951       1,939,050       1,304,982

Provision for  loan losses .........................................         425,000         259,172         305,000         153,629
                                                                          ----------      ----------      ----------      ----------

Net interest income after provision ................................       3,084,158       2,333,779       1,634,050       1,151,353

NON INTEREST INCOME
Service fees on deposit accounts ...................................         442,416         273,280         228,584         151,433
Fees on loans sold .................................................         394,900         272,800         187,272         142,240
Other ..............................................................         146,975         329,026         107,581         190,063
                                                                          ----------      ----------      ----------      ----------

     Total non interest income .....................................         984,291         875,106         523,437         483,736

NON INTEREST EXPENSES
Salaries and employment benefits ...................................       1,828,733       1,430,336         964,556         728,654
Occupancy ..........................................................         205,868         185,904         118,232          88,246
Furniture and equipment ............................................         315,937         223,624         160,336         117,955
Advertising and public relations ...................................          27,290          51,737           6,645          29,814
Professional fees ..................................................         101,974          63,627          71,642          26,836
Travel and entertainment ...........................................          85,882          73,866          52,200          34,380
Telephone, postage and supplies ....................................         103,361         138,331          59,264          60,536
Other operating expenses ...........................................         252,903         201,763         126,770         106,013
                                                                          ----------      ----------      ----------      ----------

         Total non interest expenses ...............................       2,921,948       2,369,188       1,559,645       1,192,434
                                                                          ----------      ----------      ----------      ----------

     Income before income tax ......................................       1,146,501         839,697         597,842         442,655
     Income tax ....................................................         412,440         328,481         215,822         175,610
                                                                          ----------      ----------      ----------      ----------

     Net income ....................................................      $  734,061      $  511,216      $  382,020      $  267,045
                                                                          ==========      ==========      ==========      ==========

Basic Net income Per Common Share ..................................      $      .48      $      .34      $      .25      $      .18
Diluted Net Income Per Common Share ................................      $      .46      $      .32      $      .24      $      .17

Weighted Average Shares Outstanding

     Basic .........................................................       1,529,445       1,524,113       1,531,191       1,524,807
     Diluted .......................................................       1,597,771       1,582,512       1,602,225       1,587,325

See notes to unaudited condensed consolidated financial statements

                SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                                        Accumulated          Total
                                                               Common stock                                other            share-
                                                               ------------             Retained       comprehensive       holders'
                                                          Shares           Amount       earnings       income (loss)        equity
                                                          ------           ------       --------       -------------        ------

BALANCE, JANUARY 1, 2002 ............................    1,197,482      $11,339,708    $  142,621        $ 67,163        $11,549,492

   Net income .......................................                                     511,216                            511,216
     Other comprehensive income, net
         of tax:
         Unrealized holding losses on
           securities available for sale ............                                                      19,073             19,073
                                                                                                                              ------

   Comprehensive income .............................                                                                        530,289

   Stock  dividend ..................................      120,016
   Employee stock purchase plan .....................        2,681           23,272                                           23,272
                                                         ---------      -----------    ----------        --------        -----------


BALANCE, June 30, 2002 ..............................    1,320,179      $11,362,980    $  653,837        $ 86,236        $12,103,053
                                                         =========      ===========    ==========        ========        ===========



BALANCE, JANUARY 1, 2003 ............................    1,321,996      $11,378,910    $1,289,321         $41,221        $12,709,452
                                                         =========      ===========    ==========         =======        ===========


   Net income .......................................                                     734,061                            734,061

     Other comprehensive income, net
         of tax:
         Unrealized holding losses on
       securities available for sale ................                                                     10,514              10,514
                                                                                                                         -----------

   Comprehensive income .............................                                                                        744,575

   Stock Dividend ...................................      132,479

   Stock options ....................................        7,731           38,136                                           38,136
   Employee stock purchase plan .....................        1,582           16,284                                           16,284
                                                         ---------      -----------    ----------         -------        -----------

BALANCE, June 30, 2003 ..............................    1,463,788      $11,433,330    $2,023,382         $51,735        $13,508,447
                                                         =========      ===========    ==========         =======        ===========

           See notes to unaudited condensed consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Six months ended June 30,
                                                                                                      -------------------------
OPERATING ACTIVITIES                                                                                 2003                   2002
                                                                                                     ----                   ----
     Net income ....................................................................           $    734,061            $    511,216
     Adjustments to reconcile net income to net
     cash provided  by operating activities:
         Income tax ................................................................                412,440                 328,481
         Provision for loan losses .................................................                425,000                 259,172
         Depreciation and amortization .............................................                317,690                 227,929
         Increase in other assets ..................................................               (101,939)               (689,436)
         Increase (decrease) in other liabilities ..................................               (756,388)                734,926
                                                                                               ------------            ------------
              Net cash provided by operating activities ............................              1,030,864               1,372,288
                                                                                               ------------            ------------

INVESTING ACTIVITIES

     (Increase) decrease in federal funds sold .....................................              6,667,000              (7,744,000)
     Sale (purchase) of investment securities available for sale ...................                422,133              (4,724,260)
     Net increase in loans .........................................................            (40,220,592)            (21,502,591)
     Purchase of property and equipment ............................................               (830,016)               (866,325)
                                                                                               ------------            ------------
              Net cash used for investing activities ...............................            (33,961,475)            (34,837,176)
                                                                                               ------------            ------------

FINANCING ACTIVITIES
     Increase (decrease) in borrowings .............................................              5,200,000             (13,000,000)
     Increase in Trust Preferred Securities ........................................                      -               4,000,000
     Proceeds from sale of stock, net ..............................................                 54,420                  23,272
     Net increase in deposits ......................................................             33,408,534              39,499,803
                                                                                               ------------            ------------
              Net cash provided by financing activities ............................             38,662,954              30,523,075
                                                                                               ------------            ------------

              Increase (decrease) in cash and due from banks .......................              5,732,343              (2,941,813)


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD .......................................              5,489,586               6,627,108
                                                                                               ------------            ------------

CASH AND DUE FROM BANKS, END OF PERIOD .............................................           $ 11,221,929            $  3,685,295
                                                                                               ============            ============







     See notes to unaudited condensed consolidated financial statements.

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   -  BASIS  OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments ( consisting of normal recurring adjustments ) considered necessary for a fair presentation have been included.


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

NOTE 3 - STOCK-BASED COMPENSATION

The Company has a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


(Dollars in thousands,                                 Six months ended June 30,
 except for per share data)                            -------------------------
                                                            2003          2002
                                                            ----          ----
                                                              (Unaudited)

Net income, as reported ............................   $   734,061   $   511,216
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects .......         7,941         7,941
                                                       -----------   -----------

Pro forma net income ...............................   $   726,120   $   503,275
                                                       ===========   ===========

Net income per share:
     Basic - as reported ...........................   $      0.48   $      0.34
                                                       ===========   ===========
     Basic - pro forma .............................   $      0.47   $      0.33
                                                       ===========   ===========

     Diluted - as reported .........................   $      0.46   $      0.32
                                                       ===========   ===========
     Diluted - pro forma ...........................   $      0.45   $      0.32
                                                       ===========   ===========

(Dollars in thousands,                                  Quarter ended June 30,
except for per share data)                              ------------------------
                                                           2003         2002
                                                           ----         ----
                                                              (Unaudited)

Net income, as reported ............................    $ 382,020    $   267,045
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
     for all awards, net of related tax effects ....       15,882         15,882
                                                        ---------    -----------

Pro forma net income ...............................    $ 366,138    $   251,163
                                                        =========    ===========

Net income per share:
     Basic - as reported ...........................    $    0.25    $      0.18
                                                        =========    ===========
     Basic - pro forma .............................    $    0.24    $      0.16
                                                        =========    ===========

     Diluted - as reported .........................    $    0.24    $      0.17
                                                        =========    ===========
     Diluted - pro forma ...........................    $    0.23    $      0.16
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

In April 2002 and April 2003, the Company declared ten percent stock dividends on the Company's common stock. In July, 2003 the Company declared a special five percent stock dividend. The weighted average number of shares and all other share data have been restated for all periods presented to reflect these stock dividends.


NOTE 5 - TRUST PREFERRED SECURITIES

In May 2002 and December 2002, in two separate transactions, the Company issued $11 million of Trust Preferred Securities. These securities qualify as Tier 1 capital for regulatory purposes. They have a five-year call date with a maturity of thirty years from date of issuance. The interest rate on the securities fluctuates quarterly with the three-month LIBOR.
..
NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2003, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Allowance for Credit Losses". The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to SFAS No. 114 and
(2) one or more components of collective loan impairment recognized pursuant to SFAS No. 5, "Accounting for Contingencies", and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

Other  accounting   pronouncements  proposed  or  adopted  by  standards-setting authorities are not expected to have a material effect on the financial position or results of operations of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation. Results of operations for the period ending June 30, 2003 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature and are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The Company's net income for the six months ended June 30, 2003 was $734,061 or $.48 per basic share, compared to $511,216 or $.34 per basic share, for the six months ended June 30, 2002. For the quarter ended June 30, 2003, net income was $382,020 or $.25 per basic share compared to $267,045 or $.18 per basic share for the quarter ended June 30, 2002. Per share amounts have been adjusted for a 5% dividend declared in July, 2003.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,509,158 for the six months ended June 30, 2003, compared to $2,592,951 for the six months ended June 30, 2002. For the quarter ended June 30, 2003, net interest income was $1,939,050 compared to $1,304,942 for the quarter ended June 30, 2002. At June 30, 2003 the gap ratio was slightly positive and in conformity with the Company's asset-liability management policies. A positive gap would be expected to result in an increase in net interest income in a rising rate environment.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2003 increased 53.7 percent to $184.9 million from the $120.3 million reported for the six months ending June 30, 2002. The increase was mainly attributable to the increase in loans supported by a $57.0 million increase in interest bearing liabilities which resulted from the continued growth of the Charleston market area, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2003 and 2002. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities offset by a 45 basis point decrease in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate paid on interest bearing liabilities. The decrease in the spread is attributable to the temporary increase in the first quarter of 2003 in investments and federal funds sold and the increase in cost of funds attributable to the issuance of $7 million of Trust Preferred Securities in December 2002.


                                                              Six months ended                              Six months ended
                                                                June 30, 2003                                 June 30, 2002
                                                                -------------                                 -------------
                                                     Average      Income/       Yield/          Average         Income/       Yield/
ASSETS                                               Balance      expense      rate(1)          Balance         expense      rate(1)
                                                     -------      -------      -------          -------         -------      -------

Federal funds sold .........................    $ 14,943,551  $    86,500        1.16%     $  9,609,336      $   79,020        1.64%
Investments ................................      10,664,015      165,540        3.10         5,239,336         147,309        5.62
                                                                                           ------------      ----------
Total investments and
federal funds sold .........................      25,607,566      252,040        1.97        14,848,672         226,329        3.05
Loans ......................................     159,247,068    5,483,015        6.89       105,447,541       4,126,155        7.83
                                                ------------  -----------                  ------------      ----------
Total earning assets .......................     184,854,634    5,735,055        6.20       120,296,213       4,352,484        7.24
                                                              -----------                                    ----------
Other assets ...............................      12,723,613                                 10,938,671
                                                ------------                               ------------
Total assets ...............................    $197,578,247                               $131,234,884
                                                ============                               ============

LIABILITIES
Interest bearing deposits ..................    $129,290,590  $ 1,447,881        2.24%     $ 83,221,737      $1,237,876        2.97%
Other borrowings ...........................      33,691,111      778,016        4.62        22,740,773         521,657        4.59
                                                ------------  -----------                  ------------      ----------
Total interest bearing
     liabilities ...........................     162,981,701    2,225,897        2.73       105,962,510       1,759,533        3.32
                                                                                                             ----------
Non-interest bearing
     liabilities ...........................      21,466,106                                 14,544,987
                                                ------------                               ------------
Total liabilities ..........................     184,447,807    2,225,897        2.41       120,507,497       1,759,533        2.83
                                                              -----------                                    ----------
Equity .....................................      13,130,440                                 10,727,387
                                                ------------                               ------------
Total liabilities and equity
 ...........................................    $197,578,247                               $131,234,884
                                                ============                               ============
Net interest income/margin .................                  $3,509,158         3.80                        $2,592,951        4.31
                                                                                                             ==========
Net interest spread ........................                                     3.47%                                         3.92%


(1)  Annualized

As reflected above, for the six months ended June 30, 2003 the average yield on earning assets was 6.20 percent, while the average cost of interest-bearing liabilities was 2.73 percent. For the six months ended June 30, 2002 the average yield on earning assets was 7.24 percent and the average cost of interest-bearing liabilities was 3.32 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market rate decreases over the last year and investment of a larger percentage of the earning assets in federal funds and investments. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the six months ended June 30, 2003 was 3.80 percent compared to 4.31 percent for the six months ended June 30, 2002. The decrease in the net-interest margin is primarily attributable to the decline in the return on earning assets, the issuance of Trust Preferred Securities, offset by the repricing of higher cost deposits at lower rates. The cost of total liabilities was 2.41 percent for the six months ended June 30, 2003 compared to 2.83 percent for the six months ended June 30, 2002.

                                                             Three months ended                            Three months ended
                                                                June 30, 2003                                 June 30, 2002
                                                                -------------                                 -------------
                                                     Average      Income/       Yield/          Average         Income/       Yield/
ASSETS                                               Balance      expense      rate(1)          Balance         expense      rate(1)
                                                     -------      -------      -------          -------         -------      -------

Federal funds sold ..........................   $ 11,541,402  $    33,898        1.17%     $ 13,121,700      $   55,056        1.68%
Investments .................................     10,953,270       83,940        3.07         6,996,203          94,998        5.43
                                                ------------  -----------                  ------------      ----------
Total investments and
federal funds sold ..........................     22,494,672      117,838        2.10        20,117,903         150,054        2.98
Loans .......................................    170,863,531    2,932,074        6.86       110,912,588       2,134,371        7.70
                                                ------------  -----------                  ------------      ----------
Total earning assets ........................    193,358,203    3,049,912        6.31       131,030,491       2,284,425        6.97
                                                              -----------                                    ----------
Other assets ................................     13,543,273                                 10,640,244
                                                ------------                               ------------
Total assets ................................   $206,901,476                               $141,670,735
                                                ============                               ============

LIABILITIES
Interest bearing deposits ...................   $133,853,205  $   703,693        2.10%     $ 95,402,845      $  723,586        3.03%
Other borrowings ............................     35,744,445      407,169        4.56        19,366,213         255,857        5.43
                                                ------------  -----------                  ------------      ----------
Total interest bearing liabilities ..........    169,597,650    1,110,862        2.62       114,769,058         979,443        3.41
                                                              -----------                                    ----------
Non-interest bearing liabilities ............     24,032,648                                 16,086,309
                                                ------------                               ------------
Total liabilities ...........................    193,630,298    1,110,862        2.29       130,855,367         979,443        2.99
                                                              -----------                                    ----------
Equity ......................................     13,271,178                                 10,815,368
                                                ------------                               ------------
Total liabilities and equity ................   $206,901,476                               $141,670,735
                                                ============                               ============
Net interest income/margin ..................                 $ 1,939,050        4.01                        $1,304,982        3.98
                                                              ===========                                    ==========
Net interest spread .........................                                    3.69%                                         3.56%

(1)  Annualized

As reflected above, for the three months ended June 30, 2003 the average yield on earning assets was 6.31 percent, while the average cost of interest-bearing liabilities was 2.62 percent. For the three months ended June 30, 2002 the average yield on earning assets was 6.97 percent and the average cost of interest-bearing liabilities was 3.41 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market rate decreases over the last year. The net interest margin for the three months ended June 30, 2003 was 4.01 percent compared to
3.98 percent for the three months ended June 30, 2002. The stability of the net interest margin reflects the Company's positive interest sensitivity position. The cost of total liabilities was 2.29 percent for the three months ended June 30, 2003 compared to 2.99 percent for the three months ended June 30, 2002.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.



Analysis of Changes in Net Interest Income
   (Dollars in thousands)
                                          For the six months ended June 30, 2003
                                           Versus six months ended June 30, 2002
                                           -------------------------------------
                                                  Volume      Rate    Net change
                                                  ------      ----    ----------
Federal funds sold ......................        $   44     $  (37)     $    7
Investments .............................           152       (134)         18
                                                 ------     ------      ------
Total investments and federal
 funds sold .............................           196       (171)         25
Total loans .............................         2,106       (749)      1,357
                                                 ------     ------      ------
Total earning assets ....................         2,302       (920)      1,382
Total interest-bearing liabilities ......           935       (469)        466
                                                 ------     ------      ------
Net interest income .....................        $1,367     $ (451)     $  916
                                                 ======     ======      ======



                                        For the three months ended June 30, 2003
                                         Versus three months ended June 30, 2002
                                         ---------------------------------------
                                                Volume     Rate     Net change
                                                ------     ----     ----------
Federal funds sold .....................       $    (7)   $   (14)   $   (21)
Investments ............................            54        (65)       (11)
                                               -------    -------    -------
Total investments and federal
 funds sold ............................            47        (79)       (32)
Total loans ............................         1,154       (356)       798
                                               -------    -------    -------
Total earning assets ...................         1,201       (435)       766
Total interest-bearing liabilities .....           514       (382)       132
                                               -------    -------    -------
Net interest income ....................       $   687    $   (53)   $   634
                                               =======    =======    =======


PROVISION FOR LOAN LOSSES
The Company made provisions to the allowance for loan losses in the six months ended June 30, 2003 of $425,000 as compared to $259,172 for the same period of 2002. The increase was primarily the result of the growth in the loan portfolio in 2003. For the quarter ended June 30, 2003 the provision was $305,000 compared to $153,629 for the second quarter of 2002. The increase primarily resulted from loan growth in the 2003 quarter.

NON-INTEREST INCOME AND EXPENSES

Non-interest income for the six months ended June 30, 2003 was $984,291 compared to $875,106 for the six months ended June 30, 2002. The increase is attributable to a $169,136 increase in service fees on deposit accounts attributable to additional deposit accounts generating additional fees on deposits and $122,100 increase in fees on loans sold generated by increased volume of loans sold, offset by a decrease in other non-interest income of $182,051 reflecting security gains taken in 2002.

Non-interest expenses for the six months ended June 30, 2003 were $2,921,948, compared to $2,369,188 for the six months ended June 30,2002. The increase of $552,760 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Johns Island branch in March 2002, and the anticipated openings of the Summerville and Goose Creek branches in the fourth quarter of 2003, as well as the increase in administrative staff to support the growth of the Company's operations.

Non-interest income for the three months ended June 30, 2003 was $523,437 compared to $483,736 for the three months ended June 30, 2002. The increase is attributable to a $77,151 increase in service fees on deposit accounts attributable to growth in deposit accounts, generating additional fees on deposits and $45,032 increase in fees on loans sold generated by increased volume of loans sold, offset by a decrease in non interest income of $82,482 reflecting security gains taken in 2002.

Non-interest expenses for the three months ended June 30, 2003 were $1,559,645, compared to $1,192,434 for the three months ended June 30,2002. The increase of $367,211 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to the anticipated openings of the Summerville and Goose Creek branches in the fourth quarter of 2003, as well as the increase in administrative staff to support the growth of the Company's operations.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings from the Federal Home Loan Bank are the Company's primary source of funds for credit activities. The Company also has a $5.3 million line of credit with the Bankers Bank of Atlanta and a $6 million line of credit with First Tennessee Bank. The Company is in the process of opening two new branch offices. Total expenditures for these offices through June 30, 2003, were about $12,000. The total cost of these facilities will be approximately $1,750,000. The funding for these offices will come from normal operations. Management believes that the Company's liquidity sources are adequate to meet its normal operating needs.

LOANS

Commercial loans made up 46.3 percent of the total loan portfolio as of June 30, 2003, totaling $83.4 million. Loans secured by real estate for construction and land development totaled $23.5 million or 13.0 percent of the portfolio while all other loans secured by real estate totaled $69.5 million or 38.5 percent of the total loan portfolio as of June 30, 2003. Installment loans and other consumer loans to individuals comprised $3.9 million or 2.2 percent of the total loan portfolio. The allowance for loan losses was 1.15 percent of loans as of June 30, 2003 compared to 1.21 percent as of December 31, 2002. In management's opinion, the allowance for loan losses is adequate. At June 30, 2003, the Company did not have any loans 90 days delinquent and still accruing interest and had $1.1 million of non-accruing loans. The non-accruing loans are well collateralized and the Company expects them to be paid in full by the end of the third quarter.

CAPITAL RESOURCES

The capital base for the Company increased by $798,9955 for the first six months of 2003, due to operating income, capital raised through the Employee Stock Purchase Plan and stock options and unrealized gains on available for sale securities. The Company's tier one capital to asset ratio was 8.18% percent as of June 30, 2003 compared to 9.35% percent as of December 31, 2002.


The Federal Reserve and FDIC have established risk-based capital requirements for holding companies and banks. As of June 30, 2003, the Company and its subsidiary bank exceed the capital levels that are required to be maintained. The Bank's June 30, 2003 capital position is as shown in the following table.


                                 Capital Ratios
                             (Dollars in Thousands)

                                                                                       Well Capitalized      Adequately Capitalized
                                                                   Actual                 Requirement               Requirement
                                                                   ------                 -----------               -----------
                                                            Amount         Ratio     Amount          Ratio     Amount         Ratio
                                                            ------         -----     ------          -----     ------         -----

Total capital to risk weighted assets ..............       $18,310         11.23%    $16,307         10.00%    $13,045        8.00%
Tier 1 capital to risk weighted assets .............       $16,261          9.97%    $ 9,784          6.00%    $ 6,523        4.00%
Tier 1 capital to average assets ...................       $16,261          8.01%    $10,151          5.00%    $ 8,124        4.00%


Off-Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. At June 30, 2003, the Company had issued commitments to extend credit of $27,506,000 and standby letters of credit of $285,000 through various types of commercial lending arrangements. Approximately $21,695,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2003.

                                                                      After One    After Three
                                                       Within         Through      Through       Within        Greater
                                                       One            Three        Twelve        One           Than
(Dollars in thousands)                                 Month          Months       Months        Year          One Year      Total
                                                       -----          ------       ------        ----          --------      -----

Unused commitments to extend credit ............       $   457       $ 1,389       $14,005       $15,851       $11,655       $27,506
Standby letters of credit ......................            23            65           192           280             5           285
                                                       -------       -------       -------       -------       -------       -------
  Totals .......................................       $   480       $ 1,454       $14,197       $16,131       $11,660       $27,791
                                                       =======       =======       =======       =======       =======       =======

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown.

The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

                           PART II - OTHER INFORMATION





ITEM 6.  Exhibits and Reports on Form 8-K.

a)   Exhibits: None





b)   Reports on Form 8-K.  The  Company  filed a Form 8-K dated  April 16,  2003 pursuant to Item 12 of that form to report the first quarter's 2003 earnings press release.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Southcoast Financial Corporation
                                       Registrant


                                        s/ L. Wayne Pearson
Date: August 12, 2003               By:-----------------------------------------
                                         L. Wayne Pearson
                                         Chairman and Chief Executive Officer

                                        s/ Robert M. Scott
Date: August 12, 2003               By:-----------------------------------------
                                         Robert M. Scott
                                         Executive Vice President and Chief
                                         Financial Officer

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

Date:    August 12, 2003                 s/ L. Wayne Pearson
       ------------------              -----------------------------------
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

Date:    August 12, 2003                s/ Robert M. Scott
     ---------------------            ----------------------------------
                                      Robert M. Scott
                                      Chief Financial Officer