Form 10QSB
period 2003-09-30
SOUTHCOAST FINANCIAL CORP
filed 2003-11-12
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF   1934   For   the   transition   period   from    _______________    to
     _________________.

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2003


                                                  Commission File Number 0-25933


                        SOUTHCOAST FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)


   South Carolina                                    58-2384011
------------------------------           ---------------------------------------
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

[X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par
Value: 1,532,998 Shares Outstanding on October 31, 2003.

         Transitional Small Business  Disclosure Format (Check one):

[ ] Yes [X] No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                (Unaudited)
                                                                                                September 30,           December 31,
                                                                                                    2003                    2002
                                                                                                    ----                    ----
ASSETS
   Cash and due from banks ........................................................           $   5,954,958            $   5,489,586
   Federal funds sold .............................................................               5,686,000               14,583,000
   Investment securities available for sale .......................................              15,184,213                5,948,452
   Federal Home Loan Bank Stock, at cost ..........................................               1,930,000                1,315,000
   Loans held for sale ............................................................               4,025,961                8,682,559
   Loans, net of allowance of $2,250,631 and $1,656,260 ...........................             189,102,793              134,729,227
   Property and equipment - net ...................................................               8,595,862                8,054,485
   Other assets ...................................................................               2,938,780                2,366,408
                                                                                              -------------            -------------
       Total assets ...............................................................           $ 233,418,567            $ 181,168,717
                                                                                              =============            =============

LIABILITIES
   Deposits
     Noninterest-bearing ..........................................................              19,616,029            $  17,393,322
     Interest bearing .............................................................             148,772,896              115,262,096
                                                                                              -------------            -------------
       Total deposits .............................................................             168,388,925              132,655,418

   Other borrowings ...............................................................              38,600,000               23,500,000
   Other liabilities ..............................................................               1,672,358                1,303,847
                                                                                              -------------            -------------
       Total liabilities ..........................................................             208,661,283              157,459,265
   Trust preferred debt ...........................................................              11,000,000               11,000,000

SHAREHOLDERS' EQUITY
   Common stock (no par value; 20,000,000 shares authorized;
     1,532,199 shares outstanding at September 30, 2003 and
     1,321,996 at December 31, 2002) ..............................................              11,336,318               11,378,910
   Retained earnings ..............................................................               2,451,763                1,289,321
   Accumulated other comprehensive income (loss) ..................................                 (30,797)                  41,221
                                                                                              -------------            -------------
       Total shareholders' equity .................................................              13,757,284               12,709,452
                                                                                              -------------            -------------
       Total liabilities and shareholders' equity .................................           $ 233,418,567            $ 181,168,717
                                                                                              =============            =============







         See notes to unaudited condensed consolidated financial statements.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Nine months      Nine months      Three months    Three months
                                                                         Ended            Ended            Ended            Ended
                                                                    Sept 30, 2003      Sept 30, 2002    Sept 30, 2003  Sept 30, 2002
                                                                    -------------      -------------    -------------  -------------

INTEREST INCOME
Loans, including fees ..............................................   $8,629,159       $6,466,157       $3,146,144       $2,340,002
Investment securities ..............................................      257,038          242,513           91,498           95,204
Federal funds sold .................................................      105,883          115,929           19,383           36,909
                                                                       ----------       ----------       ----------       ----------

         Total interest income .....................................    8,992,080        6,824,599        3,257,025        2,472,115

INTEREST EXPENSE
Deposits and borrowings ............................................    3,401,624        2,841,092        1,175,727        1,081,559
                                                                       ----------       ----------       ----------       ----------

         Net interest income .......................................    5,590,456        3,983,507        2,081,298        1,390,556

Provision for  loan losses .........................................      605,000          364,301          180,000          105,129
                                                                       ----------       ----------       ----------       ----------

Net interest income after provision ................................    4,985,456        3,619,206        1,901,298        1,285,427

NONINTEREST INCOME
Service fees on deposit accounts ...................................      677,733          444,617          235,317          171,337
Fees on loans sold .................................................      587,143          409,055          192,243          136,255
Other ..............................................................      157,489          480,009           10,514          150,983
                                                                       ----------       ----------       ----------       ----------

     Total noninterest income  .....................................    1,422,365        1,333,681          438,074          458,575

NONINTEREST EXPENSES
Salaries and employment benefits ...................................    2,810,314        2,167,915          981,581          737,579
Occupancy ..........................................................      298,252          281,076           92,384           95,172
Furniture and equipment ............................................      487,224          356,145          171,287          132,521
Advertising and public relations ...................................       69,413           74,722           42,123           22,985
Professional fees ..................................................      199,197           96,027           97,223           32,400
Travel and entertainment ...........................................      143,725          111,088           57,843           37,222
Telephone, postage and supplies ....................................      198,564          207,728           95,203           69,397
Other operating expenses ...........................................      383,034          314,790          130,131          113,027
                                                                       ----------       ----------       ----------       ----------

         Total noninterest expenses  ...............................    4,589,723        3,609,491        1,667,775        1,240,303
                                                                       ----------       ----------       ----------       ----------

     Income before income tax ......................................    1,818,098        1,343,396          671,597          503,699
     Income tax ....................................................      655,656          525,985          243,216          197,504
                                                                       ----------       ----------       ----------       ----------

     Net income ....................................................   $1,162,442       $  817,411          428,381       $  306,195
                                                                       ==========       ==========       ==========       ==========

Basic Net income Per Common Share ..................................   $      .76       $      .54       $      .28       $      .20
Diluted Net Income Per Common Share ................................   $      .73       $      .52       $      .27       $      .19

Weighted Average Shares Outstanding

     Basic .........................................................    1,531,457        1,524,113        1,535,489        1,524,807
     Diluted .......................................................    1,601,472        1,584,417        1,610,454        1,587,325

         See notes to unaudited condensed consolidated financial statements

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                        Accumulated        Total
                                                                  Common stock                            other            share-
                                                                  ------------             Retained    comprehensive      holders-
                                                             Shares          Amount        earnings    income (loss)       equity
                                                             ------          ------        --------    -------------       ------

BALANCE, JANUARY 1, 2002 ............................      1,197,482    $ 11,339,708    $    142,621   $     67,163    $ 11,549,492

     Net income .....................................                                        817,411                        817,411
     Other comprehensive income, net
         of tax:
         Unrealized holding losses on
              securities available for sale .........                                                       (20,750)        (20,750)

     Comprehensive income ...........................                                                                       796,661

     Stock  dividend ................................        120,016
     Employee stock purchase plan ...................          3,654          30,560                                         30,560
                                                           ---------    ------------    ------------   ------------    ------------

BALANCE, September 30, 2002 .........................      1,321,152    $ 11,370,268    $    960,032   $     46,413    $ 12,376,713
                                                           =========    ============    ============   ============    ============



BALANCE, JANUARY 1, 2003 ............................      1,321,996    $ 11,378,910    $  1,289,321   $     41,221    $ 12,709,452


     Net income .....................................                                      1,162,442                      1,162,442

     Other comprehensive income, net
         of tax:
         Unrealized holding losses on
              securities available for sale .........                                                       (72,018)        (72,018)
                                                                                                                       ------------

     Comprehensive income ...........................                                                                     1,090,824

       Stock dividend ...............................        205,016
       Stock redemption .............................         (6,000)       (112,500)                                      (112,500)
       Exercise of stock options ....................          8,850          43,750                                         43,750
     Employee stock purchase plan ...................          2,337          26,154                                         26,154
                                                           ---------    ------------    ------------   ------------    ------------

BALANCE, September 30, 2003 .........................      1,532,199    $ 11,336,318    $  2,451,763   $    (30,797)   $ 13,757,284
                                                           =========    ============    ============   ============    ============

           See notes to unuadited condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                     Nine months ended September 30,
                                                                                                     -------------------------------
OPERATING ACTIVITIES                                                                                     2003                2002
                                                                                                         ----                ----
     Net income ............................................................................       $  1,162,442        $    847,411

     Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
         Income tax ........................................................................            655,656             525,985
         Provision for loan losses .........................................................            605,000             364,301
         Depreciation and amortization .....................................................            484,669             385,131
         Increase in other assets ..........................................................           (572,372)         (1,092,093)
         Increase in other liabilities .....................................................           (245,596)          1,170,710
                                                                                                   ------------        ------------
              Net cash provided by operating activities ....................................          2,089,799           2,171,445
                                                                                                   ------------        ------------

INVESTING ACTIVITIES

     (Increase) decrease in federal funds sold .............................................          8,897,000         (19,755,000)
     Sale (purchase) of investment securities available for sale ...........................         (9,987,250)          1,263,497
     Net increase in loans .................................................................        (50,321,968)        (24,428,820)
     Purchase of property and equipment ....................................................         (1,003,124)         (1,030,716)
                                                                                                   ------------        ------------
              Net cash used for investing activities .......................................        (52,415,342)        (43,951,039)
                                                                                                   ------------        ------------

FINANCING ACTIVITIES
     Increase (decrease) in borrowings .....................................................         15,100,000          (9,100,000)
     Increase in trust preferred debt ......................................................                  -           4,000,000
     Proceeds from sale (redemption) of stock, net .........................................            (42,592)             30,560
     Net increase in deposits ..............................................................         35,733,507          48,797,574
                                                                                                   ------------        ------------
              Net cash provided by financing activities ....................................         50,790,915          43,728,134
                                                                                                   ------------        ------------

              Increase  in cash and due from banks .........................................            465,372           1,948,540


CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ...............................................          5,489,586           6,627,108
                                                                                                   ------------        ------------

CASH AND DUE FROM BANKS, END OF PERIOD .....................................................       $  5,954,958        $  8,575,648
                                                                                                   ============        ============







     See notes to unaudited condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   -  BASIS  OF PRESENTATION

             The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.


NOTE 2 - ORGANIZATION

Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company has two securities subsidiaries that purchase securities in relation to its trust preferred debt. The Company does not have any employees.

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


(Dollars in thousands,                           Nine months ended September 30,
 except for per share data)                      -------------------------------
                                                       2003            2002
                                                       ----            ----
(Unaudited)

Net income, as reported ........................   $    1,162,442  $     817,411
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ...           23,823         23,823
                                                    -------------    -----------

Pro forma net income ...........................    $   1,138,619  $     793,588
                                                    =============    ===========

Earnings per share:
  Basic - as reported ..........................    $        0.76    $      0.54
                                                    =============    ===========
  Basic - pro forma ............................    $        0.74    $      0.52
                                                    =============    ===========

  Diluted - as reported ........................    $        0.74    $      0.52
                                                    =============    ===========
   Diluted - pro forma .........................    $        0.71    $      0.50
                                                    =============    ===========

(Dollars in thousands,                               Quarter ended September 30,
 except for per share data)                          ---------------------------
                                                           2003         2002
                                                           ----         ----
                                                                     (Unaudited)

Net income, as reported ..........................   $    428,381    $   306,195
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects .....          7,941          7,941
                                                      -----------    -----------

Pro forma net income .............................   $    420,440    $   298,254
                                                      ===========    ===========

Earnings per share:
  Basic - as reported ............................    $      0.28    $      0.20
                                                      ===========    ===========
  Basic - pro forma ..............................    $      0.27    $      0.20
                                                      ===========    ===========

  Diluted - as reported ..........................    $      0.27    $      0.19
                                                      ===========    ===========
  Diluted - pro forma ............................    $      0.26    $      0.19
                                                      ===========    ===========

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


NOTE 5 - TRUST PREFERRED DEBT

In May 2002 and December 2002, in two separate transactions, the Company issued an aggregate $11 million of trust preferred debt. These securities qualify as Tier 1 capital for regulatory purposes. They have a five-year call date with a maturity of thirty years from date of issuance. The interest rate on the securities fluctuates quarterly with the three-month LIBOR.
..
NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2003, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Allowance for Credit Losses". The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to SFAS No. 114 and
(2) one or more components of collective loan impairment recognized pursuant to SFAS No. 5, "Accounting for Contingencies", and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. The effects on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

Other  accounting   pronouncements  proposed  or  adopted  by  standards-setting authorities are not expected to have a material effect on the financial position or results of operations of the Company.

NOTE 7 - RECENT DEVELOPMENTS

On November 6, 2003, the Company signed an underwriting agreement to sell up to 1,104,000 shares of its common stock to the public at $18.50 per share with a price to the underwriters of $17.21 per share. All of the shares were sold and settled on November 12, 2003. The proceeds will be used to support future loan production and asset growth, branch expansion in new and existing markets, potential acquisitions and for other general corporate purposes.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB of Southcoast Financial Corporation. Results of operations for the period ending September 30, 2003 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The Company's net income for the nine months ended September 30, 2003 was $1,162,442 or $.76 per basic share, compared to $817,411 or $.54 per basic share, for the nine months ended September 30, 2002. For the quarter ended September 30, 2003, net income was $428,381 or $.28 per basic share compared to $306,195 or $.20 per basic share for the quarter ended September 30, 2002.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $5,590,456 for the nine months ended September 30, 2003, compared to $3,983,507 for the nine months ended September 30, 2002. For the quarter ended September 30, 2003, net interest income was $2,081,298 compared to $1,390,556 for the quarter ended September 30, 2002.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average  earning assets for the nine months ending  September 30, 2003 increased
60.5 percent to $193.1 million from the $120.3 million reported for the nine months ending September 30, 2002. The increase was mainly attributable to the increase in loans supported by a $64.2 million increase in interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2003 and 2002. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities offset by a 21 basis point decrease in the Company's net interest spread. The net interest spread is the difference between the yield on earning assets minus the average rate paid on interest bearing liabilities. The decrease in the spread is attributable to the temporary increase in the first quarter of 2003 in investments and federal funds sold and the increase in cost of funds attributable to the issuance of $7 million of trust preferred debt in December 2002.

                                                      Nine months ended                             Nine months ended
                                                        September 30, 2003                            September 30, 2002
                                                        ------------------                            ------------------
                                             Average         Income/          Yield/       Average        Income/            Yield/
ASSETS                                       Balance         expense         rate(1)       Balance        expense           rate(1)
                                             -------         -------         -------       -------        -------           -------

Federal funds sold .................      $ 12,691,036    $    105,883       1.11%      $  9,212,295    $     115,929          1.68%
Investments ........................        10,770,479         257,038       3.18          7,191,420          294,369          5.46
                                          ------------    ------------                  ------------     ------------
Total investments and
federal funds sold .................        23,461,515         362,921       2.06         16,403,715          410,298          3.34
Loans ..............................       169,668,913       8,629,159       6.78        112,057,763        6,466,157          7.69
                                          ------------    ------------                  ------------     ------------
Total earning assets ...............       193,130,428       8,992,080       6.21        128,461,478        6,876,455          7.14
                                                          ------------                  ------------     ------------
Other assets .......................        12,705,850                                    10,640,492
                                          ------------                                  ------------
Total assets .......................      $205,836,278                                  $139,101,970
                                          ============                                  ============

LIABILITIES
Interest bearing deposits ..........      $134,501,151       2,196,342       2.18       $ 91,643,541        2,183,441          3.18
Other borrowings ...................        35,658,638       1,205,282       4.51         22,301,256          709,507          4.24
                                          ------------    ------------                  ------------     ------------
Total interest bearing
     liabilities ...................       170,159,789       3,401,624       2.67        113,944,797        2,892,948          3.39
Non-interest bearing
     liabilities ...................        22,295,385                                    14,264,530
                                          ------------                                  ------------
Total liabilities ..................       192,455,174       3,401,624       2.38        128,209,327        2,892,948          3.01
                                                          ------------                  ------------     ------------
Equity .............................        13,381,104                                    10,892,643
                                          ------------                                  ------------
Total liabilities and
     equity ........................      $205,836,278                                  $139,101,970
                                          ============                                  ============
Net interest income/margin .........                      $  5,590,456       3.86                        $  3,983,507          4.13
                                                          ============                                   ============
Net interest spread ................                                         3.54%                                             3.75%


(1)  Annualized

As reflected above, for the nine months ended September 30, 2003 the average yield on earning assets was 6.21 percent, while the average cost of interest bearing liabilities was 2.67 percent. For the nine months ended September 30, 2002 the average yield on earning assets was 7.14 percent and the average cost of interest-bearing liabilities was 3.39 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate decreases over the last year and investment of a larger percentage of the earning assets in federal funds and investments. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the nine months ended September 30, 2003 was 3.86 percent compared to 4.13 percent for the nine months ended September 30, 2002. The decrease in the net-interest margin is primarily attributable to the decline in the return on earning assets, the issuance of trust preferred debt, offset by the repricing of higher cost deposits at lower rates. The cost of total liabilities was 2.38 percent for the nine months ended September 30, 2003 compared to 3.01 percent for the nine months ended September 30, 2002.

                                                       Three months ended                             Three months ended
                                                        September 30, 2003                            September 30, 2002
                                                        ------------------                            ------------------
                                             Average         Income/        Yield/       Average          Income/            Yield/
ASSETS                                       Balance         expense       rate(1)       Balance          expense           rate(1)
                                             -------         -------       -------       -------          -------           -------

Federal funds sold .................      $ 11,541,402   $     33,898       1.17%     $  8,418,213      $     36,909         1.75%
Investments ........................        10,953,270         83,940       3.07        11,095,591           147,060         5.30
Total investments and
federal funds sold .................        22,494,672        117,838       2.10        19,513,804           183,969         3.77
Loans ..............................       170,863,531      2,932,074       6.86       125,278,208         2,340,002         7.47
                                          ------------   ------------                 ------------      ------------
Total earning assets ...............       193,358,203      3,049,912       6.31       144,792,012         2,523,971         6.97
                                                         ------------                 ------------      ------------
Other assets .......................        13,543,273                                  10,044,130
                                          ------------                                ------------
Total assets .......................      $206,901,476                                $154,836,142
                                          ============                                ============

LIABILITIES
Interest bearing deposits ..........      $133,853,205        703,693       2.10      $108,487,151           945,565         3.49
Other borrowings ...................        35,744,445        407,169       4.56        21,422,222           187,850         3.51
                                          ------------   ------------                 ------------      ------------
Total interest bearing
     liabilities ...................       169,597,650      1,110,862       2.62       129,909,373         1,133,415         3.49
                                                         ------------                 ------------      ------------
Non-interest bearing
     liabilities ...................        24,032,648                                  13,703,615
                                          ------------                               ------------
Total liabilities ..................       193,630,298      1,110,862       2.29       143,612,988         1,133,415         3.16
                                           -----------   ------------                                   ------------
Equity .............................        13,271,178                                  11,223,154
                                          ------------                               ------------
Total liabilities and
     equity ........................      $206,901,476                                $154,836,142
                                          ============                                ============
Net interest income/margin..........                     $  1,939,050       4.01                        $  1,390,556         3.84
                                                         ============                                   ============
 Net interest spread ................                                       3.69%                                            3.48%


(1)  Annualized

As reflected above, for the three months ended September 30, 2003 the average yield on earning assets was 6.31% percent, while the average cost of interest bearing liabilities was 2.62 percent. For the three months ended September 30, 2002 the average yield on earning assets was 6.97 percent and the average cost of interest-bearing liabilities was 3.49 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market rate decreases over the last year. The net interest margin for the three months ended September 30, 2003 was 4.01 percent compared to 3.84 percent for the three months ended September 30, 2002. The stability of the net interest margin reflects the company's positive interest sensitivity position. The cost of total liabilities was 2.29 percent for the three months ended September 30, 2003 compared to 3.16 percent for the three months ended September 30, 2002.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.



Analysis of Changes in Net Interest Income

                                                                                     For the nine months ended September 30, 2003
                                                                                     Versus nine months ended September 30, 2002
                                                                                     -------------------------------------------
                                                                                  Volume                Rate              Net change
                                                                                  ------                ----              ----------
Federal funds sold ................................................              $    43              $   (53)              $   (10)
Investments .......................................................                  147                 (184)                  (37)
                                                                                 -------              -------               -------
Total investments and federal funds sold ..........................                  190                 (237)                  (47)
Total loans .......................................................                3,323               (1,160)                2,163
                                                                                 -------              -------               -------
Total earning assets ..............................................                3,513               (1,397)                2,116
Total interest-bearing liabilities ................................                1,447                 (938)                  509
                                                                                 -------              -------               -------
Net interest income ...............................................              $ 2,066              $  (459)              $ 1,607
                                                                                 =======              =======               =======


Analysis of Changes in Net Interest Income

                                                                                     For the three months ended September 30, 2003
                                                                                     Versus three months ended September 30, 2002
                                                                                     --------------------------------------------
                                                                                  Volume                Rate              Net change
                                                                                  ------                ----              ----------
Federal funds sold ..................................................             $    (1)             $   (17)             $   (18)
Investments .........................................................                  (1)                 (54)                 (55)
                                                                                  -------              -------              -------
Total investments and federal funds sold ............................                  (2)                 (71)                 (73)
Total loans .........................................................               1,218                 (412)                 806
                                                                                  -------              -------              -------
Total earning assets ................................................               1,216                 (483)                 733
Total interest-bearing liabilities ..................................                 487                 (435)                  42
                                                                                  -------              -------              -------
Net interest income .................................................             $   739              $   (48)             $   691
                                                                                  =======              =======              =======

NONINTEREST INCOME AND EXPENSES



Noninterest income for the nine months ended September 30, 2003 was $1,422,365 compared to $1,333,681 for the nine months ended September 30, 2002. The increase is attributable to a $133,116 increase in service fees on deposit accounts attributable to additional deposit accounts generating additional fees on deposits, and $178,088 increase in fees on loans sold generated by increased volume of loans sold, offset by a decrease in other non-interest income of $322,520 reflecting security gains taken in 2002.

Noninterest expenses for the nine months ended September 30, 2003 were $4,589,723, compared to $3,609,491 for the nine months ended September 30, 2002. The increase of $980,232 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Johns Island branch in March 2002, and the anticipated openings of the Summerville and Goose Creek branches in the fourth quarter of 2003, as well as the increase in administrative staff to support the growth of the Company's operations.

Noninterest income for the three months ended September 30, 2003 was $438,074 compared to $458,575 for the three months ended September 30, 2002. The increase is attributable to a $77,151 increase in service fees on deposit accounts attributable to growth in deposit accounts, generating additional fees on deposits, and $45,032 increase in fees on loans sold generated by increased volume of loans sold, offset by a decrease in noninterest income of $82,482 reflecting security gains taken in 2002.

Noninterest expenses for the three months ended September 30, 2003 were $1,667,775, compared to $1,240,303 for the three months ended September 30, 2002. The increase of $427,472 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to the anticipated openings of the Summerville and Goose Creek branches in the fourth quarter of 2003, as well as the increase in administrative staff to support the growth of the Company's operations.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings from the Federal Home Loan Bank are the Company's primary source of funds for credit activities. The Company also has a $5.3 million line of credit with the Bankers Bank of Atlanta and a $6 million line of credit with First Tennessee Bank. The Company is in the process of opening two new branch offices, the total cost of these facilities will be $1,750,000. The funding for these offices will come from normal operations. Management believes that the Company's liquidity sources are adequate to meet its normal operating needs.


LOANS

Commercial loans made up 48.5 percent of the total loan portfolio as of September 30, 2003, totaling $92.8 million. Loans secured by real estate for construction and land development totaled $27.4 million or 14.3 percent of the portfolio while all other loans secured by real estate totaled $67.2 million or
35.2 percent of the total loan portfolio, as of September 30, 2003. Installment loans and other consumer loans to individuals comprised $3.9 million or 2.0 percent of the total loan portfolio. The allowance for loan losses was 1.18 percent of loans as of September 30, 2003 compared to 1.22 percent as of December 31, 2002. In management's opinion, the allowance for loan losses is adequate. At September 30, 2003, the Company did not have any loans 90 days delinquent and still accruing interest and had $.07 million of non-accruing loans and $.07 of other real estate owned.

CAPITAL RESOURCES

The capital base for the Company increased by $1,047,832 for the first nine months of 2003, due to operating income, capital raised through the Employee Stock Purchase Plan and exercise of stock options, offset by unrealized losses on available for sale securities and the redemption of 6,000 shares of common stock. The Company's tier one capital to asset ratio was 7.88% percent as of September 30, 2003 compared to 9.35% percent as of December 31, 2002.

On November 6, 2003, the Company signed an underwriting agreement to sell up to 1,104,000 shares of its common stock to the public at $18.50 per share with a price to the underwriters of $17.21 per share. All of the shares were sold and settled on November 12, 2003. The proceeds will be used to support future loan production and asset growth, branch expansion in new and existing markets, potential acquisitions and for other general corporate purposes.


The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks. As of September 30, 2003, the Company's subsidiary bank exceeds the capital requirement levels that are to be maintained as shown in the following table.


                                 Capital Ratios
                             (Dollars in Thousands)

                                                                                   Well Capitalized           Adequately Capitalized
                                                            Actual                     Requirement                 Requirement
                                                            ------                     -----------                 -----------
                                                    Amount          Ratio         Amount         Ratio         Amount         Ratio
                                                    ------          -----         ------         -----         ------         -----

Total capital to risk weighted assets ........     $18,936        10.84%         $17,475        10.00%         $13,980        8.00%
Tier 1 capital to risk weighted assets .......     $16,751         9.59%         $10,485         6.00%         $ 6,990        4.00%
Tier 1 capital to average assets .............     $16,751         7.68%         $10,907         5.00%         $ 8,726        4.00%

Off-Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. At September 30, 2003, the Company had issued commitments to extend credit of $27,506,000 and standby letters of credit of $460,000 through various types of commercial lending arrangements. Approximately $21,695,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2003.

                                                                After One     After Three
                                                  Within         Through       Through         Within        Greater
                                                    One           Three         Twelve           One           Than
(Dollars in thousands)                             Month          Months        Months          Year          One Year       Total
                                                   -----          ------        ------          ----          --------       -----
Unused commitments to
  Extend credit ..........................        $ 2,516        $ 2,038        $ 9,052        $13,606        $16,149        $29,755
Standby letters of credit ................             23             70            360            453              7            460
                                                  -------        -------        -------        -------        -------        -------
  Totals .................................        $ 2,539        $ 2,108        $ 9,412        $14,059        $16,156        $30,215
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

Item 3.  Controls and Procedures.


Based on the evaluation required by 17 C.F.R. Sections 240.13a-15(d) or 240.15d-15(b) of the Company's disclosure controls and procedures ( as defined in 17 C.F.R. Section 240.13a-15(e) and 240.15d-15(e) the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.


No disclosure is required under 17 C.F.R. Section 228.308 (c).

                                                   PART II - OTHER INFORMATION





ITEM 6.  Exhibits and Reports on Form 8-K.

     a)   Exhibits:

             31-1     Rule 13a-14(a) Certifications of CEO
             31-2     Rule 13a-14(a) Certifications of CFO
               32     Section 1350 Certification



     b) Reports on Form 8-K. The Company filed a Form 8-K dated July 17, 2003 pursuant to Items 7 and 12 of that form to report the second quarter's 2003 earnings.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Southcoast Financial Corporation
                                     -------------------------------------------
                                     Registrant



Date:      November 12, 2003          By: s/L. Wayne Pearson
                                          --------------------------------------
                                          L. Wayne Pearson
                                          President and Chief Executive Officer


Date:      November 12, 2003          By:  s/Robert M. Scott
                                          --------------------------------------
                                          Robert M. Scott
                                          Executive Vice President and Chief
                                          Financial Officer