Form 10KSB
period 2003-12-31
SOUTHCOAST FINANCIAL CORP
filed 2004-03-30
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003                  File Number 0-25933

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

          Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $14,173,000.

         The aggregate market value of the Common Stock held by non-affiliates on March 1, 2004, was approximately $55,917,000. The Registrant has no non-voting common equity outstanding. As of March 1, 2004, there were 2,682,791 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III


Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [x]

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      1
Item 2   Description of Property ........................................      7
Item 3   Legal Proceedings ..............................................      7
Item 4   Submission of Matters to a Vote of Security Holders ............      7
                                     Part II
Item 5   Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Securities ............      8
Item 6   Management's Discussion and Analysis or Plan of Operation ......      9
Item 7   Financial Statements ...........................................     21
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     42
Item 8A  Controls and Procedures ........................................     42
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     43
Item 12  Certain Relationships and Related Transactions .................      *
                                     Part IV
Item 13  Exhibits and Reports on  Form 8-K ..............................     44
Item 14  Principal Accountant Fees and Services..........................      *

     * Incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

                           FORWARD-LOOKING STATEMENTS

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance of Southcoast Financial Corporation (the "Company"). These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Southcoast Community Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

                                     PART I

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

         The Bank is a South Carolina state bank incorporated in June, 1998, which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant, Charleston, Moncks Corner, Johns Island, and Summerville, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant; a second Mt. Pleasant office is located at 602 Coleman Boulevard; the Charleston office is located at 802 Savannah Highway; the Moncks Corner office is located at 337 East Main Street; the Johns Island office is located at 2753 Maybank Highway; and the Summerville office is located at 302
N. Main Street. The Bank has received regulatory approval for an office in Goose Creek, South Carolina. This office is expected to open in the second quarter of 2004.

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

         At March 1, 2004, the Bank employed 70 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the Charleston MSA. As of June 30, 2003, 21 banks, savings and loans, and savings banks with 155 branch locations competed in the Charleston MSA. As of June 30, 2003, the Bank held 3.12% of total deposits in the MSA of $5.49 billion.

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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision gives depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2003.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to regulation and examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.


Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Further Information

         Further information about the business of the Company and the Bank is set forth in this Form 10-KSB under Item 6 -"Management's Discussion and Analysis or Plan of Operation."

Item 2.  Description of Property.

         The Company owns the real property at 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 802 Savannah Highway, Charleston; 337 East Main Street, Moncks Corner; and 2753 Maybank Highway, Johns Island. The Company leases the property at 302
N. Main Street, Summerville, South Carolina. The Company also owns property at 597 Old Mount Holly Road in Goose Creek, South Carolina, where it has received regulatory approval to open another branch. All properties are believed to be well suited for the Company's needs.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities.

The common stock of the Company is traded over-the-counter on the Nasdaq National Market under the symbol "SOCB." Prior to November 6, 2003, quotations of bid and ask information were provided electronically by the National Association of Securities Dealers, Inc.'s Over The Counter Bulletin Board under the symbol "SOCB". The reported high and low bid prices for each quarter of 2003 and 2002 are shown in the following table. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high price in the fourth quarter of 2003 is the highest closing price on the Nasdaq National Market during the quarter.

          2003                                           Low*          High*
                                                     ---------      ---------
     Fourth Quarter                                  $   19.10      $   23.00
     Third Quarter                                   $   16.33      $   21.00
     Second Quarter                                  $   14.10      $   16.90
     First Quarter                                   $   10.60      $   14.70

          2002

     Fourth Quarter                                  $   10.22      $   10.78
     Third Quarter                                   $    9.70      $   10.80
     Second Quarter                                  $    8.66      $   11.00
     First Quarter                                   $    7.57      $    8.27


------------------
*Amounts adjusted to reflect a 10% stock dividend paid May 30, 2003 and a 5% stock dividend paid August 15, 2003.

As of February 29, 2004, there were approximately 1,375 holders of record of the Company's common stock, excluding individual participants in security position listings.

The Company has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. At present, the Company's principal source of funds with which it could pay dividends is dividend payments from the Bank. South Carolina banking regulations require the prior written consent of the South Carolina Commissioner of Banking for the payment of cash dividends unless such dividends are paid out of the bank's current earnings.

Securities Authorized for Issuance Under Equity Compensaton Plans

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2003. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2003 Annual Report of Southcoast Financial Corporation. Because the Bank was responsible for most of the Company's operations, the discussion will refer to the results of operations of the Bank. This discussion concentrates on the year ended December 31, 2003, compared to the year ended December 31, 2002 and the year ended December 31, 2002 compared to December 31, 2001. Results of operations for the year ended December 31, 2003 are not necessarily indicative of the results to be attained for any other period.

                                    Overview

The Company grew significantly in 2003. Completion of a public stock offering in November 2003 increased shareholders' equity by $18,754,284. The growth and maturity of existing branches in 2003 coupled with the Company's ongoing marketing efforts resulted in a 49% increase in average earning assets. Although the generally lower interest rate environment prevailing in 2003 reduced the Company's net interest margin slightly, total interest income for 2003 was 43% higher than 2002. Noninterest expenses also rose substantially in 2003 as a result primarily of increased salary and benefits due to additional staffing for new and existing offices as well as increases in levels of salary and benefits. All of these factors combined to help the Company achieve a 40% increase in net income for 2003.

Although management expects growth to continue in 2004, the rate of growth in both assets and income is expected to be less than that enjoyed in 2003.

                              Earnings Performance

The Company had net income from operations for the year ended December 31, 2003 of $1,704,243, or $1.01 per basic share, compared to net income for the year ended December 31, 2002 of $1,146,700 or $.75 per basic share. The Company had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $7,858,277 for 2003 as compared to $5,458,216 for 2002. The Company also had noninterest income (principally service charges, fees and commissions) of $1,711,339 in 2003 and $1,767,292 in 2002. The Company provided $735,000 and $479,930 to its allowance for loan losses in 2003 and 2002, respectively, and had noninterest expenses (principally salaries and benefits and occupancy and equipment expenses) of $6,171,196 in 2003 and $4,865,978 in 2002.

The Company had net income from operations for the year ended December 31, 2002 of $1,146,700, or $.75 per basic share, compared to net income for the year ended December 31, 2001 of $646,417 or $.48 per basic share. The Company had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $5,458,216 for 2002 as compared to $4,235,639 for 2001. The Company also had noninterest income (principally service charges, fees and commissions) of $1,767,292 in 2002 and $1,137,382 in 2001. The Company provided $479,930 and $321,000 to its allowance for loan losses in 2002 and 2001 respectively, and had noninterest expenses (principally salaries and benefits and occupancy and equipment expenses) of $4,865,978 in 2002 and $4,043,009 in 2001.

                               Net Interest Income

Net interest income is the amount of interest earned on interest earning assets (loans, investment securities, interest earning deposits in other banks and federal funds sold), less the interest expenses incurred on interest bearing liabilities (interest bearing deposits and borrowed money), and is the principal source of the Bank's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

During the year ended December 31, 2003, net interest income was $7,858,277. For the year ended December 31, 2002, net interest income was $5,458,216. This increase was primarily attributable to an increase in volume as average interest earning assets increased to $201,731,000 in 2003 from $135,808,000 in 2002. The increase in volume was attributable to the growth of the company's commercial lending and the continued maturing of the branch network as well as the opening of new branches. The average yield on interest earning assets decreased from 6.90% to 6.18% from 2002 to 2003, while the average cost of interest bearing liabilities decreased from 3.27% to 2.61%. The net yield on average interest earning assets decreased from 4.02% in 2002 to 3.90% in 2003.

During the year ended December 31, 2002, net interest income was $5,458,216. For the year ended December 31, 2001, net interest income was $4,235,639. This increase was primarily attributable to an increase in volume as average interest earning assets increased to $135,808,000 in 2002 from $100,541,000 in 2001. The increase in volume was attributable to the continuing growth of the branch network, as well as the opening of new branches in December 2001 and March 2002. The average yield on interest earning assets decreased from 8.50% to 6.90% from 2001 to 2002, while the average cost of interest bearing liabilities decreased from 4.58% to 3.27%. The net yield on average interest earning assets decreased from 4.21% in 2001 to 4.02% in 2002.

Average Balances, Income and Expenses and Rates. The following tables set forth, for the period indicated, certain information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities and are then annualized.

                                             For the year ended               For the year ended             For the year ended
                                              December 31, 2003                December 31, 2002              December 31, 2001
                                              -----------------                -----------------              -----------------
                                       Average    Income/    Yield/    Average     Income/      Yield/   Average    Income/   Yield/
(Dollars in thousands)                Balance(1)  Expense      Rate     Balance(1)  Expense      Rate    Balance(1)  Expense   Rate
                                      ----------  -------      ----     ----------  -------      ----    ----------  -------   ----
Assets:
   Federal funds sold .............   $ 12,468   $    130       1.04%   $ 10,581   $    169      1.60%   $  2,058   $    82    4.00%
   Investment securities ..........     12,575        420       3.34       7,402        315      4.26       7,308       458    6.27
   Loans (2)(3) ...................    176,688     11,911       6.74     117,825      8,888      7.54      91,175     8,003    8.78
                                      --------   --------       ----    --------   --------      ----    --------   -------    ----
     Total earning assets .........    201,731     12,461       6.18     135,808      9,372      6.90     100,541     8,543    8.50
                                      --------   --------       ----    --------   --------      ----    --------   -------    ----
   Other assets ...................     13,041                            10,430                            8,705
                                      --------                          --------                         --------
     Total assets .................   $214,772                          $146,238                         $109,246
                                      ========                          ========                         ========
Liabilities:
   Total interest bearing
     liabilities ..................   $176,507   $  4,603       2.61%   $119,691   $  3,914      3.27%   $ 88,884   $ 4,308    4.85%
   Noninterest bearing
     demand deposits ..............     20,462                            13,960                           10,169
   Other liabilities ..............      1,467                               459                              541
                                      --------                          --------                         --------
     Total liabilities ............    198,436                           134,110                           99,594
                                      --------                          --------                         --------
   Shareholders' equity ...........     16,336                            12,128                            9,652
                                      --------                          --------                         --------
     Total liabilities and
        shareholders' equity ......   $214,772                          $146,238                         $109,246
                                      ========                          ========                         ========
Net interest spread(4) ............                             3.57%                            3.63%                         3.65%
                                                                ====                             ====                          ====
Net interest income and
   net yield on earning assets(5) .              $  7,858       3.90%              $  5,458      4.02%              $  4,235  4.21%
                                                 ========       ====               ========      ====               ========  ====
Interest free funds supporting
   earning assets(6) ..............   $ 25,224                          $ 16,117                         $ 11,657
                                      ========                          ========                         ========

-----------------------
(1)  Average balances are computed on a daily basis.
(2)  Does not include non-accruing loans
(3)  Includes loan fees of $1,085 in 2003, $671 in 2002 and $438 in 2001.
(4) Total interest earning assets yield less total interest bearing liabilities rate.
(5)  Net interest  income divided by total interest  earning  assets.
(6)  Total interest earning assets less total interest bearing liabilities.

Analysis of Changes in Net Interest Income. Net interest income can also be analyzed in terms of the impact of changing rates and changing volume. The following table describes the extent to which changes in interest rates and changes in the volume of earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information on changes in each category attributable to (i) changes due to volume (change in volume multiplied by prior period rate), (ii) changes due to rates (changes in rates multiplied by prior period volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume) is provided as follows:

                                                                                            2003 compared to 2002
                                                                                            ---------------------
                                                                                               Due to increase
                                                                                                (decrease) in
(Dollars in thousands)                                                         Volume (1)           Rate (1)                 Change
                                                                               ----------           --------                 ------
Interest income:
   Federal funds sold ..........................................               $    30               $   (69)               $   (39)
   Investments .................................................                   221                  (116)                   105
   Net loans ...................................................                 4,438                (1,415)                 3,023
                                                                               -------               -------                -------
     Total interest income .....................................                 4,689                (1,600)                 3,089
                                                                               -------               -------                -------
Interest expense:
   Deposits ....................................................                 1,190                (1,084)                   106
   Trust preferred and FHLB advances ...........................                   767                  (184)                   583
                                                                               -------               -------                -------
     Total interest expense ....................................                 1,957                (1,268)                   689
                                                                               -------               -------                -------
       Net interest income .....................................               $ 2,732               $  (332)               $ 2,400
                                                                               =======               =======                =======

(1) Volume-rate changes have been allocated to each category based on a consistent basis between rate and volume.

During 2004 management expects that interest rates will not radically change. Therefore, any improvements in net interest income for 2004 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service areas in the Charleston, South Carolina, metropolitan area. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

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

The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, repricing rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 2003 of $34,325,000 for a cumulative gap ratio of 14.45%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or the date at which the loans may be repriced contractually. Interest earning deposits in other banks are reflected in the deposits' maturity dates. Repurchase agreements and other borrowed funds are reflected in the earliest contractual repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity dates. Fixed rate advances are reflected at their contractual maturity dates, and variable rate advances are reflected in the earliest repricing interval since they were borrowed under the daily rate credit option, and reprice daily.

Interest Sensitivity Analysis

                                                                          After Three                       Greater
                                                                Within      Through           One             Than
                                                                Three       Twelve          Through           Five
  (Dollars in thousands)                                        Months       Months        Five Years         Years          Total
                                                                ------       ------        ----------         -----          -----
Assets
Interest Earning Assets:
   Interest earning deposits in other banks ............      $  1,394     $        -       $       -         $     -       $  1,394
   Federal funds sold ..................................        12,031              -               -               -         12,031
   Investment Securities ...............................         7,051              -           2,004          12,993         22,048
   Loans:
     Fixed rate ........................................         7,677         14,441          14,843          16,990         53,951
     Variable rate .....................................       148,158              -               -               -        148,158
                                                              --------       --------        --------        --------       --------
       Total earning assets ............................       176,311         14,441          16,847          29,983        237,582
                                                              --------       --------        --------        --------       --------
Liabilities
Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing transaction accounts .............        11,351              -               -               -         11,351
     Savings ...........................................        33,362              -               -               -         33,362
     Time deposits $100M and over ......................         9,374         24,969           8,141               -         42,484
     Other time deposits ...............................        23,083         33,188           3,100               -         59,371
                                                              --------       --------        --------        --------       --------
       Total interest-bearing deposits .................        77,170         58,157          11,241               -        146,568
   Trust preferred and FHLB advances ...................        21,100              -          12,000          19,000         52,100
                                                              --------       --------        --------        --------       --------
       Total interest-bearing liabilities ..............      $ 98,270       $ 58,157        $ 23,241        $ 19,000       $198,668
                                                              ========       ========        ========        ========       ========
Interest sensitivity gap ...............................      $ 78,041       $(43,716)       $ (6,394)       $ 10,983
                                                              ========       ========        ========        ========
Cumulative interest sensitivity gap ....................      $ 78,041       $ 34,325        $ 27,931        $ 38,914
                                                              ========       ========        ========        ========
Ratio of cumulative gap to
   total earning assets ................................         32.85%         14.45%          11.76%         16.38%

                            Provision for Loan Losses

The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for estimated loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate to provide for probable losses which have been incurred in the loan portfolio as of the balance sheet date, although the exact amount of such losses and the specific loans cannot be identified yet. The Bank provided $735,000, $479,930 and $321,000 to the allowance during the years ended December 31, 2003, 2002, and 2001 respectively. The increase was attributable to the increase in loans outstanding.

                               Noninterest Income

Noninterest income, which consists primarily of service fees on deposit accounts, fees on loans sold and other fee income, decreased by $55,953 for the year ended December 31, 2003. The decrease is primarily the result of no security gains in 2003 compared to $198,516 in 2002, offset by increases in fees on deposit accounts and rental income. For the year ended December 31, 2002 compared to December 31, 2001, other noninterest income increased by $629,910. The increase was primarily the result of the security gains and increased deposit and loan fees.

                              Noninterest Expenses

Noninterest expenses, which consist primarily of salaries and employee benefits, net occupancy, and furniture and equipment expenses, totaled $6,171,196 for the year ended December 31, 2003 as compared to $4,865,978 for the year ended
December 31, 2002. The increase in expenses was due to normal increases in salary and benefits, increases in staff and facilities needed to support the increase in assets and the opening of the new branch offices. For the year ended December 31, 2002 compared to December 31, 2001 other noninterest expenses increased $822,969 primarily as the result of expenses associated with branch expansion.

                                  Income Taxes

During the year ended December 31, 2003, the Company recorded a tax expense of $959,177 compared to $732,900 for the year ended December 31, 2002 and $362,595 for the year ended December 31, 2001. The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes.

                              Investment Portfolio

As of December 31, 2003, the Company's investment portfolio comprised approximately 8.72% of its total assets. The following table summarizes the carrying value amounts of available for sale securities held by the Company at December 31, 2003 and at December 31, 2002. Available-for-sale securities are stated at estimated fair value. The Company had no securities which were held to maturity at December 31, 2003 or 2002.

Securities Portfolio Composition

                                                    December 31, 2003           December 31, 2002           December 31, 2001
                                                    -----------------           -----------------           -----------------
                                                         Net                           Net                          Net
                                                     Unrealized                    Unrealized                   Unrealized
                                                       Holding                       Holding                      Holding
                                              Book      Gain/      Fair       Book    Gain/      Fair      Book    Gain/      Fair
(Dollars in thousands)                       Value     (Loss)     Value      Value   (Loss)     Value      Value  (Loss)      Value
                                             -----     ------     -----      -----   ------     -----      -----  ------      -----
Available-for-sale
   U.S. government agencies .............   $ 7,685   $   (18)   $ 7,667   $ 4,885   $    63   $ 4,948   $ 6,188   $   105   $ 6,293
   Mortgage-backed ......................    11,133       188     11,321         -         -         -         -         -         -
   Other investments ....................     1,000         5      1,005     1,000         -     1,000       500         -       500
                                            -------   -------    -------   -------   -------   -------   -------   -------   -------
     Total ..............................   $19,818   $   175    $19,993   $ 5,885   $    63   $ 5,948   $ 6,688   $   105   $ 6,793
                                            =======   =======    =======   =======   =======   =======   =======   =======   =======

The following table presents maturities and weighted average yields of debt securities available for sale at December 31, 2003. Available-for-sale securities are stated at estimated fair value. The Bank had no held-for-investment securities at December 31, 2003.

Securities Portfolio Maturities and Yields
                                                              December 31, 2003
                                                              -----------------
                                                             Book
(Dollars in thousands)                                      Value         Yield
                                                            -----         -----
U.S. government agency obligations
   Due within one year ...........................         $ 4,996         0.92%
   Due from one to five years ....................           2,023         4.38
   Due after ten years ...........................             666         5.13
                                                           -------

     Total .......................................         $ 7,685         2.20%
                                                           =======
Mortgage-backed
   Due from five to ten years ....................         $ 1,424         4.00%
   Due after ten years ...........................           9,709         5.05
                                                           -------

     Total .......................................         $11,133         4.91%
                                                           =======
Other investments
   Due after ten years ...........................         $ 1,000         3.96%
                                                           -------

     Total .......................................         $ 1,000         3.96%
                                                           =======

                                 Loan Portfolio

Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans. Nearly all of the loans are to borrowers in, or secured by real estate located in, the Bank's market area.

The amount of loans outstanding are shown in the following table according to type of loan for the following dates:

Loan Portfolio Composition

                                                                                       December 31,
                                                                                       ------------
(Dollars in thousands)                               2003              2002               2001             2000              1999
                                                     ----              ----               ----             ----              ----
Commercial ...............................        $ 113,621         $  78,793         $  45,435         $  27,938         $   7,925
Real estate - construction ...............           21,671            16,826               103               874             3,704
Real estate - mortgage ...................           62,543            35,649            46,553            42,936            30,267
Consumer .................................            4,274             5,117             4,861             3,071             2,092
                                                  ---------         ---------         ---------         ---------         ---------
     Total loans .........................          202,109           136,385            96,952            74,819            43,988
Less allowance for loan losses ...........           (2,377)           (1,656)           (1,215)             (941)             (835)
                                                  ---------         ---------         ---------         ---------         ---------
                                                  $ 199,732         $ 134,729         $  95,737         $  73,878         $  43,153
                                                  =========         =========         =========         =========         =========

                                 Loan Portfolio

A certain degree of risk taking is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks assumed and to ultimately minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices and collect ion procedures, and nonaccrual and charge-off guidelines.

Commercial loans primarily represent loans made to businesses, and may be made on either a secured or an unsecured basis. Approximately 55% of the Bank's loan portfolio at December 31, 2003 was composed of commercial loans. When taken, collateral may consist of liens on receivables, equipment, inventories, furniture and fixtures and other business assets, but will usually be local real estate. Commercial loans are usually made to businesses to provide working capital, expand physical assets or acquire assets. Commercial loans will generally not exceed a 20 year maturity and will usually have regular amortization payments. Commercial loans to most business entities require guarantees of their principals. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions, as well as situations peculiar to a borrower's business or industry. To control risk, initial and continuing financial analysis of a borrower's financial information is required.

Real estate construction loans generally consist of financing the construction of 1-4 family dwellings and some nonfarm, nonresidential real estate. Usually, loan to cost ratios are limited to 80% and permanent financing commitments are required prior to the advancement of loan proceeds.

Loans secured by real estate mortgages comprised nearly 31% of the Bank's loan portfolio at December 31, 2003. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties acquired using the loan proceeds and having loan-to-value ratios that are generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

The change in the loan mix at December 31, 2003 from year-end December 31, 2002 is the direct result of management's decision to sell the majority of its mortgage loans in order to fund higher yielding commercial loans and the continuation of a strong commercial market in the Charleston area.

             Maturity and Interest Sensitivity Distribution of Loans

The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 2003, as well as the type of interest requirement on such loans.

                                                                                        Over One
                                                                                          Year
December 31, 2003                                                     One Year           Through           Over
(Dollars in thousands)                                                 or Less         Five Years        Five Years           Total
                                                                       -------         ----------        ----------           -----
Commercial, financial and industrial .......................          $ 85,621          $ 23,465          $  1,788          $110,874
Real estate - construction .................................             9,539             2,135             3,122            14,796
Real estate - mortgage .....................................            27,102            29,356            16,134            72,592
Consumer installment .......................................             1,274             2,654               346             4,274
                                                                      --------          --------          --------          --------
                                                                      $123,536          $ 57,610          $ 21,390          $202,536
                                                                      ========          ========          ========          ========
Predetermined rate, maturity greater
     than one year .........................................                            $ 14,843          $ 16,940          $ 31,783

Variable rate or maturity within one year ..................          $123,536          $ 42,767          $  4,450          $170,705

                    NonPerforming Loans, Other Problem Assets

When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure the likelihood of collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2003, the Bank had $26,608 of non-accrual loans and there were no loans 90 days or more past due as to principal or interest that were not included in nonaccrual loans and no restructured loans. The gross interest income which would have been recorded under the original terms of the loans amounted to $630 in 2003. At December 31, 2002, the Bank had $101,854 of non-accrual loans and there were no loans 90 days or more past due as to principal or interest that were not included in nonaccrual loans and no restructured loans.

                             Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status nor are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. There were no loans determined by management to be potential problem loans at December 31, 2003.

                                Real Estate Owned

The Bank had $70,000 of real estate owned pursuant to foreclosure at December 31, 2003. At December 31, 2002 the Bank did not have any real estate owned. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

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

In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of probable losses which had been incurred in the loan portfolio as of December 31, 2003.

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

Summary of Loan Loss Experience

                                                                                     Year ended December 31,
                                                                                     -----------------------
(Dollars in thousands)                                             2003          2002          2001          2000           1999
                                                                   ----          ----          ----          ----           ----
Total loans outstanding at end of period ...................     $202,109      $136,385      $ 96,952      $ 74,819     $    43,988
                                                                 ========      ========      ========      ========      ==========
Average amount of loans outstanding ........................     $176,688      $117,825      $ 91,175      $ 59,679     $    24,407
                                                                 ========      ========      ========      ========      ==========
Balance of allowance for loan losses at
   beginning of year .......................................     $  1,656      $  1,215      $    941      $    835     $       325
Loans charged off ..........................................           16            39            47            14               -
                                                                 --------      --------      --------      --------      ----------
   Total charge-offs .......................................           16            39            47            14               -
Recoveries of loans previously charged-off .................            1             -             -             -               -
Net charge-offs ............................................           15            39            47            14               -
Additions to allowance charged to expense ..................          735           480           321           120             510
                                                                 --------      --------      --------      --------      ----------
Balance of allowance for loan losses at
   end of year .............................................     $  2,376      $  1,656      $  1,215      $    941     $       835
                                                                 ========      ========      ========      ========      ==========
Ratios
   Net charge-offs during period to average
     loans outstanding during period .......................         0.01%         0.03%         0.05%         0.02%           0.00%
   Net charge-offs to loans at end of period ...............         0.01%         0.03%         0.05%         0.02%           0.00%
   Allowance for loan losses to average loans ..............         1.34%         1.41%         1.33%         1.58%           3.05%
   Allowance for loan losses to loans at
     end of period .........................................         1.18%         1.21%         1.25%         1.26%           1.90%
   Allowance for loan losses to nonperforming
     loans at end of period ................................     8,932.33%     1,625.86%       149.07%       577.30%            N/A
   Net charge-offs to allowance for loan losses ............         0.63%         2.36%         3.86%         1.49%           0.00%
   Net charge-offs to provision for loan losses ............         2.04%         8.13%        14.64%        11.67%           0.00%

                                    Deposits

The average amounts and the average rates paid on deposits held by the Bank for the years ended December 31, 2003 and 2002 are summarized below:

December 31,                                                    2003                        2002                      2001
                                                                ----                        ----                      ----
                                                                       Average                    Average                   Average
(Dollars in thousands)                                   Amount       Rate Paid     Amount       Rate Paid    Amount       Rate Paid
----------------------                                   ------       ---------     ------       ---------    ------       ---------
Noninterest bearing demand ........................    $ 20,462          0.00%    $ 13,960          0.00%    $ 10,169          0.00%
Interest bearing transaction accounts .............      11,618          0.46        8,234          0.59        7,407          2.32
Savings ...........................................      25,498          1.48       18,195          1.85       15,869          3.65
Time deposits - $100M and over ....................      27,966          2.57       21,560          3.61       13,443          5.76
Other time deposits ...............................      72,809          2.40       48,875          3.38       30,152          5.68
                                                       --------                   --------                   --------
     Total deposits ...............................    $158,353          1.84%    $110,824          2.53%    $ 77,040          4.24%
                                                       ========                   ========                   ========

As of December 31, 2003, the Bank had $42,483,987 in time deposits of $100,000 or more ("Jumbo Certificates"), with approximately $9,374,987 with maturities within three months, $14,286,000 with maturities over three through six months, $10,688,000 with maturities over six through twelve months, and $8,141,000 with maturities over twelve months. Wholesale and brokered time deposits (certificates held by corporations, banks, credit unions, etc., on a national level) totaled $44,244,958 as of December 31, 2003. It is a common industry practice not to consider these Jumbo Certificates, wholesale and brokered time deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. These deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources of cash to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits.

                           Trust Preferred Securities

On May 3, 2002 and December 16, 2002, in two separate transactions, Southcoast Capital Trust I and II (the "Capital Trusts"), wholly -owned subsidiaries of the Company, issued and sold a total of 11,000 floating rate securities, with $1,000 liquidation amount per security, (the "Capital Securities") to institutional buyers in a pooled trust preferred issue. The Capital Securities, which are reported on the consolidated balance sheet as trust preferred debt, generated proceeds of $11.0 million. The Capital Trusts loaned these proceeds to the Company to use for general corporate purposes. The trust preferred debt qualifies as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations. See Note 10 to the consolidated financial statements for more information about the terms of the trust preferred debt.

Debt issuance costs, net of accumulated amortization, from trust preferred debt totaled $383,815 at December 31, 2003 and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $28,061 and is reported in other expenses on the consolidated income statement for each of the years ended December 31, 2003 and 2002.

                              Short-Term Borrowings

At December 31, 2003 and 2002, the Company had outstanding borrowings due within one year of $100,000 and $9.7 million, respectively. With the exception of $3.5 million outstanding at December 31, 2002 and $100,000 outstanding at December 31, 2003, on which the interest rates were fixed at 3.60% and 5.84%, respectively, all of the short-term borrowings were at variable interest rates, which were 1.15% at December 31, 2003, and a weighted average rate of 1.30% at December 31, 2002. All of the short-term borrowings were from the Federal Home Loan Bank of Atlanta and were collateralized by lender stock and residential mortgage loans. The maximum amount of such borrowings at any month end was $10.0 million for 2003 and $9.7 million for 2002. The approximate average amount of such borrowings and average weighted interest rate was $1.2 million and 1.28% for 2003 and $3.1 million and 1.66% for 2002.

                           Return on Equity and Assets

The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2003 and 2002.

                                                   Year ended December 31,
                                                   -----------------------
                                               2003          2002           2001
                                               ----          ----           ----
Return on assets ....................          0.79%         0.78%         0.59%
Return on equity ....................         10.43%         9.45%         6.69%
Dividend payout ratio ...............          0.00%         0.00%         0.00%
Equity to asset ratio ...............          7.61%         8.29%         8.85%

The return on assets and equity improved from 2002 to 2003 but is still below levels typically found in community banks in South Carolina. The Bank has opened five offices since June 1998. In each case, the Bank has incurred substantial preopening and start up expenses which have reduced net income. The Bank plans to open two additional branches in 2004 and may open additional branches when it appears that doing so would be advantageous to the Bank. Any such additional openings will be likely to reduce earnings, at least temporarily.

                                    Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less Jumbo Certificates , wholesale and broker time deposits) provide a relatively stable funding base, and were equal to 55.17% of total deposits at December 31, 2003. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At December 31, 2003, the Bank had borrowed $41.1 million from the FHLB of Atlanta and had the ability to borrow an additional $2,268,000 from the Federal Home Loan Bank based on a predetermined formula. The Bank also has $5.3 million available through lines of credit with other banks as an additional source of liquidity funding. Finally, the Company has an unused line of credit to borrow up to $6,000,000 from another unrelated bank. At December 31, 2003, the Company had outstanding commitments to make up to $32,081,182 in loans as well as standby letters of credit of $383,275. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.
                                Capital Resources

The equity capital of the Company increased by $20,700,959 during 2003 as the result of proceeds from the issuance of 1,358,505 shares of stock through a stock offering, an employee stock purchase plan and exercise of stock options, less the repurchase and retirement of 6,000 shares, net operating income of $1,704,243, and a net increase of unrealized gains in the investment portfolio of $71,163. Stock dividends paid of 10% in 2002 and 15% in 2003 reduced retained earnings to zero at December 31, 2003 because an amount equal to the fair market value of the stock issued in each dividend (up to the total amount of retained earnings) was transferred from retained earnings to common stock. The transfer had no effect on the financial condition of the Company or its operations. Book value per share at December 31, 2003, was $12.46 as compared to $9.61 at December 31, 2002.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging form 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of common shareholders' equity minus certain intangible assets. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.

Analysis of Capital and Capital Ratios
                                                      The Bank      The Company
                                                      --------      -----------
(Dollars in thousands)
Tier 1 capital ..................................     $ 27,324      $    44,298
Tier 2 capital ..................................        2,309            2,309
                                                      --------      -----------
     Total qualifying capital ...................     $ 29,633      $    46,607
                                                      ========      ===========

Risk-adjusted total assets
  (including off-balance-sheet exposures) .......     $200,223      $   201,937
                                                      ========      ===========

Risk-based capital ratios:
  Tier 1 risk-based capital ratio ...............        14.80%           23.08%
  Total risk-based capital ratio ................        16.10%           24.48%
  Tier 1 leverage ratio .........................        11.60%           18.35%

                             Off Balance Sheet Risk

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At December 31, 2003, the Bank had issued commitments to extend credit of $32,081,182 for home equity lines of credit, construction loans, and commercial lines of credit.

The commitments expire over periods from six months to ten years. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity Management", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet a contractual obligation to the third party. Standby letters of credit totaled $383,275 at December 31, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the bank believes that it will have the necessary resources to meet these obligations should the need arise. See Note 16 to the consolidated financial statements for further information about financial instruments with off-balance sheet risk.

Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

                          Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant policies of the Company are described in the notes to the consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the discussion under the "Allowance for Loan Losses" section of this document and to Note 1 to the consolidated financial statements for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

                                    Inflation

Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same as the magnitude of the change in inflation.

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












                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
Southcoast Financial Corporation and Subsidiary
Mt. Pleasant, South Carolina


We have audited the accompanying consolidated balance sheets of Southcoast Financial Corporation and Subsidiary (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southcoast Financial Corporation and Subsidiary at December 31, 2003 and 2002 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



Elliott Davis, LLC
Columbia, South Carolina
February 5, 2004

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                                            December 31,
                                                                                                            ------------
                                                                                                     2003                    2002
                                                                                                     ----                    ----
Assets
Cash and due from banks ............................................................            $  5,550,376            $  5,489,586
Federal funds sold .................................................................              12,031,000              14,583,000
                                                                                                ------------            ------------

       Cash and cash equivalents ...................................................              17,581,376              20,072,586

Investment securities
   Available for sale ..............................................................              19,993,359               5,948,452
   Federal Home Loan Bank stock, at cost ...........................................               2,055,000               1,315,000
Loans held for sale ................................................................                 427,000               8,682,559
Loans, net .........................................................................             199,732,196             134,729,227
Property and equipment, net ........................................................               9,412,214               8,054,485
Other assets .......................................................................               3,670,957               2,366,408
                                                                                                ------------            ------------

       Total assets ................................................................            $252,872,102            $181,168,717
                                                                                                ============            ============

Liabilities and shareholders' equity
Deposits
   Noninterest bearing .............................................................            $ 19,645,320            $ 17,393,322
   Interest bearing ................................................................             146,567,087             115,262,096
                                                                                                ------------            ------------

       Total deposits ..............................................................             166,212,407             132,655,418

Other borrowings ...................................................................              41,100,000              23,500,000

Trust preferred debt ...............................................................              11,000,000              11,000,000

Other liabilities ..................................................................               1,149,284               1,303,847
                                                                                                ------------            ------------

       Total liabilities ...........................................................             219,461,691             168,459,265
                                                                                                ------------            ------------

Commitments and contingencies - Notes 11 and 16
Shareholders' equity
   Common stock, no par value, 20,000,000 shares authorized,
     2,680,501 and 1,321,996 shares issued in 2003 and
     2002, respectively ............................................................              33,298,027              12,329,437
Retained earnings ..................................................................                       -                 338,794
Accumulated other comprehensive income .............................................                 112,384                  41,221
                                                                                                ------------            ------------

      Total shareholders' equity ...................................................              33,410,411              12,709,452
                                                                                                ------------            ------------

      Total liabilities and shareholders' equity ...................................            $252,872,102            $181,168,717
                                                                                                ============            ============

         The accompanying notes are an integral part of these consolidated financial statements.

                        Consolidated Statements of Income


                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                    2003                 2002                2001
                                                                                    ----                 ----                ----
Interest income
   Loans and fees on loans .............................................         $11,910,923         $ 8,888,033         $ 8,002,876
   Investment securities ...............................................             420,743             315,742             457,881
   Federal funds sold ..................................................             130,011             168,835              82,334
                                                                                 -----------         -----------         -----------
       Total interest income ...........................................          12,461,677           9,372,610           8,543,091
Interest expense
   Deposits ............................................................           2,911,120           2,805,306           3,210,328
   Other borrowings ....................................................           1,164,364             945,147           1,097,124
   Trust preferred debt ................................................             527,916             163,941                   -
                                                                                 -----------         -----------         -----------
       Total interest expense ..........................................           4,603,400           3,914,394           4,307,452
                                                                                 -----------         -----------         -----------
       Net interest income .............................................           7,858,277           5,458,216           4,235,639
Provision for loan losses ..............................................             735,000             479,930             321,000
                                                                                 -----------         -----------         -----------
       Net interest income after provision for loan losses .............           7,123,277           4,978,286           3,914,639

Noninterest income
   Service fees on deposit accounts ....................................             893,926             640,552             419,267
   Fees on loans sold ..................................................             628,019             647,941             598,857
   Gain on sale of investment securities ...............................                   -             198,516                   -
   Other ...............................................................             189,394             280,283             119,258
                                                                                 -----------         -----------         -----------
       Total noninterest income ........................................           1,711,339           1,767,292           1,137,382
                                                                                 -----------         -----------         -----------
Noninterest expenses
   Salaries and employee benefits ......................................           3,800,401           2,917,092           2,456,106
   Occupancy ...........................................................             387,399             327,129             253,867
   Furniture and equipment .............................................             652,072             502,784             394,284
   Advertising and public relations ....................................             100,274             111,696              70,996
   Professional fees ...................................................             267,780             164,480             195,073
   Travel and entertainment ............................................             203,283             150,655             186,470
   Telephone, postage and supplies .....................................             262,969             280,538             237,104
   Insurance ...........................................................             110,591              89,685              99,940
   Other operating .....................................................             386,427             321,919             149,169
                                                                                 -----------         -----------         -----------
       Total noninterest expenses ......................................           6,171,196           4,865,978           4,043,009
                                                                                 -----------         -----------         -----------
       Income before income taxes ......................................           2,663,420           1,879,600           1,009,012
Income tax expense .....................................................             959,177             732,900             362,595
                                                                                 -----------         -----------         -----------
       Net income ......................................................         $ 1,704,243         $ 1,146,700         $   646,417
                                                                                 ===========         ===========         ===========
Basic net income per common share(1) ...................................         $      1.01         $      0.75         $      0.48
                                                                                 ===========         ===========         ===========
Diluted net income per common share(1) .................................         $      0.99         $      0.73         $      0.48
                                                                                 ===========         ===========         ===========
Weighted average number of common
   shares outstanding(1)
     Basic .............................................................           1,687,752           1,518,489           1,333,801
                                                                                 ===========         ===========         ===========
     Diluted ...........................................................           1,727,848           1,579,555           1,376,192
                                                                                 ===========         ===========         ===========

-----------
(1) Adjusted for the effects of stock dividends

         The accompanying notes are an integral part of these consolidated financial statements.

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                  Years ended December 31, 2003, 2002 and 2001

                                                                                                     Accumulated
                                                             Common Stock               Retained         other            Total
                                                             ------------               earnings     comprehensive     shareholders'
                                                         Shares         Amount         (deficit)     income (loss)        equity
                                                         ------         ------         ---------     -------------        ------
Balance, December 31, 2000 ....................         947,872     $  9,669,155     $   (503,796)    $    (12,793)    $  9,152,566
                                                                                                                       ------------
  Net income ..................................               -                -          646,417                -          646,417
  Other comprehensive income:
    Unrealized holding gains on
      securities available for sale,
      net of income taxes
      of $44,368 ..............................               -                -                -           79,956           79,956
                                                                                                                       ------------
  Comprehensive income ........................                                                                             726,373
  Stock dividend (10%) ........................          93,756                -                -                -                -
  Stock offering (net of offering
    costs of $37,163) .........................         159,677        1,719,936                -                -        1,719,936
  Repurchase of stock .........................         (11,775)        (109,103)               -                -         (109,103)
  Employee stock purchase plan ................           7,952           59,720                -                -           59,720
                                                      ---------     ------------     ------------     ------------     ------------
Balance, December 31, 2001 ....................       1,197,482       11,339,708          142,621           67,163       11,549,492
                                                                                                                       ------------
  Net income ..................................               -                -        1,146,700                -        1,146,700
  Other comprehensive income:
    Unrealized holding gains on
      securities available for sale,
      net of income taxes
      of $59,928 ..............................               -                -                -           96,542           96,542
    Less reclassification adjustment
      for gains included in net income,
      net of income taxes of $76,093 ..........               -                -                -         (122,484)        (122,484)
                                                                                                                       ------------
  Comprehensive income ........................                                                                           1,120,758
  Stock dividend (10%) ........................         120,016          950,527         (950,527)               -                -
Employee stock purchase plan ..................           4,498           39,202                -                -           39,202
                                                      ---------     ------------     ------------     ------------     ------------
Balance, December 31, 2002 ....................       1,321,996       12,329,437          338,794           41,221       12,709,452
                                                                                                                       ------------
  Net income ..................................               -                -        1,704,243                -        1,704,243
  Other comprehensive income:
    Unrealized holding gains on
      securities available for sale,
      net of income taxes
      of $59,928 ..............................               -                -                -           71,163           71,163
                                                                                                                       ------------
  Comprehensive income ........................                                                                           1,775,406
  Stock dividends (15%) .......................         205,016        2,043,037       (2,043,037)               -                -
  Stock offering (net of offering
    costs of $1,669,716) ......................       1,104,000       18,754,284                -                -       18,754,284
  Exercise of stock options ...................          52,373          246,826                -                -          246,826
  Employee stock purchase plan ................           3,116           36,943                -                -           36,943
  Repurchase of stock .........................          (6,000)        (112,500)               -                -         (112,500)
                                                      ---------     ------------     ------------     ------------     ------------
Balance, December 31, 2003 ....................       2,680,501     $ 33,298,027     $          -     $    112,384     $ 33,410,411
                                                      =========     ============     ============     ============     ============

         The accompanying notes are an integral part of these consolidated financial statements.

                      Consolidated Statements of Cash Flows

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                      2003             2002                2001
                                                                                      ----             ----                ----
Operating activities
   Net income .............................................................      $  1,704,243       $  1,146,700       $    646,417
   Adjustments to reconcile net income to net cash
     used for operating activities
       Deferred income taxes ..............................................          (175,663)            54,477            (27,005)
       Provision for loan losses ..........................................           735,000            479,930            321,000
       Depreciation and amortization ......................................           492,102            533,881            427,539
       Origination of loans held for sale .................................       (48,098,007)       (47,417,411)       (49,032,706)
       Proceeds from sale of loans held for sale ..........................        56,353,566         42,859,901         45,464,327
       Gain on sale of investment securities ..............................                 -           (198,516)                 -
       (Increase) decrease in other assets ................................        (1,304,549)          (741,196)             8,185
       Increase (decrease) in other liabilities ...........................            21,100            800,126            (75,448)
                                                                                 ------------       ------------       ------------

         Net cash provided by (used for) operating activities .............         9,727,792         (2,482,108)        (2,267,691)
                                                                                 ------------       ------------       ------------

Investing activities
   Proceeds from maturities/calls of investment securities ................         7,154,359                  -                  -
   Proceeds from sale of investment securities ............................                 -         11,481,876                  -
   Purchase of investment securities ......................................       (21,086,552)       (10,500,000)        (3,199,761)
   Purchase of Federal Home Loan Bank stock ...............................          (890,000)                 -                  -
   Sale of Federal Home Loan Bank stock ...................................           150,000            175,000                  -
   Increase in loans, net .................................................       (65,807,969)       (39,471,877)       (22,180,516)
   Purchase of property and equipment .....................................        (1,821,383)        (1,256,326)        (1,987,154)
                                                                                 ------------       ------------       ------------

         Net cash used for investing activities ...........................       (82,301,545)       (39,571,327)       (27,367,431)
                                                                                 ------------       ------------       ------------

Financing activities
   Net increase in deposits ...............................................      $ 33,556,990       $ 50,799,711       $ 15,684,111
   Increase (decrease) in other borrowings ................................        21,100,000         (6,900,000)        14,700,000
   Proceeds from trust preferred debt .....................................                 -         11,000,000                  -
   Payments made on other borrowings ......................................        (3,500,000)                 -           (425,000)
   Purchase of common stock ...............................................          (112,500)                 -           (109,103)
   Proceeds from sale of stock, net .......................................        18,754,284                  -          1,719,936
   Proceeds from exercise of stock options ................................           246,826                  -                  -
   Proceeds from employee stock purchase plan .............................            36,943             39,202             59,720
                                                                                 ------------       ------------       ------------

         Net cash provided by financing activities ........................        70,082,543         54,938,913         31,529,664
                                                                                 ------------       ------------       ------------

         Net increase (decrease) in cash and cash equivalents .............        (2,491,210)        12,885,478          1,894,542

Cash and cash equivalents, beginning of year ..............................        20,072,586          7,187,108          5,292,566
                                                                                 ------------       ------------       ------------

Cash and cash equivalents, end of year ....................................      $ 17,581,376       $ 20,072,586       $ 17,187,108
                                                                                 ============       ============       ============
Cash paid for
   Interest ...............................................................      $  4,733,898       $  3,672,370       $  4,370,814
                                                                                 ============       ============       ============
   Income taxes ...........................................................      $  1,006,950       $    363,779       $    377,300
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

                 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). The Company's primary purpose is that of owning the Bank. The Company has no employees and operates as one business segment. The Company is regulated by the Federal Reserve Board. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The Bank was incorporated in 1998 and operates as a South Carolina chartered bank providing full banking services to its customers. The Bank is subject to regulation by the South Carolina State Board of Financial Institutions and the Federal Deposit Insurance Corporation.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of Credit Risk - The Company, through its subsidiary, makes loans to individuals and businesses in and around the South Carolina counties of Charleston, Dorchester, and Berkley for various personal and commercial purposes. The Company has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

Investment Securities - The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Statement requires investments in equity and debt securities to be classified into three categories:

     Available-for-sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income). Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are amortized into interest income by a method that approximates a level yield.

     Held-to-maturity: These are debt securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. The Company has no held to maturity securities.

     Trading: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

Loans Held-for-Sale - Loans held for sale consist of 1 - 4 family residential mortgage loans. They are reported at the lower of cost or market value on an aggregate loan basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

Loans, Interest and Fee Income on Loans - Loans are stated at the principal balance outstanding. Unamortized loan fees and the allowance for loan losses are deducted from total loans in the balance sheet. Interest income is recognized on an accrual basis over the term of the loan based on the principal amount outstanding. Points on real estate loans are recognized as income to the extent they represent the direct cost of initiating a loan.

Loans are generally placed on non-accrual status when principal or interest becomes contractually ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal. Loans are not returned to accrual status until the borrower demonstrates the ability to pay principal and interest. Loans on non-accrual status as well as real estate acquired through foreclosure or deed taken in lieu of foreclosure are considered non-performing assets.

Allowance for Loan Losses - The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the estimated losses inherent in of the current loan portfolio. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provision for loan losses and recoveries on loans previously charged off are added to the allowance.

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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 2003 and 2002, the Company had no impaired loans.

Property and Equipment - Property, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale, or other disposition the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

Debt Issuance Costs - Trust preferred debt issuance costs are amortized over the life of the debt using the straight-line method, which approximates the effective yield method.

Income Taxes - The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

Advertising Expense - Advertising and public relations costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent. Advertising and public relations costs of $100,274, $111,696, and $70,996 were included in the Company's results of operations for 2003, 2002 and 2001, respectively.

Net Income Per Common Share - Net income per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. In March and August 2003, the Company declared a ten percent and five percent dividend, respectively. In March 2002 and 2001, the Company also declared ten percent stock dividends. Per share amounts have been retroactively restated to reflect the stock dividends.

Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due From Banks" and "Federal Funds Sold." Cash and cash equivalents have an original maturity of three months or less.

Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119 and SFAS No. 133, requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock. In addition, other nonfinancial instruments such as property and equipment and other assets and liabilities are not subject to the disclosure requirements.

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

Stock Based Compensation - The Company has a stock-based employee compensation plan which is further described in Note 18. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted in 2003, 2002 or 2001.

Recently Issued Accounting Standards - In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 were effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The disclosure-only provisions of this Statement had no impact on the financial condition of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 resulted in the reclassification of trust preferred securities into total liabilities. There was no impact on the financial condition or operating results of the Company.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any effect on the Company's financial position or results of operations.

Risks and Uncertainties - In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan and investment portfolios that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

Reclassifications   -  Certain  captions  and  amounts  in  the  2002  and  2001 consolidated financial statements were reclassified to conform with the 2003 presentation.


NOTE 2 - STOCK OFFERING

The Company completed a stock offering during the fourth quarter of 2003 whereby 1,104,000 shares of the Company's common stock were issued. The offering price was $18.50 per share to the public and $17.21 per share to the underwriters. The gross proceeds from the offering were $20,424,000 and expenses related to the offering totaled $1,669,716. The proceeds will be used to support future loan production and asset growth, branch expansion in new and existing markets, potential acquisitions, and for other general corporate purposes.


NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2003 and 2002 these required reserves were met by vault cash.


NOTE 4 - FEDERAL FUNDS SOLD

When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend the excess to other banks on a daily basis. As of December 31, 2003 and 2002, federal funds sold amounted to $12,031,000 and $14,583,000, respectively.

NOTE 5 - INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are as follows:

                                                                                            December 31, 2003
                                                                                            -----------------
                                                                                             Gross unrealized
                                                                        Amortized            ----------------                Fair
                                                                          cost            Gains            Losses            Value
                                                                          ----            -----            ------            -----

Available for sale
  Federal agencies .............................................      $ 7,685,101      $     1,193      $    18,869      $ 7,667,425
  Mortgage backed ..............................................       11,132,655          212,984           24,905       11,320,734
  Other ........................................................        1,000,000            5,200                -        1,005,200
                                                                      -----------      -----------      -----------      -----------

       Total investment securities available for sale ..........      $19,817,756      $   219,377      $    43,774      $19,993,359
                                                                      ===========      ===========      ===========      ===========

                                                                                            December 31, 2002
                                                                                            -----------------
                                                                                             Gross unrealized
                                                                        Amortized            ----------------                Fair
                                                                          cost            Gains            Losses            Value
                                                                          ----            -----            ------            -----
Available for sale
  Federal agencies .............................................      $4,885,567       $   62,885       $        -       $4,948,452
  Other ........................................................       1,000,000                -                -        1,000,000
                                                                      ----------       ----------       ----------       ----------

       Total investment securities available for sale ..........      $5,885,567       $   62,885       $        -       $5,948,452
                                                                      ==========       ==========       ==========       ==========


The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

Available for Sale

                                                Less than                     Twelve months
                                             twelve months                       or more                         Total
                                             -------------                       -------                         -----
                                                       Unrealized                       Unrealized                       Unrealized
                                     Fair value         losses         Fair value         losses         Fair value         losses
                                     ----------         ------         ----------         ------         ----------         ------
Federal agencies .............       $2,003,750       $   18,869       $        -       $        -       $2,003,750       $   18,869
Mortgage backed ..............        1,399,128           24,905                -                -        1,399,128           24,905
                                     ----------       ----------       ----------       ----------       ----------       ----------
   Total .....................       $3,402,878       $   43,774       $        -       $        -       $3,402,878       $   43,774
                                     ==========       ==========       ==========       ==========       ==========       ==========

The amortized costs and fair values of investment securities available for sale at December 31, 2003, by contractual maturity, are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized
                                                           Cost       Fair value
                                                           ----       ----------
Due within one year ................................   $ 4,996,422   $ 4,996,422
Due after one but within five years ................     2,022,623     2,003,750
Due after five but within ten years ................     1,424,032     1,399,128
Due after ten years ................................    10,374,679    10,588,859
Mortgage backed ....................................     1,000,000     1,005,200
                                                       -----------   -----------

  Total investment securities available for sale ...   $19,817,756   $19,993,359
                                                       ===========   ===========


Investment securities with an aggregate amortized cost of $10,500,000, and estimated fair value of $10,644,000 at December 31, 2003, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Federal Home Loan Bank stock, at cost - The Bank, as a member institution of the Federal Home Loan Bank (FHLB), is required to own capital stock in the FHLB based generally upon the balance of residential mortgage loans pledged and FHLB borrowings. The stock is pledged to secure FHLB borrowings. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

NOTE 6 - LOANS

The composition of loans by major loan category is presented below:

                                                          December 31,
                                                          ------------
                                                   2003                 2002
                                                   ----                 ----

Commercial ...........................       $ 113,620,820        $  78,793,240
Real estate - construction ...........          21,671,153           16,826,295
Real estate - mortgage ...............          62,543,227           35,648,564
Consumer .............................           4,273,512            5,117,388
                                             -------------        -------------
                                               202,108,712          136,385,487
Allowance for loan losses ............          (2,376,516)          (1,656,260)
                                             -------------        -------------
                                             $ 199,732,196        $ 134,729,227
                                             =============        =============

At December 31, 2003 and 2002, non-accrual loans totaled $26,608 and $101,854, respectively. The gross interest income which would have been recorded under the original terms of non-accrual loans amounted to $630, $4,462, and $28,224 in 2003, 2002 and 2001, respectively. As of December 31, 2003, loans totaling $43,368,083 were pledged to the FHLB as collateral for borrowings from the FHLB (see Note 9).

The following is a summary of the activity within the allowance for loan losses for the periods presented:

                                                                                               December 31,
                                                                                               ------------
                                                                            2003                   2002                     2001
                                                                            ----                   ----                     ----
Balance, beginning of year .................................            $ 1,656,260             $ 1,215,164             $   940,758
Provision for loan losses ..................................                735,000                 479,930                 321,000
Loans charged-off, net of recoveries .......................                (14,744)                (38,834)                (46,594)
                                                                        -----------             -----------             -----------
Balance, end of year .......................................            $ 2,376,516             $ 1,656,260             $ 1,215,164
                                                                        ===========             ===========             ===========

NOTE 7 - PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

                                                                                                              December 31,
                                                                            Estimated                         ------------
                                                                           Useful lives               2003                   2002
                                                                           ------------               ----                   ----

Land ..........................................................                                   $ 2,836,661            $ 2,085,766
Furniture and equipment .......................................             3-10 years              2,574,441              2,262,699
Buildings and improvements ....................................             5-40 years              5,453,357              4,703,672
                                                                                                  -----------            -----------
                                                                                                   10,864,459              9,052,137
Less accumulated depreciation .................................                                     1,452,245                997,652
                                                                                                  -----------            -----------
        Total property and equipment ..........................                                   $ 9,412,214            $ 8,054,485
                                                                                                  ===========            ===========

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $463,654, $514,380, and $408,039, respectively.

NOTE 8 - DEPOSITS

The following is a detail of deposit accounts:
                                                            December 31,
                                                            ------------
                                                      2003                2002
                                                      ----                ----

Noninterest bearing deposits .............       $ 19,645,320       $ 17,393,322
Interest bearing
   NOW ...................................         11,350,602          7,583,183
   Money market ..........................         31,380,585         19,888,986
   Savings ...............................          1,981,253          1,277,325
   Time, less than $100,000 ..............         59,370,660         60,934,525
   Time, $100,000 and over ...............         42,483,987         25,578,077
                                                 ------------       ------------

       Total deposits ....................       $166,212,407       $132,655,418
                                                 ============       ============

Interest expense on time deposits greater than $100,000 was approximately $966,207, $779,000, and $752,000 in 2003, 2002 and 2001, respectively.

At December 31, 2003 and 2002, the Bank had approximately $44,244,985 and $29,944,985 in time deposits from customers outside their market area.


At December 31, 2003 the scheduled maturities of time deposits are as follows:

                   2004                                  $ 90,594,610
                   2005                                    10,431,374
                   2006                                       204,135
                   2007                                       624,528
                                                         ------------

                                                         $101,854,647
                                                         ============

NOTE 9 - OTHER BORROWINGS

Other borrowings include advances from the FHLB. They are collateralized by FHLB stock and pledges of certain residential mortgage loans and are summarized as follows:

                                                                                                     December 31,
                                                                                                     ------------
        Maturity                                    Rate                                         2003                2002
        --------                                    ----                                         ----                ----
January 2005 ..................     Variable (1.15% at December 31, 2003)                    $10,000,000         $         -
June 2003 .....................     Variable (1.30% at December 31, 2002)                              -           6,200,000
December 2003 .................                     3.60%                                              -           3,500,000
March, 2004 ...................                     5.84%                                        100,000             300,000
May 2005 ......................                     7.07%                                      2,000,000           2,000,000
September 2008 ................                     3.01%                                     10,000,000                   -
September 2010 ................                     5.55%                                      7,000,000           7,000,000
February 2011 .................                     4.31%                                      4,500,000           4,500,000
March 2013 ....................                     2.91%                                      7,500,000                   -
                                                                                             -----------         -----------
                                                                                             $41,100,000         $23,500,000
                                                                                             ===========         ===========

NOTE 10 - TRUST PREFERRED DEBT

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

Debt issuance costs, net of accumulated amortization, from trust preferred debt totaled $383,815 at December 31, 2003, and are included in other assets on the consolidated balance sheet. Amortization of debt issuance costs from trust preferred debt totaled $28,061 for each of the years ended December 31, 2003 and 2002 and is reported in other noninterest expense on the consolidated statement of income.

The Capital Securities in the first transaction accrue and pay distributions annually at a rate per annum equal to the three-month LIBOR plus 375 basis points, which was 4.91 percent at December 31, 2003. This rate may not exceed 12 percent through July 2007. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of June 30, 2032.

The Capital Securities in the second transaction accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR plus 335 basis points, which was 4.51 percent at December 31, 2003. This rate may not exceed 12 percent through December 2007. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 16, 2032.

The Company has no current intention to exercise its right to defer payments of interest on the Capital Securities.

The Capital Securities mature or are mandatorily redeemable upon maturity on June 30, 2032 and December 16, 2032 or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after June 30, 2007 and December 16, 2007. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company's financial position.

At December 31, 2003, the Company has an operations center under construction adjacent to the main branch. The Company believes construction will be complete in the fourth quarter of 2004. Estimated additional costs to complete the operations center are approximately $1,437,000 as of December 31, 2003.

Additionally, the Company is a 25% partner in a real estate partnership, Medway Partners. This partnership has entered into an agreement with a contractor to construct an office building in the Goose Creek area. Estimated additional funds needed by the partnership to complete the office building are approximately $1,653,000 at December 31, 2003.

NOTE 12 - UNUSED LINES OF CREDIT

At December 31, 2003, the Bank had unused lines of credit to purchase federal funds totaling $11,300,000 from unrelated banks. These lines of credit are available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option. The Company may also borrow from the Federal Home Loan Bank based on a predetermined formula. Borrowings on this line totaled $41,100,000 at December 31, 2003. Additional funds of $2,300,000 were available on the line. Advances are subject to approval by the Federal Home Loan Bank and may require the Company to pledge additional collateral.

NOTE 13 - LEASES

During April 2003, the Company entered into a lease agreement for its branch location in Summerville. The lease began on May 1, 2003, and has an initial five-year term. Additionally, the lease has renewal options for three additional five-year terms. The lease requires monthly payments of $4,000 for the entire initial lease term. Beginning with the first renewal period and each renewal period thereafter, the monthly rent will be increased by the amount of the previous calendar year's increase in the Consumer Price Index beginning on the first day of the lease renewal year, or $200, whichever is greater.

Minimal future rental payments under non-cancelable operating leases having remaining terms in excess of one year, for each of the next five years in the aggregate are:

     2004 ........................................................      $ 48,000
     2005 ........................................................        48,000
     2006 ........................................................        48,000
     2007 ........................................................        48,000
     2008 ........................................................        16,000
                                                                        --------
     Total minimum future rental payments ........................      $208,000
                                                                        ========

NOTE 14 - INCOME TAXES

The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31:

                                                                           2003                     2002                     2001
                                                                           ----                     ----                     ----
Income taxes currently payable
    Federal ................................................            $   980,787             $   696,602             $   356,000
    State ..................................................                 84,274                  51,600                  33,600
                                                                        -----------             -----------             -----------

                                                                          1,065,061                 748,202                 389,600
Deferred tax provision (benefit) ...........................               (175,663)                 54,477                 (27,005)
Change in valuation allowance ..............................                 69,779                 (69,779)                      -
                                                                        -----------             -----------             -----------

       Provision ...........................................            $   959,177             $   732,900             $   362,595
                                                                        ===========             ===========             ===========


The income tax effect of cumulative temporary differences for deferred tax assets (liabilities) at December 31, are as follows:

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                       2003                  2002
                                                                                                       ----                  ----

Allowance for loan losses ............................................................             $ 794,204              $ 563,128
Unrealized gain on investment securities .............................................               (41,552)               (21,654)
Depreciation .........................................................................              (362,945)              (305,795)
Other ................................................................................                28,835                  7,200
                                                                                                   ---------              ---------

          Net deferred tax asset before valuation allowance ..........................               418,542                242,879
Valuation allowance ..................................................................                     -                (69,779)
                                                                                                   ---------              ---------

          Net deferred tax asset .....................................................             $ 418,542              $ 173,100
                                                                                                   =========              =========


The net deferred tax asset is reported in other assets in the balance sheets at December 31, 2003 and 2002.

The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                                    2003                       2002                      2001
                                                                    ----                       ----                      ----
                                                           Amount          %          Amount           %          Amount          %
                                                           ------          -----      ------       -----          ------      -----
Tax expense at statutory rate ........................   $ 905,563           34%    $ 639,100          34%   $ 343,100           34%
Increase (decrease) in taxes resulting from:
   state bank tax (net of federal benefit) ...........      55,621            2        34,000           2       22,200            2
Officer's life insurance .............................      13,974            1        14,000           1
Other tax preference items ...........................     (15,981)          (1)       45,800           2       (2,705)           -
                                                         ---------        -----     ---------       -----    ---------        -----

  Tax provision (benefit) ............................   $ 959,177           36%    $ 732,900          39%   $ 362,595           36%
                                                         =========        =====     =========       =====    =========        =====


NOTE 15 - RELATED PARTY TRANSACTIONS

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

A summary of loan transactions with directors and executive officers, including their affiliates, are as follows:

                                                        For the years ended
                                                            December 31,
                                                            ------------
                                                      2003               2002
                                                      ----               ----

Balance, beginning of year ...............         $ 450,420          $ 568,069
   New loans .............................                 -                  -
   Repayments ............................          (199,432)          (117,649)
                                                   ---------          ---------

Balance, end of year .....................         $ 250,988          $ 450,420
                                                   =========          =========


Deposits by directors and executive officers, including their affiliates, at December 31, 2003 and 2002 approximate $834,184 and $795,467, respectively.

A company affiliated with one of the Bank's directors leases office space from the Bank on a month-to-month basis. Total lease payments received in 2003 and 2002 were $9,160 and $28,800, respectively.

NOTE 16 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                                                            December 31,
                                                            ------------
                                                      2003                2002
                                                      ----                ----
Commitments to extend credit .............        $32,081,182        $18,834,105
Standby letters of credit ................            383,275            418,032

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements and the fair value of any liability associated with letters of credit is insignificant.


NOTE 17 - EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) Plan for the benefit of all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches employee contributions equal to 50 percent of the first six percent of compensation, subject to certain adjustments and limitations. Additionally, all eligible employees receive a three percent contribution from the Company. Contributions made to the Plan in 2003, 2002 and 2001 amounted to $126,488, $95,595, and $77,377, respectively.


NOTE 18 - STOCK OPTION PLAN

During 2000, the Board of Directors approved a stock option plan for the benefit of the directors, officers and employees. The Board may grant options at an option price per share not less than the fair market value on the date of grant. All options granted to officers and employees vest immediately and expire five years from the grant date.

A summary of the status of the plan and changes during the year is presented below (all shares have been adjusted for stock dividends):

                                                        2003                           2002                          2001
                                                        ----                           ----                          ----
                                                               Weighted-                      Weighted-                    Weighted-
                                                                Average                        Average                      Average
                                                               Exercise                       Exercise                     Exercise
                                                 Shares          Price         Shares           Price         Shares         Price
                                                 ------          -----         ------           -----         ------         -----
Outstanding at beginning of year .........       108,485        $  5.43       108,904         $  5.43         100,914       $  5.43
Granted ..................................             -              -             -               -               -             -
Exercised ................................       (60,491)          4.71             -               -               -             -
Forfeited or expired .....................           (81)          5.64          (410)           5.37          (6,625)         5.37
                                                --------                      -------                         -------
Outstanding at end of year ...............        47,913           6.34       108,485            5.43          94,289          5.38
                                                ========                      =======                         =======
Options exercisable at year end ..........        47,913           6.34       109,485            5.43          94,289          5.38
                                                ========                      =======                         =======
Shares available for grant ...............        36,198                       31,270                          26,711
                                                ========                      =======                         =======

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

NOTE 19 - EMPLOYEE STOCK PURCHASE PLAN

During 2000, the Board of Directors approved a non-compensatory Employee Stock Purchase Plan for the benefit of officers and employees. Beginning July 1, 2000, officers and employees were allowed to have payroll withholdings for the purpose of buying Company stock. The purchase price is 85 percent of the closing quoted market price of the first or last business day of the quarter, whichever is less. Shares for the quarter are purchased during the first month of the following quarter. During 2003 and 2002, the Company issued 3,116 and 4,498 shares of common stock, respectively, under this plan.


NOTE 20 - STOCK REPURCHASE

During 2000, the Board of Directors approved the repurchase of up to 126,500 shares of the Company's common stock at market rates. All shares repurchased throughout the year have been retired. As of December 31, 2003, the Company has repurchased 124,769 shares at an average price of $8.56 per share. The Company repurchased 6,000 shares in 2003.


NOTE 21 - NET INCOME PER COMMON SHARE

Earnings per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Earnings per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options.

                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                  2003                  2002                2001
                                                                                  ----                  ----                ----
  Basic earnings per share:

Net income available to common shareholders ......................            $1,704,243            $1,146,700            $  646,417
                                                                              ==========            ==========            ==========

Average common shares outstanding - basic ........................             1,687,752             1,518,489             1,333,801
                                                                              ==========            ==========            ==========

Basic earnings per share .........................................            $     1.01            $     0.75            $     0.48
                                                                              ==========            ==========            ==========

Diluted earnings per share:

Net income available to common shareholders ......................            $1,704,243            $1,146,700            $  646,417

Average common shares outstanding - basic ........................             1,687,752             1,518,489             1,333,801

Incremental shares from assumed conversion
 of stock options ................................................                40,096                61,066                42,391
                                                                              ----------            ----------            ----------

Average common shares outstanding - diluted ......................             1,727,848             1,579,555             1,376,192
                                                                              ==========            ==========            ==========

Diluted earnings per share .......................................            $     0.99            $     0.73            $     0.48
                                                                              ==========            ==========            ==========


NOTE 22 - DIVIDENDS

The Board of Directors declared and paid a ten percent stock dividend in March 2003 and a five percent stock dividend in August 2003. The Board also declared and paid ten percent stock dividends in March 2002 and 2001. All balance sheet amounts and per share amounts have been adjusted to reflect these dividends.

There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Bank is restricted in its ability to pay dividends to the Company under the laws and regulations of the State of South Carolina. Generally, these restrictions allow the Bank to pay dividends from current earnings without the prior written consent of the South Carolina Commissioner of Banking.

NOTE 23 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of the Bank to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification of the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

                                                                                                                     To Be Well-
                                                                                                                  Capitalized Under
                                                                                              For Capital         Prompt Corrective
                                                                       Actual              Adequacy Purposes      Action Provisions
                                                                       ------              -----------------      -----------------
(Dollars in thousands)                                           Amount      Ratio        Amount        Ratio      Amount      Ratio
                                                                 ------      -----        ------        -----      ------      -----
December 31, 2003
The Company
 Total capital (to risk-weighted assets) .................      $46,607      24.48%      $15,357        8.00%          N/A      N/A
 Tier 1 capital (to risk-weighted assets) ................       44,298      23.08         7,679        4.00           N/A      N/A
 Tier 1 capital (to average assets) ......................       44,298      18.35         9,655        4.00           N/A      N/A
The Bank
 Total capital (to risk-weighted assets) .................      $29,633      16.10%      $14,767        8.00%      $18,459    10.00%
 Tier 1 capital (to risk-weighted assets) ................       27,324      14.80         7,384        4.00        11,076     6.00
 Tier 1 capital (to average assets) ......................       27,324      11.60         9,423        4.00        11,779     5.00
December 31, 2002
The Company
 Total capital (to risk-weighted assets) .................      $20,257      14.98%      $10,821        8.00%          N/A      N/A
 Tier 1 capital (to risk-weighted assets) ................       18,595      13.75         5,410        4.00           N/A      N/A
 Tier 1 capital (to average assets) ......................       18,595      10.97         6,778        4.00           N/A      N/A
The Bank
 Total capital (to risk-weighted assets) .................      $17,107      12.80%      $10,681        8.00%      $13,351    10.00%
 Tier 1 capital (to risk-weighted assets) ................       15,451      11.60         5,341        4.00         8,011     6.00
 Tier 1 capital (to average assets) ......................       15,451       9.20         6,706        4.00         8,382     5.00

NOTE 24 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                                                                           December 31,
                                                                                           ------------
                                                                             2003                                 2002
                                                                             ----                                 ----
                                                                 Carrying             Fair              Carrying             Fair
                                                                  Amount              Value              Amount              value
                                                                  ------              -----              ------              -----
Financial assets:
   Cash and due from banks .........................            $  5,550            $  5,550            $  5,490          $  5,490
   Federal funds sold ..............................              12,031              12,031              14,583            14,583
   Investment securities ...........................              22,048              22,048               7,263             7,263
   Loans held for sale .............................                 427                 427               8,683             8,683
   Loans, gross ....................................             202,109             202,389             136,385           138,079

Financial liabilities:
   Deposits ........................................             166,212             166,167             132,655           133,101
   Other borrowings ................................              41,100              40,034              23,500            23,997
   Trust preferred debt ............................              11,000              11,000              11,000            11,000

                                                                   Notional           Fair              Notional              Fair
                                                                    Amount            Value              Amount               Value
                                                                    ------            -----              ------               -----
Financial instruments with off-
   Balance sheet risk:
   Commitments to extend credit .....................            $32,081                 -               $18,834                -
   Standby letters of credit ........................                383                 -                   418                -

NOTE 25 - PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Southcoast Financial Corporation (parent company only):


                            CONDENSED BALANCE SHEETS

                                                               December 31,
                                                               ------------
                                                           2003          2002
                                                           ----          ----
ASSETS
     Cash ..........................................   $ 5,609,212   $ 6,489,000
     Investments available for sale ................     4,996,422             -
     Investment in bank subsidiary .................    27,435,829    15,509,341
     Loans .........................................     2,747,056             -
     Property and equipment ........................     1,996,491     1,030,185
     Other assets ..................................     1,626,274       693,850
                                                       -----------   -----------

           Total assets ............................   $44,411,284   $23,722,376
                                                       ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable ..............................   $       873   $    12,924
     Trust preferred debt ..........................    11,000,000    11,000,000
     Shareholders' equity ..........................    33,410,411    12,709,452
                                                       -----------   -----------

         Total liabilities and shareholders' equity    $44,411,284   $23,722,376
                                                       ===========   ===========


                         CONDENSED STATEMENTS OF INCOME

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                  2003                   2002               2001
                                                                                  ----                   ----               ----
Income
   Dividend from subsidiary ..........................................           $       -            $       -          $   375,000
   Other .............................................................             461,012              255,295                  156
                                                                               -----------          -----------          -----------

                                                                                   461,012              255,295              375,156

Expenses .............................................................             724,308              274,261              157,677
                                                                               -----------          -----------          -----------

       Income (loss) before income taxes .............................            (263,296)             (18,966)             217,479

Income tax benefit ...................................................              94,786                5,611               56,707
                                                                               -----------          -----------          -----------

       Income (loss) before equity in undistributed net
         income (loss) of bank subsidiary ............................            (168,510)             (13,355)             274,186

Equity in undistributed net income
   of bank subsidiary ................................................           1,872,753            1,160,055              372,231
                                                                               -----------          -----------          -----------

       Net income ....................................................         $ 1,704,243          $ 1,146,700          $   646,417
                                                                               ===========          ===========          ===========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                      2003              2002                2001
                                                                                      ----              ----                ----

Operating activities
   Net income .............................................................      $  1,704,243       $  1,146,700       $    646,417
   Adjustments to reconcile net income to net cash provided
     provided by operating activities
     Equity in undistributed net income
        of bank subsidiary ................................................        (1,872,753)        (1,160,055)          (372,231)
     Increase in other assets .............................................          (907,424)          (599,350)           (52,244)
     Increase (decrease) in other liabilities .............................           (19,051)             1,924             10,677
                                                                                 ------------       ------------       ------------

         Net cash provided by (used for) operating activities .............        (1,094,985)          (610,781)           232,619
                                                                                 ------------       ------------       ------------

Investing activities
   Cash contribution to bank subsidiary ...................................       (17,744,050)        (4,000,000)                 -
                                                                                 ------------       ------------       ------------

Financing activities
   Purchase of property and equipment .....................................          (966,306)          (241,765)          (788,420)
   Proceeds from trust preferred debt .....................................                 -         11,000,000                  -
   Payments made on borrowings ............................................                 -           (600,000)          (325,000)
   Proceeds from sale of stock, net .......................................        18,754,284             39,202          1,779,656
   Proceeds from exercise of stock options ................................           246,826                  -                  -
   Proceeds from employee stock purchase plan .............................            36,943             39,202             59,720
   Repurchase of common stock .............................................          (112,500)                 -           (109,103)
                                                                                 ------------       ------------       ------------

         Net cash provided by financing activities ........................        17,959,247         10,197,437            557,133
                                                                                 ------------       ------------       ------------

         Net change in cash ...............................................          (879,788)         5,586,656            789,752

Cash, beginning of year ...................................................         6,489,000            902,344            112,592
                                                                                 ------------       ------------       ------------

Cash, end of year .........................................................      $  5,609,212       $  6,489,000       $    902,344
                                                                                 ============       ============       ============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

         No disclosure is required under 17 C.F.R. Section 228.308.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Election of Directors -- Directors and Nominees" "-- Executive Officers," and "-- Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement") is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Robert M. Scott, Executive Vice President, SouthCoast Financial Corporation, 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina 29464.

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation" in the 2004 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2004 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2003 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                47,913                       $6.34                        36,198

Equity compensation
plans not approved
by security holders                  0                           0                             0
                                ------                       -----                        ------

Total                           47,913                       $6.34                        36,198


Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement is incorporated herein by reference.

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

10.5 Indenture between Registrant and Wells Fargo Bank, National Association, dated as of May 3, 2002 (4)

10.6 Guarantee Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of May 3, 2002 (4)

10.7 Registrant's Junior Subordinated Deferrable Interest Debentures, dated as of May 3, 2002 (4)

10.8 Purchase Agreement among the Registrant, Southcoast Capital Trust II and Trapeza CDO, LLC, dated as of December 16, 2002(5)

10.9 Amended and Restated Trust Agreement among Southcoast Financial Corporation, The Bank of New York, The Bank of New York (Delaware), L. Wayne Pearson, Paul D. Hollen, III and Robert M. Scott, dated as of December 16, 2002(5)

10.10 Junior Subordinated Indenture between Registrant and The Bank of New York, dated as of December 16, 2002(5)

10.11 Guarantee Agreement between Registrant and The Bank of New York, dated as of December 16, 2002(5)

10.12          Floating Rate Junior  Subordinated Note, dated as of December 16,
               2002(5)

10.13          Form of Employment  Agreements between the Company and each of L.
               Wayne Pearson, Paul D. Hollen, III and Robert M. Scott, dated as of August 12, 2003(6)

10.14          Southcoast Financial Corporation Employee Stock Purchase Plan (7)

21             Subsidiaries of Registrant (5)

23             Consent of Accountants

31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999.
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000.
(4)  Incorporated  by reference to Form 10-QSB for the  quarter  ended March 31,
     2002.
(5)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2002.
(6) Incorporated by reference to exhibits to Form SB-2 filed August 3, 2003 (File No. 333-108480).
(7) Incorporated by reference to proxy materials filed on Schedue 14A in connection with the Registrant's May 11, 2000 Annual Meeting of Shareholders.

(b)      Reports on Form 8-K.

         Report on From 8-K filed October 17, 2003 pursuant to Item 12 of that form.

Item 14.  Principal Accountant Fees and Services

         The  information  set  forth  under  the  captions "Independent  Public
Accountants - Fees Paid to Independent Auditors" and "Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2004 Proxy Statement is incorporated herein by reference.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Southcoast Financial Corporation


March 23, 2004                By: s/ L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


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


         In accordance with Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

s/William A. Coates
--------------------------               Director                                           March 29, 2004
William A. Coates

Paul D. Hollen, III
--------------------------               Executive Vice President, Director                 March 26, 2004
Paul D. Hollen, III

s/L. Wayne Pearson
--------------------------               Chairman, Chief Executive Officer, Director        March 25, 2004
L. Wayne Pearson

s/Robert M. Scott
--------------------------               Executive Vice President, Chief Financial          March 22, 2004
Robert M. Scott                          Officer, Principal Accounting Officer, Director

s/James H. Sexton
--------------------------               Director                                           March 29, 2004
James H. Sexton

s/James P. Smith
--------------------------               Director                                           March 25, 2004
James P. Smith

                                  EXHIBIT INDEX

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

10.5 Indenture between Registrant and Wells Fargo Bank, National Association, dated as of May 3, 2002 (4)

10.6 Guarantee Agreement between the Registrant and Wells Fargo Bank, National Association, dated as of May 3, 2002 (4)

10.7 Registrant's Junior Subordinated Deferrable Interest Debentures, dated as of May 3, 2002 (4)

10.8 Purchase Agreement among the Registrant, Southcoast Capital Trust II and Trapeza CDO, LLC, dated as of December 16, 2002(5)

10.9 Amended and Restated Trust Agreement among Southcoast Financial Corporation, The Bank of New York, The Bank of New York (Delaware), L. Wayne Pearson, Paul D. Hollen, III and Robert M. Scott, dated as of December 16, 2002(5)

10.10 Junior Subordinated Indenture between Registrant and The Bank of New York, dated as of December 16, 2002(5)

10.11 Guarantee Agreement between Registrant and The Bank of New York, dated as of December 16, 2002(5)

10.12          Floating Rate Junior  Subordinated Note, dated as of December 16,
               2002(5)

10.13          Form of Employment  Agreements between the Company and each of L.
               Wayne Pearson, Paul D. Hollen, III and Robert M. Scott, dated as of August 12, 2003(6)

10.14          Southcoast Financial Corporation Employee Stock Purchase Plan (7)

21             Subsidiaries of Registrant (5)

23             Consent of Accountants

31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999.
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000.
(4)  Incorporated  by reference to Form 10-QSB for the  quarter  ended March 31,
     2002.
(5)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2002.
(6) Incorporated by reference to exhibits to Form SB-2 filed August 3, 2003 (File No. 333-108480).
(7) Incorporated by reference to proxy materials filed on Schedue 14A in connection with the Registrant's May 11, 2000 Annual Meeting of Shareholders.