Form 10QSB
period 2004-03-31
SOUTHCOAST FINANCIAL CORP
filed 2004-05-13
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

   X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
------               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------                 THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                               Commission File No.
                                     0-25933

                        SOUTHCOAST FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

             South Carolina                               28-2384011
      (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

                           530 Johnnie Dodds Boulevard
                       Mt. Pleasant, South Carolina 29464
                    (Address of principal executive offices)

                                  843-884-0504
                (Issuer's telephone number, including area code)
                ------------------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      2,695,642 shares of common stock, no par value, as of April 30, 2004

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2004 and December 31, 2003...................................2

         Condensed Consolidated Statements of Income - Three months ended March 31, 2004 and 2003.......................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2004 and 2003...................................................................4

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003...................5

Notes to Condensed Consolidated Financial Statements..................................................................6-7

Item 2.  Management's Discussion and Analysis or Plan of Operation...................................................8-11

Item 3. Controls and Procedures........................................................................................12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................................................13

         (a) Exhibits..................................................................................................13

         (b) Reports on Form 8-K.......................................................................................13

Signatures ............................................................................................................14

                        SOUTHCOAST FINANCIAL CORPORATION

                       Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                     March 31,          December 31,
                                                                                                      2004                  2003
                                                                                                      ----                  ----
                                                                                                   (Unaudited)
Assets
   Cash and due from banks .........................................................            $  4,991,425            $  5,550,376
   Federal funds sold ..............................................................              43,033,000              12,031,000
   Investment securities available for sale ........................................              19,739,034              19,993,359
   Federal Home Loan Bank Stock, at Cost ...........................................               1,740,000               2,055,000
   Loans held for sale .............................................................               3,089,780                 427,000
   Loans, net of allowance of $2,528,533 and $2,376,516 ............................             203,571,136             199,732,196
   Property and equipment - net ....................................................              11,828,599               9,412,214
   Other assets ....................................................................               4,510,891               3,670,957
                                                                                                ------------            ------------

       Total assets ................................................................            $292,503,865            $252,872,102
                                                                                                ============            ============

Liabilities
   Deposits
     Noninterest-bearing ...........................................................            $ 25,556,458            $ 19,645,320
     Interest bearing ..............................................................             189,222,410             146,567,087
                                                                                                ------------            ------------

       Total deposits ..............................................................             214,778,868             166,212,407
                                                                                                ------------            ------------

   Other borrowings ................................................................              31,000,000              41,100,000
   Trust preferred debt ............................................................              11,000,000              11,000,000
   Other liabilities ...............................................................               1,489,746               1,149,284
                                                                                                ------------            ------------

       Total liabilities ...........................................................             258,268,614             219,461,691
                                                                                                ------------            ------------

Shareholders' Equity
   Common stock (no par value; 20,000,000 shares authorized;
     2,693,974 shares outstanding at March 31,2004 and
     2,680,501 at December 31, 2003) ...............................................              33,991,887              33,298,027
   Retained earnings ...............................................................                       -                       -
   Accumulated other comprehensive income ..........................................                 243,364                 112,384
                                                                                                ------------            ------------

       Total shareholders' equity ..................................................              34,235,251              33,510,411
                                                                                                ------------            ------------

       Total liabilities and shareholders' equity ..................................            $292,503,865            $252,872,102
                                                                                                ============            ============


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                    For the three months ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                     2004                    2003
                                                                                                     ----                    ----
Interest income
   Loans, including fees .........................................................               $3,317,212               $2,550,941
   Investment securities .........................................................                  183,632                   81,600
   Federal funds sold ............................................................                   20,736                   52,602
                                                                                                 ----------               ----------
       Total interest income .....................................................                3,521,580                2,685,143
                                                                                                 ----------               ----------
Interest expense
   Deposits and borrowings .......................................................                1,196,120                1,115,035
                                                                                                 ----------               ----------
Net interest income ..............................................................                2,335,460                1,570,108
Provision for  loan losses .......................................................                  150,000                  120,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                2,185,460                1,450,108
                                                                                                 ----------               ----------
Noninterest income
   Service fees on deposit accounts ..............................................                  220,962                  213,832
   Fees on loans sold ............................................................                   51,137                  207,628
   Other .........................................................................                   42,492                   39,384
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                  314,591                  460,854
                                                                                                 ----------               ----------
Noninterest expenses
   Salaries and employment benefits ..............................................                  976,136                  864,177
   Occupancy .....................................................................                  106,696                   87,636
   Furniture and equipment .......................................................                  175,410                  155,601
   Advertising and public relations ..............................................                   29,363                   20,645
   Professional fees .............................................................                   56,100                   30,332
   Travel and entertainment ......................................................                   44,115                   33,682
   Telephone, postage and supplies ...............................................                   87,603                   44,097
   Other operating expenses ......................................................                  128,528                  126,133
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                1,603,951                1,362,303
                                                                                                 ----------               ----------
Income before income taxes .......................................................                  896,100                  548,659
Income tax .......................................................................                  278,719                  196,618
                                                                                                 ----------               ----------
Net income .......................................................................               $  617,381               $  352,041
                                                                                                 ==========               ==========
Basic net income per common share ................................................               $      .21               $      .20
Diluted net income per common share ..............................................               $      .21               $      .19
Weighted average shares outstanding
   Basic .........................................................................                2,956,802                1,796,920
   Diluted .......................................................................                2,990,877                1,876,608

            See notes to condensed consolidated financial statements.

                       SOUTHCOAST FINANCIAL CORPORATION

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                                                                          Accumulated
                                                                                                            other
                                                                    Common Stock                        comprehensive
                                                                    ------------            Retained         income
                                                               Shares         Amount        earnings         (loss)          Total
                                                               ------         ------        --------         ------          -----
Balance, January 1, 2003 .............................       1,321,996    $11,378,910     $ 1,289,321      $  41,221    $12,709,452
   Net income for the period .........................                                        352,042                       352,042
   Other comprehensive income,
     net of tax ......................................
     Unrealized holding losses
       on securities available for sale ..............                                                       (11,426)       (11,426)
                                                                                                                        -----------

   Comprehensive income ..............................                                                                      340,616

Employee stock purchase plan .........................             687          7,008                                         7,008
                                                             ---------    -----------     -----------      ---------    -----------

Balance, March 31, 2003 ..............................       1,322,683    $11,385,918     $ 1,641,363      $  29,795    $13,057,076
                                                             =========    ===========     ===========      =========    ===========

Balance, January 1, 2004 .............................       2,680,501    $33,298,027     $        -       $ 112,384    $33,140,411

   Net income for the period .........................                                        617,381                       617,381

   Other comprehensive income,
     net of tax ......................................
     Unrealized holding losses
       on securities available for sale ..............                                                       130,980        130,980
                                                                                                                        -----------

   Comprehensive income ..............................                                                                      748,361

   Stock dividend ....................................         269,564        617,381        (617,381)

   Exercise of stock options .........................          12,336         57,639                                        57,639

   Employee stock purchase plan ......................           1,137         18,840                                        18,840
                                                             ---------    -----------     -----------      ---------    -----------

Balance, March 31, 2004 ..............................       2,963,538    $33,991,887     $        -       $ 243,364    $34,235,251
                                                             =========    ===========     ===========      =========    ===========

            See notes to condensed consolidated financial statements.

                       SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                   For the three months ended
                                                                                                             March 31,
                                                                                                             ---------
                                                                                                     2004                   2003
                                                                                                     ----                   ----
Operating activities
   Net income ......................................................................           $    617,381            $    352,042
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
       Income tax ..................................................................                278,719                 196,618
       Provision for loan losses ...................................................                150,000                 120,000
       Depreciation and amortization ...............................................                169,715                 135,626
       Increase in other assets ....................................................               (839,934)             (1,095,969)
       Increase in other liabilities ...............................................                (11,934)                145,814
                                                                                               ------------            ------------

         Net cash provided by (used) operating activities ..........................                363,947                (145,869)
                                                                                               ------------            ------------

Investing activities
   Sale (purchase) Federal Home Loan Bank stock ....................................                315,000                 (70,000)
   Sale (purchase) of investment securities available for sale .....................                448,120                 (20,389)
   Net increase in loans ...........................................................             (6,651,720)             (2,569,384)
   Purchase of property and equipment ..............................................             (2,575,238)               (149,421)
                                                                                               ------------            ------------

         Net cash used for investing activities ....................................             (8,463,838)             (2,809,194)
                                                                                               ------------            ------------

Financing activities
   Increase (decrease) in borrowings ...............................................            (10,100,000)              4,200,000
   Proceeds from sale (redemption) of stock, net ...................................                 76,479                   7,008
   Net increase in deposits ........................................................             48,566,461              19,031,992
                                                                                               ------------            ------------

         Net cash provided by financing activities .................................             38,542,940              23,239,000
                                                                                               ------------            ------------

         Increase in cash and due from banks .......................................             30,443,049              20,283,937

Cash and due from banks, beginning of period .......................................             17,581,376              20,072,586
                                                                                               ------------            ------------

Cash and due from banks, end of period .............................................           $ 48,024,425            $ 40,356,523
                                                                                               ============            ============


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
Note 1 - Basis of Presentation

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

Note 2 - Organization

Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank and another subsidiary and has no employees.

Note 3 - Stock-Based Compensation

We have a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                                  Three months ended March 31,
                                                                                                  ----------------------------
                                                                                                2004                          2003
                                                                                                ----                          ----
                                                                                                             (Unaudited)
Net income, as reported .....................................................               $      617,381             $     352,042
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ................................                       91,113                     7,941
                                                                                            --------------               -----------

Pro forma net income ........................................................               $      526,268             $     344,101
                                                                                            ==============               ===========

Earnings per share:
  Basic - as reported .......................................................               $         0.21               $      0.20
                                                                                            ==============               ===========
  Basic - pro forma .........................................................               $         0.18               $      0.19
                                                                                            ==============               ===========

  Diluted - as reported .....................................................               $         0.21               $      0.19
                                                                                            ==============               ===========
  Diluted - pro forma .......................................................               $         0.18               $      0.18
                                                                                            ==============               ===========

                       SOUTHCOAST FINANCIAL CORPORATION

Note 4 - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of shares outstanding for diluted earnings per share.

In April 2004 and April 2003, the Company declared ten percent stock dividends on the Company's common stock. In July, 2003 the Company declared a special five percent stock dividend. The weighted average number of shares and all other share data have been restated for all periods presented to reflect these stock dividends.


Note 5 - Trust Preferred Debt

In May 2002 and December 2002, in two separate transactions, the Company issued an aggregate of $11 million of trust preferred debt. These securities qualify as Tier 1 capital for regulatory purposes. They have a five-year call date with a maturity of thirty years from date of issuance. The interest rate on the securities fluctuates quarterly with the three-month LIBOR.


Note 6 - Recently Issued Accounting Standards

No recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information have occurred during the quarter ending March 31, 2004.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2003 Form 10-KSB of Southcoast Financial Corporation. Results of operations for the period ending March 31, 2004 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate," "project," "intend," "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

The Company's net income for the three months ended March 31, 2004 was $617,381 or $.21 per basic share, compared to $352,041 or $.20 per basic share, for the three months ended March 31, 2003. The average number of shares for the quarter ending March 31, 2004 was 2,956,802 compared to 1,796,920 for the period ending March 31, 2003. The increased number of shares is primarily due to the 1,104,000 new shares issued in November 2003 in our secondary stock offering.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $2,335,460 for the three months ended March 31, 2004, compared to $1,570,108 for the three months ended March 31, 2003.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ending March 31, 2004 increased 35.3 percent to $238.7 million from the $176.4 million reported for the three months ending March 31, 2003. The increase was mainly attributable to the increase in loans supported by a $42.1 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts as well as an increase in average equity of $20,971,581 resulting primarily from our secondary stock offering.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2004 and 2003. The increase in net interest income is due to increased volume of earning assets, coupled with a 35 basis point increase in the Company's net interest margin.

                       SOUTHCOAST FINANCIAL CORPORATION

                                                         For the three months ended                    For the three months ended
                                                               March 31, 2004                                March 31, 2003
                                                 -------------------------------------         -------------------------------------
                                                    Average        Income/     Yield/             Average        Income/     Yield/
                                                    Balance        Expense     Rate(1)            Balance        Expense     Rate(1)
                                                    -------        -------     -------            -------        -------     -------
Assets
   Federal funds sold ......................    $  9,407,516    $   20,736      0.88%          $ 18,345,700    $   52,602      1.15%
   Investments .............................      19,469,138       183,632      5.77             10,374,760        81,600      3.15
                                                ------------    ----------                     ------------    ----------
     Total investments and
       federal funds sold ..................      28,876,654       204,368      2.83             28,720,460       134,202      1.87
   Loans ...................................     209,784,627     3,317,212      6.32            147,630,604     2,550,941      6.91
                                                ------------    ----------                     ------------    ----------
     Total earning assets ..................     238,661,281     3,521,580      5.90            176,351,064     2,685,143      6.09
                                                                ----------                                     ----------
     Other assets ..........................      16,893,013                                     11,903,953
                                                ------------                                   ------------
     Total assets ..........................    $255,554,294                                   $188,255,017
                                                ============                                   ============
Liabilities
   Interest bearing deposits ...............    $151,920,416       725,832      1.91           $124,727,975    $  744,188      2.39
   Other borrowings ........................      46,552,761       460,288      3.95             31,637,778       370,847      4.69
                                                ------------    ----------                     ------------    ----------
     Total interest bearing
       liabilities .........................     198,473,177     1,186,120      2.39            156,365,753     1,115,035      2.85
                                                                ----------                                     ----------
   Non-interest bearing
     liabilities ...........................      23,119,835                                     18,899,563
                                                ------------                                   ------------
     Total liabilities .....................     221,593,012     1,186,120      2.14            175,265,316     1,115,035      2.54
                                                                ----------                                     ----------
   Equity ..................................      33,961,282                                     12,989,701
                                                ------------                                   ------------
     Total liabilities
       and equity ..........................    $255,554,294                                   $188,255,017
                                                ============                                   ============
     Net interest
       income/margin .......................                    $2,335,460      3.91                           $1,570,108      3.56
                                                                ==========                                     ==========
     Net interest spread ...................                                    3.51%                                          3.24%

(1)  Annualized

As reflected above, for the three months ended March 31, 2004 the average yield on earning assets was 5.90 percent, while the average cost of interest bearing liabilities was 2.39 percent. For the three months ended March 31, 2003 the average yield on earning assets was 6.09 percent and the average cost of interest-bearing liabilities was 2.85 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate decreases over the last year and the maturing of higher yield certificates of deposits. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended March 31, 2004 was 3.91 percent compared to 3.56 percent for the three months ended March 31, 2003. The increase in the net-interest margin is primarily attributable to the increase in net non-interest bearing liabilities and equity supporting the growth of earning assets. The cost of total liabilities was 2.14 percent for the three months ended March 31 2004 compared to 2.54 percent for the three months ended March 31, 2003.

                       SOUTHCOAST FINANCIAL CORPORATION

The following table presents  changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

Analysis of Changes in Net Interest Income

                                                                                For the three months ended March 31, 2004
(Dollars in thousands)                                                           Versus three months ended March 31, 2003
                                                                           ----------------------------------------------
                                                                               Volume              Rate        Net Change
Federal funds sold ....................................................    $       (26)      $        (6)     $       (32)
Investments ...........................................................             72                30              102
                                                                           -----------       -----------      -----------
Total investments and federal funds sold ..............................             46                24               70
Total loans ...........................................................          1,074              (308)             766
                                                                           -----------       -----------      -----------
Total earning assets ..................................................          1,120              (284)             836
Total interest-bearing liabilities ....................................            341              (270)              71
                                                                           -----------       -----------      -----------
Net interest income ...................................................    $       779       $       (14)     $       765
                                                                           ===========       ===========      ===========

Noninterest Income and Expenses
Noninterest income for the three months ended March 31, 2004 was $314,591 compared to $460,854 for the three months ended March 31, 2003. The decrease is attributable to a $156,491 decrease in fees on loans sold, offset by slight increases in service fees on deposit accounts and other non-interest income. The decrease in fees on loans sold is the result of the slowing down of mortgage refinancing in the Charleston area.

Noninterest expenses for the three months ended March 31, 2004 were $1,603,951, compared to $1,362,303 for the three months ended March 31, 2003. The increase of $241,648 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Summerville branch in February 2004 and the anticipated opening of the Goose Creek branch in the third quarter of 2004, as well as the increase in administrative staff to support the growth of the Company's operations.

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings from the Federal Home Loan Bank are the Company's primary source of funds for credit activities. The Company also has a $5.3 million line of credit with the Bankers Bank of Atlanta and a $6 million line of credit with First Tennessee Bank. The Company is in the process of opening one new branch office and an operations center. The total cost of these facilities will be $2,584,000. The funding for these offices will come from normal operations and the proceeds of the 2003 stock offering.
Management believes that the Company's liquidity sources are adequate to meet its normal operating needs.

Federal Funds Sold

Federal funds sold increased $31,002,000 during the first three months of 2004 to $43,033,000 at March 31, 2004. The increase was a direct result of the increase in deposits. The excess funds are being maintained in federal funds until necessary for use to fund higher yielding loans.

Loans

Commercial loans (most of which are incidentally secured with real estate) made up 56.5 percent of the total loan portfolio as of March 31, 2004, totaling $116.4 million. Loans secured by real estate for construction and land development totaled $21.5 million or 10.4 percent of the portfolio while all other loans secured by real estate totaled $64.6 million or 31.3 percent of the total loan portfolio, as of March 31, 2004. Installment loans and other consumer loans to individuals comprised $3.6 million or 1.8 percent of the total loan portfolio. The allowance for loan losses was 1.23 percent of loans as of March 31, 2004 compared to 1.18 percent as of December 31, 2003. In management's opinion, the allowance for loan losses is adequate. At March 31, 2004, the Company did not have any loans 90 days delinquent and still accruing interest and had $736,000 of non-accruing loans and $70,000 of other real estate owned.

                       SOUTHCOAST FINANCIAL CORPORATION

Deposits

Deposits  increased  $48,566,461  during  the  first  three  months  of  2004 to
$214,778,868 at March 31, 2004. The increase was attributable to several factors. Noninterest bearing deposits increased $5,911,138 during the first three months as a result of the normal growth of the Bank. Certificates of deposits from retail customers increased approximately $28,000,000 during the first three months. This increase was largely attributable to a six-month special on certificates issued in conjunction with the opening of the Summerville branch in February 2004. Brokered deposits increased $11,000,000 during the same period. In anticipation of increased rates, the Bank locked in some longer term deposits with maturities ranging from to one to four and a half years.

Capital Resources

The capital base for the Company increased by $824,840 for the first three months of 2004, due to operating income, capital raised through the Employee Stock Purchase Plan and exercise of stock options, and unrealized gains on available for sale securities. The Company's tier one capital to asset ratio was 21.70% percent as of March 31, 2004 compared to 23.08% percent as of December 31, 2003.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of March 31, 2004, the Company and subsidiary bank exceeds the capital requirement levels that are to be maintained as shown in the following table.

                                                                                      Capital Ratios
                                                                                      --------------
                                                                                      Well Capitalized        Adequately Capitalized
(Dollars in thousands)                                             Actual                Requirement                Requirement
                                                                   ------                -----------                -----------
                                                             Amount      Ratio         Amount      Ratio         Amount       Ratio
                                                             ------      -----         ------      -----         ------       -----
The Bank
  Total capital (to risk-weighted assets) .............  $  30,560       15.55%    $  19,649       10.00%    $   15,717      8.00%
  Tier 1 capital (to risk-weighted assets) ............     28,103       14.30%       11,784        6.00%         7,859      4.00%
  Tier 1 capital (to average assets) ..................     28,103       11.37%        9,823        5.00%         9,888      4.00%
The Company
  Total capital (to risk-weighted assets) .............  $  47,520       22.92%    $  20,736       10.00%          N/A        N/A
  Tier 1 capital (to risk-weighted assets) ............     44,992       21.70%       12,442        6.00%          N/A        N/A
  Tier 1 capital (to average assets) ..................     44,992       17.02%       13,216        5.00%          N/A        N/A

Off-Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. At March 31, 2004, the Company had issued commitments to extend credit of $29,932,000 and standby letters of credit of $428,000 through various types of commercial lending arrangements. Approximately $25,114,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2004.

                                                                    After One   After Three
                                                                     Through      Through                   Greater
                                                       Within One      Three       Twelve     Within One      Than
(Dollars in thousands)                                    Month       Months       Months        Year       One Year        Total
                                                     -------------  -----------  -----------  -------------   ---------  -----------
Unused commitments to extend credit ..............   $       2,451  $       949  $     8,927  $      12,327   $ 17,605   $    29,932
Standby letters of credit ........................              94           16          293            403         25           428
                                                     -------------  -----------  -----------  -------------   --------   -----------
    Totals .......................................   $       2,545  $       965  $     9,220  $      12,730   $ 17,630   $    30,360
                                                     =============  ===========  ===========  =============   ========   ===========

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

                       SOUTHCOAST FINANCIAL CORPORATION

Item 3.  Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Sections 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures ( as defined in 17 C.F.R. Section 240.13a-15(e) and 240.15d-15(e) the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308 (c).

                       SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     31-1  Rule 13a-14(a) Certifications of CEO
     31-2  Rule 13a-14(a) Certifications of CFO
     32    Section 1350 Certification

(b) Reports on Form 8-K. The Company filed a Form 8-K dated January 22, 2004 pursuant to Items 7 and 12 of that form to report the 2003 annual earnings.

                       SOUTHCOAST FINANCIAL CORPORATION

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                s/L. Wayne Pearson
Date:    May 12, 2004                       By:---------------------------------
                                               L. Wayne Pearson
                                               President and Chief Executive
                                               Officer


                                                s/Robert M. Scott
Date:    May 12, 2004                       By:---------------------------------
                                               Robert M. Scott
                                               Executive Vice President and
                                               Chief Financial Officer

                       SOUTHCOAST FINANCIAL CORPORATION

Exhibit Index

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.