Form 10QSB
period 2004-06-30
SOUTHCOAST FINANCIAL CORP
filed 2004-08-13
CIK 1083689

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

  X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

----          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

       2,967,130 shares of common stock, no par value, as of July 31, 2004

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
                                                                                                                   --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2004 and December 31, 2003....................................2

         Condensed Consolidated Statements of Income - Six months ended June 30, 2004 and 2003..........................3

         Condensed Consolidated Statements of Income - Three months ended June 30, 2004 and 2003........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2004 and 2003......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003......................6

Notes to Condensed Consolidated Financial Statements..................................................................7-9

Item 2.  Management's Discussion and Analysis or Plan of Operation..................................................10-15

Item 3. Controls and Procedures........................................................................................16

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........................................................16

Item 6.  Exhibits and Reports on Form 8-K..............................................................................17

         (a) Exhibits..................................................................................................17

         (b) Reports on Form 8-K.......................................................................................17

Signatures ............................................................................................................18

                        SOUTHCOAST FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                 June 30,               December 31,
                                                                                                   2004                     2003
                                                                                                   ----                     ----
                                                                                               (Unaudited)
Assets
   Cash and due from banks ........................................................           $   6,137,835            $   5,550,376
   Federal funds sold .............................................................              11,747,000               12,031,000
   Investment securities available for sale .......................................              38,912,714               19,993,359
   Federal Home Loan Bank Stock, at Cost ..........................................               2,050,000                2,055,000
   Loans held for sale ............................................................               3,986,687                  427,000
   Loans, net of allowance of $2,607,160 and $2,376,516 ...........................             234,158,201              199,732,196
   Property and equipment - net ...................................................              14,412,031                9,412,214
   Other assets ...................................................................               4,498,064                3,670,957
                                                                                              -------------            -------------
       Total assets ...............................................................           $ 315,902,532            $ 252,872,102
                                                                                              =============            =============
Liabilities
   Deposits
     Noninterest-bearing ..........................................................           $  31,854,269            $  19,645,320
     Interest bearing .............................................................             195,260,866              146,567,087
                                                                                              -------------            -------------
       Total deposits .............................................................             227,115,135              166,212,407
                                                                                              -------------            -------------
   Other borrowings ...............................................................              41,000,000               41,100,000
   Trust preferred debt ...........................................................              11,000,000               11,000,000
   Other liabilities ..............................................................               2,220,182                1,149,284
                                                                                              -------------            -------------
       Total liabilities ..........................................................             281,335,317              219,461,691
                                                                                              -------------            -------------
Shareholders' Equity
   Common stock (no par value; 20,000,000 shares authorized;
     2,965,591 shares outstanding at June 30,2004 and
     2,948,551 at December 31, 2003) ..............................................              34,022,232               33,298,027
   Retained earnings ..............................................................                 655,917                        -
   Accumulated other comprehensive income (loss) ..................................                (110,934)                 112,384
                                                                                              -------------            -------------
       Total shareholders' equity .................................................              34,567,215               33,410,411
                                                                                              -------------            -------------
       Total liabilities and shareholders' equity .................................           $ 315,902,532            $ 252,872,102
                                                                                              =============            =============


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                       For the Six months ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                     2004                    2003
                                                                                                     ----                    ----
Interest income
   Loans, including fees .........................................................               $7,005,001               $5,483,015
   Investment securities .........................................................                  420,254                  165,540
   Federal funds sold ............................................................                   60,920                   86,500
                                                                                                 ----------               ----------
       Total interest income .....................................................                7,486,175                5,735,055
                                                                                                 ----------               ----------
Interest expense
   Deposits and borrowings .......................................................                2,625,485                2,225,897
                                                                                                 ----------               ----------
Net interest income ..............................................................                4,860,690                3,509,158
Provision for  loan losses .......................................................                  245,000                  425,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                4,615,690                3,084,158
                                                                                                 ----------               ----------
Noninterest income
   Service fees on deposit accounts ..............................................                  462,963                  442,416
   Fees on loans sold ............................................................                  134,691                  394,900
   Other .........................................................................                   75,014                  146,975
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                  672,668                  984,291
                                                                                                 ----------               ----------
Noninterest expenses
   Salaries and employment benefits ..............................................                2,021,978                1,828,733
   Occupancy .....................................................................                  229,043                  205,868
   Furniture and equipment .......................................................                  391,721                  315,937
   Advertising and public relations ..............................................                   78,882                   27,290
   Professional fees .............................................................                  153,569                  101,974
   Travel and entertainment ......................................................                  102,239                   85,882
   Telephone, postage and supplies ...............................................                  164,463                  103,974
   Other operating expenses ......................................................                  300,128                  252,903
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                3,442,023                2,921,948
                                                                                                 ----------               ----------
Income before income taxes .......................................................                1,846,335                1,146,501
Income tax .......................................................................                  573,037                  412,440
                                                                                                 ----------               ----------
Net income .......................................................................               $1,273,298               $  734,061
                                                                                                 ==========               ==========
Basic net income per common share ................................................               $      .43               $      .44
Diluted net income per common share ..............................................               $      .43               $      .42

Weighted average shares outstanding
   Basic .........................................................................                2,960,368                1,682,390
   Diluted .......................................................................                2,995,245                1,757,548

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                       For the Three months ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                     2004                   2003
                                                                                                     ----                   ----
Interest income
   Loans, including fees .........................................................               $3,687,789               $2,932,074
   Investment securities .........................................................                  236,622                   83,940
   Federal funds sold ............................................................                   40,184                   33,898
                                                                                                 ----------               ----------
       Total interest income .....................................................                3,964,595                3,049,912
                                                                                                 ----------               ----------
Interest expense
   Deposits and borrowings .......................................................                1,439,365                1,110,862
                                                                                                 ----------               ----------
Net interest income ..............................................................                2,525,230                1,939,050
Provision for  loan losses .......................................................                   95,000                  305,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                2,430,230                1,634,050
                                                                                                 ----------               ----------
Noninterest income
   Service fees on deposit accounts ..............................................                  242,001                  228,584
   Fees on loans sold ............................................................                   83,554                  187,272
   Other .........................................................................                   32,522                  107,581
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                  358,077                  523,437
                                                                                                 ----------               ----------
Noninterest expenses
   Salaries and employment benefits ..............................................                1,045,842                  964,556
   Occupancy .....................................................................                  122,347                  118,232
   Furniture and equipment .......................................................                  216,311                  160,336
   Advertising and public relations ..............................................                   49,519                    6,645
   Professional fees .............................................................                   97,469                   71,642
   Travel and entertainment ......................................................                   58,124                   52,200
   Telephone, postage and supplies ...............................................                   76,860                   59,264
   Other operating expenses ......................................................                  171,600                  126,770
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                1,838,072                1,559,645
                                                                                                 ----------               ----------
Income before income taxes .......................................................                  950,235                  597,842
Income tax .......................................................................                  294,318                  215,822
                                                                                                 ----------               ----------
Net income .......................................................................               $  655,917               $  382,020
                                                                                                 ==========               ==========
Basic net income per common share ................................................               $      .22               $      .23
Diluted net income per common share ..............................................               $      .22               $      .22

Weighted average shares outstanding
   Basic .........................................................................                2,965,540                1,684,310
   Diluted .......................................................................                3,000,381                1,762,448

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                                                                        Accumulated
                                                                                                            other
                                                                  Common Stock                         comprehensive
                                                                  ------------              Retained       income
                                                             Shares         Amount          earnings       (loss)          Total
                                                             ------         ------          --------       ------          -----
Balance, January 1, 2003 .............................       1,321,996  $  11,378,910   $   1,289,321    $    41,221  $  12,709,452
   Net income for the period .........................                                        734,061                       734,061
   Other comprehensive income,  net of tax
   Unrealized holding losses
     on securities available for sale ................                                                        10,514         10,514

   Comprehensive income ..............................                                                                      744,575

   Stock dividend ....................................         132,479
   Exercise of stock options .........................           7,731         38,136                                        38,136
   Employee stock purchase plan ......................           1,582         16,284                                        16,284
                                                             ---------  -------------   -------------    -----------  -------------

Balance, June 30, 2003 ...............................       1,463,788  $  11,433,330   $   2,023,382    $    51,735  $  13,508,447
                                                             =========  =============   =============    ===========  =============

Balance, January 1, 2004 .............................       2,680,501  $  33,298,027   $          -     $   112,384  $  33,410,411

   Net income for the period .........................                                      1,273,298                     1,273,298

   Other comprehensive income, net of tax
   Unrealized holding losses
     on securities available for sale ................                                                      (223,318)      (223,318)
                                                                                                                      -------------

   Comprehensive income ..............................                                                                    1,049,980

   Stock dividend ....................................         269,564        617,381        (617,381)

   Exercise of stock options .........................          12,721         59,612                                        59,612

   Employee stock purchase plan ......................           2,805         47,212                                        47,212
                                                             ---------  -------------   -------------    -----------  -------------

Balance, June 30, 2004 ...............................       2,965,591  $  34,022,232   $     655,917    $  (110,934) $  34,567,215
                                                             =========  =============   =============    ===========  =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                     For the six months ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                     2004                    2003
                                                                                                     ----                    ----
Operating activities
   Net income ......................................................................           $  1,273,298            $    734,061
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
       Deferred income taxes .......................................................                573,037                 412,440
       Provision for loan losses ...................................................                245,000                 425,000
       Depreciation and amortization ...............................................                359,921                 317,690
       Increase in other assets ....................................................               (827,107)               (101,939)
       Increase (decrease) in other liabilities ....................................                623,477                (756,388)
                                                                                               ------------            ------------

         Net cash provided by operating activities .................................              2,247,626               1,030,864
                                                                                               ------------            ------------

Investing activities
   Sale of Federal Home Loan Bank stock ............................................                  5,000                       -
   Sale (purchase) of investment securities available for sale .....................            (19,291,761)                422,133
   Net increase in loans ...........................................................            (38,230,692)            (40,220,592)
   Purchase of property and equipment ..............................................             (5,336,266)               (830,016)
                                                                                               ------------            ------------

         Net cash used for investing activities ....................................            (62,853,719)            (40,628,475)
                                                                                               ------------            ------------

Financing activities
   Increase (decrease) in borrowings ...............................................               (100,000)              5,200,000
   Proceeds from sale of stock, net ................................................                106,824                  54,420
   Net increase in deposits ........................................................             60,902,728              33,408,534
                                                                                               ------------            ------------

         Net cash provided by financing activities .................................             60,909,552              38,662,954
                                                                                               ------------            ------------

         Increase (decrease) in cash and cash equivalents ..........................             15,643,459                (934,657)

Cash and cash equivalents, beginning of period .....................................             17,581,376              20,072,586
                                                                                               ------------            ------------

Cash and cash equivalents, end of period ...........................................           $ 17,884,835            $ 19,137,929
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

                                                                                                   Six months ended June 30,
                                                                                                   -------------------------
                                                                                                2004                       2003
                                                                                                ----                       ----
                                                                                                          (Unaudited)

Net income, as reported .....................................................               $    1,273,298               $   734,061
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ................................                       91,113                     7,941
                                                                                            --------------               -----------

Pro forma net income ........................................................               $    1,182,185               $   726,120
                                                                                            ==============               ===========

Earnings per share:
  Basic - as reported .......................................................               $         0.43               $      0.44
                                                                                            ==============               ===========
  Basic - pro forma .........................................................               $         0.40               $      0.43
                                                                                            ==============               ===========

  Diluted - as reported .....................................................               $         0.42               $      0.42
                                                                                            ==============               ===========
  Diluted - pro forma .......................................................               $         0.39               $      0.41
                                                                                            ==============               ===========

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Stock-Based Compensation - continued

                                                                                                   Three months ended June 30,
                                                                                                   ---------------------------
                                                                                                  2004                       2003
                                                                                                  ----                       ----
                                                                                                           (Unaudited)

Net income, as reported .....................................................               $      655,917               $   382,020
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ................................                            -                    15,882
                                                                                            --------------               -----------

Pro forma net income ........................................................               $      655,917               $   366,138
                                                                                            ==============               ===========

Earnings per share:
  Basic - as reported .......................................................               $         0.22               $      0.23
                                                                                            ==============               ===========

  Basic - pro forma .........................................................               $         0.22               $      0.21
                                                                                            ==============               ===========

  Diluted - as reported .....................................................               $         0.22               $      0.22
                                                                                            ==============               ===========

  Diluted - pro forma .......................................................               $         0.22               $      0.21
                                                                                            ==============               ===========


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

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 6 - Recently Issued Accounting Standards

No recent authoritative pronouncements that affect our accounting, reporting, and disclosure of financial information have occurred during the six months ending June 30, 2004 other than those discussed below.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, will be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. Earlier application is encouraged provided that financial statements for those earlier years have not yet been issued. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2003 Form 10-KSB of Southcoast Financial Corporation. Results of operations for the period ending June 30, 2004 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate," "project," "intend," "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

The Company's net income for the six months ended June 30, 2004 was $1,273,298 or $.43 per basic share, compared to $734,061 or $.44 per basic share, for the six months ended June 30, 2003. The average number of shares for the six months ending June 30, 2004 was 2,960,368 compared to 1,682,390 for the period ending June 30, 2003. The increased number of shares is primarily due to the 1,104,000 new shares issued in November 2003 in our secondary stock offering.


The Company's net income for the three months ended June 30, 2004 was $655,917 or $.22 per basic share, compared to $382,020 or $.23 per basic share, for the three months ended June 30, 2003. The average number of shares for the quarter ending June 30, 2004 was 2,965,540 compared to 1,684,310 for the period ending June 30, 2003. The increased number of shares is primarily due to the 1,104,000 new shares issued in November 2003 in our secondary stock offering.


Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $4,860,690 for the six months ended June 30, 2004, compared to $3,509,158 for the six months ended June 30, 2003.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2004 increased 40.7 percent to $260.0 million from the $184.9 million reported for the six months ending June 30, 2003. The increase was mainly attributable to the increase in loans supported by a $54.3 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts as well as an increase in average equity of $20.7 million resulting primarily from our secondary stock offering.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2004 and 2003. The increase in net interest income is due to increased volume of earning assets, partially offset with a 6 basis point decrease in the Company's net interest margin.

                        SOUTHCOAST FINANCIAL CORPORATION

Net Interest Income - continued

                                                      For the six months ended                      For the six months ended
                                                            June 30, 2004                                 June 30, 2003
                                                            -------------                                 -------------
                                                Average        Income/      Yield/             Average         Income/      Yield/
                                                Balance        Expense      Rate(1)            Balance         Expense      Rate(1)
                                                -------        -------      -------            -------         -------      -------
Assets
   Federal funds sold ....................  $ 13,336,241     $   60,920      0.91%          $ 14,943,551     $   86,500      1.16%
   Investments ...........................    28,715,588        420,254      2.93             10,664,015        165,540      3.10
                                            ------------     ----------                     ------------     ----------
     Total investments and
       federal funds sold ................    42,051,829        481,174      2.29             25,607,566        252,040      1.97
   Loans .................................   217,970,140      7,005,001      6.43            159,247,068      5,483,015      6.89
                                            ------------     ----------                     ------------     ----------
     Total earning assets ................   260,021,969      7,486,175      5.76            184,854,634      5,735,055      6.20
                                                             ----------                                      ----------
     Other assets ........................    18,246,826                                      12,723,613
                                            ------------                                    ------------
     Total assets ........................  $278,268,795                                    $197,578,247
                                            ============                                    ============
Liabilities
   Interest bearing deposits .............  $172,183,463      1,717,001      1.99           $129,290,590     $1,447,881      2.24
   Other borrowings ......................    45,148,613        908,484      4.02             33,691,111        778,016      4.62
                                            ------------     ----------                     ------------     ----------
     Total interest bearing
       liabilities .......................   217,332,076      2,625,485      2.42            162,981,701      2,225,897      2.73
                                                             ----------                                      ----------
   Non-interest bearing
     liabilities .........................    27,082,630                                      21,466,106
                                            ------------                                    ------------
     Total liabilities ...................   244,414,706      2,625,485      2.15            184,447,807      2,225,897      2.41
                                                             ----------                                      ----------
   Equity ................................    33,854,089                                      13,130,440
                                            ------------                                    ------------
     Total liabilities
       and equity ........................  $278,268,795                                    $197,578,247
                                            ============                                    ============
     Net interest
       income/margin .....................                   $4,860,690      3.74                            $3,509,158      3.80
                                                             ==========                                      ==========
     Net interest spread .................                                   3.34%                                           3.47%

(1)  Annualized

As reflected above, for the six months ended June 30, 2004 the average yield on earning assets was 5.76 percent, while the average cost of interest bearing liabilities was 2.42 percent. For the six months ended June 30, 2003 the average yield on earning assets was 6.20 percent and the average cost of interest-bearing liabilities was 2.73 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate decreases over the last year and the maturing of higher yield certificates of deposit. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the six months ended June 30, 2004 was 3.74 percent compared to 3.80 percent for the six months ended June 30, 2003. The decrease in the net-interest margin is primarily attributable the issuance of higher rate certificates, in the later part of the first quarter, as part of an advertising campaign for the new Summerville branch and the issuance of $20 million dollars of longer term brokered certificates in anticipation of expected increases in rates. These increased deposits were invested in liquid assets earning less then the deposit rates for some portion of the period. The cost of total liabilities was 2.15 percent for the six months ended June 30, 2004 compared to 2.41 percent for the six months ended June 30, 2003.

                        SOUTHCOAST FINANCIAL CORPORATION

Net Interest Income - continued

Average earning assets for the three months ending June 30, 2004 increased 48.1 percent to $286.4 million from the $193.4 million reported for the three months ending June 30, 2003. The increase was mainly attributable to the increase in loans supported by a $42.4 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts as well as an increase in average equity of $20.5 million resulting primarily from our secondary stock offering.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended June 30, 2004 and 2003. The increase in net interest income is due to increased volume of earning assets, partially offset by a 42 basis point decrease in the Company's net interest margin.

                                                          For the three months ended                 For the three months ended
                                                                June 30, 2004                               June 30, 2003
                                                                -------------                               -------------
                                                    Average         Income/      Yield/          Average        Income/     Yield/
                                                    Balance         Expense      Rate(1)         Balance        Expense     Rate(1)
                                                    -------         -------      -------         -------        -------     -------
Assets
   Federal funds sold ........................   $ 17,264,966     $   40,184      0.93%       $ 11,541,402     $   33,898      1.17%
   Investments ...............................     37,962,037        236,622      2.49          10,953,270         83,940      3.07
                                                 ------------     ----------                  ------------     ----------
     Total investments and
       federal funds sold ....................     55,227,003        276,806      2.00          22,494,672        117,838      2.10
   Loans .....................................    226,155,653      3,687,789      6.52         170,863,531      2,932,074      6.86
                                                 ------------     ----------                  ------------     ----------
     Total earning assets ....................    281,382,656      3,964,595      5.64         193,358,203      3,049,912      6.31
                                                                  ----------                                   ----------
     Other assets ............................     19,600,041                                   13,543,273
                                                 ------------                                 ------------
     Total assets ............................   $300,982,697                                 $206,901,476
                                                 ============                                 ============
Liabilities
   Interest bearing deposits .................   $192,440,510        991,169      2.06        $133,853,205     $  703,693      2.10
   Other borrowings ..........................     43,444,444        448,196      4.13          35,744,445        407,169      4.56
                                                 ------------     ----------                  ------------     ----------
     Total interest bearing
       liabilities ...........................    235,884,954      1,439,365      2.44         169,597,650      1,110,862      2.62
                                                                  ----------                                   ----------
   Non-interest bearing
     liabilities .............................     31,346,448                                   24,032,648
                                                 ------------                                 ------------
     Total liabilities .......................    267,231,402      1,439,365      2.15         193,630,298      1,110,862      2.29
                                                                  ----------                                   ----------
   Equity ....................................     33,751,295                                   13,271,178
                                                 ------------                                 ------------
     Total liabilities
       and equity ............................   $300,982,697                                 $206,901,476
                                                 ============                                 ============
     Net interest
       income/margin .........................                    $2,525,230      3.59                         $1,939,050      4.01
                                                                  ==========                                   ==========
     Net interest spread .....................                                    3.20%                                        3.69%

(1)  Annualized

As reflected above, for the three months ended June 30, 2004 the average yield on earning assets was 5.64 percent, while the average cost of interest bearing liabilities was 2.44 percent. For the three months ended June 30, 2003 the average yield on earning assets was 6.31 percent and the average cost of interest-bearing liabilities was 2.62 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate decreases over the last year and the maturing of higher yield certificates of deposits. The net interest margin for the three months ended June 30, 2004 was 3.59 percent compared to 4.01 percent for the three months ended June 30, 2003. The decrease in the net-interest margin is primarily attributable the issuance of higher rate certificates, in the later part of the first quarter, as part of an advertising campaign for the new Summerville branch and the issuance of $20 million dollars of longer term brokered certificates in anticipation of expected increases in rates. These increased deposits were invested in liquid assets earning less then the deposit rates for some portion of the period. The cost of total liabilities was 2.15 percent for the three months ended June 30, 2004 compared to 2.29 percent for the three months ended June 30, 2003.

                        SOUTHCOAST FINANCIAL CORPORATION

Net Interest Income - continued

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                     Analysis of Changes in Net Interest Income
                                                                                        For the six months ended June 30, 2004
(Dollars in thousands)                                                                  Versus six months ended June 30, 2003
                                                                                        -------------------------------------
                                                                                   Volume                Rate             Net Change

Federal funds sold ..................................................             $   (10)             $   (16)             $   (26)
Investments .........................................................                 280                  (25)                 255
                                                                                  -------              -------              -------
Total investments and federal funds sold ............................                 270                  (41)                 229
Total loans .........................................................               2,023                 (501)               1,522
                                                                                  -------              -------              -------
Total earning assets ................................................               2,293                 (542)               1,751

Total interest-bearing liabilities ..................................                 745                 (345)                 400
                                                                                  -------              -------              -------
Net interest income .................................................             $ 1,548              $  (197)             $ 1,351
                                                                                  =======              =======              =======

                                                                                     Analysis of Changes in Net Interest Income
                                                                                       For the three months ended June 30, 2004
(Dollars in thousands)                                                                 Versus three months ended June 30, 2003
                                                                                       ---------------------------------------
                                                                                   Volume                Rate             Net Change
                                                                                   ------                ----             ----------

Federal funds sold .................................................               $   17               $  (10)               $    6
Investments ........................................................                  207                  (55)                  153
                                                                                   ------               ------                ------
Total investments and federal funds sold ...........................                  224                  (65)                  159
Total loans ........................................................                  948                 (192)                  756
                                                                                   ------               ------                ------
Total earning assets ...............................................                1,172                 (257)                  915

Total interest-bearing liabilities .................................                  395                  (66)                  329
                                                                                   ------               ------                ------
Net interest income ................................................               $  777               $ (191)               $  586
                                                                                   ======               ======                ======

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2004 was $672,668 compared to $984,291 for the six months ended June 30, 2003. The decrease is attributable to a $260,209 decrease in fees on loans sold and commissions received on insurance offset by increases in service fees on deposit accounts arising from the increased number of accounts.

Noninterest expenses for the six months ended June 30, 2004 were $3,442,023, compared to $2,921,948 for the six months ended June 30, 2003. The increase of $520,075 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Summerville branch in February 2004 and the anticipated opening of the Goose Creek branch in the third quarter of 2004, as well as the increase in administrative staff to support the growth of the Company's operations.

Noninterest income for the three months ended June 30, 2004 was $358,077 compared to $523,437 for the three months ended June 30, 2003. The decrease is attributable to a $156,491 decrease in fees on loans sold and a $60,000 decrease in commissions received on life insurance offset by increases in service fees on deposit accounts.

                        SOUTHCOAST FINANCIAL CORPORATION

Noninterest Income and Expenses - continued

Noninterest expenses for the three months ended June 30, 2004 were $1,838,072, compared to $1,559,645 for the three months ended June 30, 2003. The increase of $278,427 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Summerville branch in February 2004 and the anticipated opening of the Goose Creek branch in the third quarter of 2004, as well as the increase in administrative staff to support the growth of the Company's operations.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings from the Federal Home Loan Bank of Atlanta (the FHLB) are the Company's primary source of funds for credit activities. The Company also has a $5.3 million line of credit with the Bankers Bank of Atlanta and a $6 million line of credit with First Tennessee Bank. The Company is in the process of opening one new branch office and an operations center. The total cost of these facilities will be $2,584,000. The funding for these offices will come from normal operations and the proceeds of the 2003 stock offering. Management believes that the Company's liquidity sources are adequate to meet its normal operating needs.

Loans

Commercial loans (most of which are incidentally secured with real estate) made up 52.7 percent of the total loan portfolio as of June 30, 2004, totaling $124.8. million. Loans secured by real estate for construction and land development totaled $25.8 million or 10.9 percent of the portfolio while all other loans secured by real estate totaled $82.9 million or 35.0 percent of the total loan portfolio, as of June 30, 2004. Installment loans and other consumer loans to individuals comprised $3.3 million or 1.4 percent of the total loan portfolio. The allowance for loan losses was 1.10 percent of loans as of June 30, 2004 compared to 1.18 percent as of December 31, 2003. In management's opinion, the allowance for loan losses is adequate. At June 30, 2004, the Company did not have any loans 90 days delinquent and still accruing interest and had $1,598,000 of non-accruing loans and $70,000 of other real estate owned. The majority of the non-accruing loans are secured by real estate.

Deposits

Deposits increased $60,902,728 during the first six months of 2004 to $227,115,135 at June 30, 2004. The increase was attributable to several factors. Noninterest bearing deposits increased $12,208,949 during the first six months as a result of the normal growth of the Bank. Certificates of deposits from retail customers increased approximately $26,619,000 during the first six months. This increase was largely attributable to a six-month special on certificates issued in conjunction with the opening of the Summerville branch in February 2004. Brokered deposits increased approximately $10,636,000. In anticipation of potentially higher interest rates, the bank purchased some longer term deposits.

                        SOUTHCOAST FINANCIAL CORPORATION

Other Borrowings

Other borrowings include advances from the FHLB. They are collateralized by FHLB stock and pledges of certain residential mortgage loans and are summarized as follows:

              Maturity                Rate                           Balance
              --------                ----                           -------

             May 2005                 7.07%                        $ 2,000,000
             June  2007               Variable -Libor plus
                                      .50%for first year,
                                      then fixed at 4.04%          $ 8,000,000
             September 2008          3.01%                         $10,000,000
             September 2010          5.55%                         $ 7,000,000
             February  2011          4.31%                         $ 4,500,000
             March     2013          2.91%                         $ 7,500,000
             June      2014          3.92%                         $ 2,000,000
                                                                   -----------

                 Balance                                           $41,000,000

Capital Resources

The capital base for the Company increased by $1,492,121 for the first six months of 2004, due to operating income, and capital raised through the Employee Stock Purchase Plan and exercise of stock options, offset by unrealized losses on available for sale securities. The Company's tier one capital risk-weighted to asset ratio was 19.97 percent as of June 30, 2004 compared to 23.08 percent as of December 31, 2003.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of June 30, 2004, the Company and subsidiary bank exceed the capital requirement levels that are to be maintained as shown in the following table.

                                                                                          Capital Ratios
                                                                                          --------------
                                                                                         Well Capitalized     Adequately Capitalized
(Dollars in thousands)                                                 Actual               Requirement              Requirement
                                                                       ------               -----------              -----------
                                                                 Amount      Ratio        Amount      Ratio        Amount      Ratio
                                                                 ------      -----        ------      -----        ------      -----
The Bank
  Total capital (to risk-weighted assets) ................      $31,330      14.38%      $21,789       10.00%      $17,251     8.00%
  Tier 1 capital (to risk-weighted assets) ...............       28,723      13.18%       13,074        6.00%        8,618     4.00%
  Tier 1 capital (to average assets) .....................       28,723       9.90%       14,449        5.00%       11,599     4.00%

The Company
  Total capital (to risk-weighted assets) ................      $48,083      20.91%      $22,999       10.00%          N/A      N/A
  Tier 1 capital (to risk-weighted assets) ...............       45,476      19.77%       13,799        6.00%          N/A      N/A
  Tier 1 capital (to average assets) .....................       45,476      16.34%       13,913        5.00%          N/A      N/A

Off-Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. At June 30, 2004, the Company had issued commitments to extend credit of $31,760,000 and standby letters of credit of $318,000 through various types of commercial lending arrangements. Approximately $24,788,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2004.

                                                                    After One    After Three
                                                                     Through       Through                    Greater
                                                     Within One       Three         Twelve     Within One       Than
(Dollars in thousands)                                  Month         Months        Months         Year       One Year        Total
                                                        -----         ------        ------         ----       --------        -----
Unused commitments to extend credit ............       $   679       $ 1,166       $12,356       $14,201       $17,559       $31,760
Standby letters of credit ......................            23           244            26           293            25           318
                                                       -------       -------       -------       -------       -------       -------
    Totals .....................................       $   702       $ 1,410       $12,382       $14,494       $17,584       $32,078
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

Item 3. - Controls and Procedures.

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

No disclosure is required under 17 C.F.R. Section 228.308 (c).

Item 4. - Submission of Matters to a Vote of Security Holders


a)   The Company held its annual meeting on April 08, 2004

b)   Election of Directors

c) At the annual meeting, L. Wayne Pearson and Robert M. Scott were elected to serve three-year terms as directors.


            Nominee                      L. Wayne Pearson       Robert M. Scott

            Votes for:                      2,356,539               2,356,539

            Votes abstained:                  179,052                 179,052

            Votes against:                          0                       0



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
     31-1  Rule 13a-14(a) Certifications of CEO
     31-2  Rule 13a-14(a) Certifications of CFO
     32    Section 1350 Certification

(b) Reports on Form 8-K. The Company filed a Form 8-K dated April 14, 2004 pursuant to Items 7 and 12 of that form to report the 2003 annual earnings.

                        SOUTHCOAST FINANCIAL CORPORATION

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              s/L. Wayne Pearson
Date:    August 11, 2004                   By:----------------------------------
                                              L. Wayne Pearson
                                              Chief Executive Officer


                                              s/Robert M. Scott
Date:    August 11, 2004                   By:----------------------------------
                                              Robert M. Scott
                                              Executive Vice President and Chief
                                              Financial Officer

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