Form 10QSB
period 2004-09-30
SOUTHCOAST FINANCIAL CORP
filed 2004-11-15
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

 X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

-----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

     2,969,008 shares of common stock, no par value, as of October 31, 2004

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003...............................2

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2004 and 2003 and three months ended September 30, 2004 and 2003...........................................................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2004 and 2003................................................................4

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003................5

Notes to Condensed Consolidated Financial Statements..................................................................6-8

Item 2.  Management's Discussion and Analysis or Plan of Operation...................................................9-14

Item 3. Controls and Procedures........................................................................................15

PART II - OTHER INFORMATION


Item 6.  Exhibits .....................................................................................................16

         Exhibits......................................................................................................16



Signatures ............................................................................................................17

                        SOUTHCOAST FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                      Condensed Consolidated Balance Sheets



                                                                                                 September 30,          December 31,
                                                                                                      2004                2003
                                                                                                      ----                ----
                                                                                                   (Unaudited)
Assets
   Cash and due from banks .........................................................            $  8,606,393            $  5,550,376
   Federal funds sold ..............................................................               5,974,000              12,031,000
   Investment securities available for sale ........................................              24,577,507              19,993,359
   Federal Home Loan Bank stock, at cost ...........................................               2,650,000               2,055,000
   Loans held for sale .............................................................               3,766,048                 427,000
   Loans, net of allowance of $2,807,713 and $2,376,516 ............................             265,817,862             199,732,196
   Property and equipment - net ....................................................              14,922,838               9,412,214
   Other assets ....................................................................               4,574,432               3,670,957
                                                                                                ------------            ------------
       Total assets ................................................................            $330,889,080            $252,872,102
                                                                                                ============            ============
Liabilities
   Deposits
     Noninterest-bearing ...........................................................            $ 29,059,761            $ 19,645,320
     Interest bearing ..............................................................             198,525,629             146,567,087
                                                                                                ------------            ------------
       Total deposits ..............................................................             227,585,390             166,212,407
                                                                                                ------------            ------------
   Other borrowings ................................................................              54,500,000              41,100,000
   Junior subordinated debentures ..................................................              11,000,000              11,000,000
   Other liabilities ...............................................................               2,174,433               1,149,284
                                                                                                ------------            ------------
       Total liabilities ...........................................................             295,259,823             219,461,691
                                                                                                ------------            ------------
Shareholders' Equity
   Common stock (no par value; 20,000,000 shares authorized;
     2,967,180 shares outstanding at September 30,2004 and
     2,948,551 at December 31, 2003) ...............................................              34,048,609              33,298,027
   Retained earnings ...............................................................               1,362,378                       -
   Accumulated other comprehensive income ..........................................                 218,270                 112,384
                                                                                                ------------            ------------
       Total shareholders' equity ..................................................              35,629,257              33,410,411
                                                                                                ------------            ------------
       Total liabilities and shareholders' equity ..................................            $330,889,080            $252,872,102
                                                                                                ============            ============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                For the Nine months ended            For the Three months ended
                                                                       September 30,                          September 30,
                                                                       -------------                          -------------
                                                                 2004               2003                2004                2003
                                                                 ----               ----                ----                ----
Interest income
   Loans, including fees ...........................         $11,036,073         $ 8,629,159         $ 4,031,072         $ 3,146,144
   Investment securities ...........................             712,399             257,038             292,145              91,498
   Federal funds sold ..............................              73,737             105,883              12,817              19,383
                                                             -----------         -----------         -----------         -----------
       Total interest income .......................          11,822,209           8,992,080           4,336,034           3,257,025
                                                             -----------         -----------         -----------         -----------
Interest expense
   Deposits and borrowings .........................           4,162,778           3,401,624           1,537,293           1,175,727
                                                             -----------         -----------         -----------         -----------
Net interest income ................................           7,659,431           5,590,456           2,798,741           2,081,298
Provision for  loan losses .........................             467,000             605,000             222,000             180,000
                                                             -----------         -----------         -----------         -----------
Net interest income after provision
   for loan losses .................................           7,192,431           4,985,456           2,576,741           1,901,208
                                                             -----------         -----------         -----------         -----------
Noninterest income
   Service fees on deposit accounts ................             716,289             677,733             253,326             235,317
   Fees on loans sold ..............................             275,849             587,143             141,158             192,243
   Other ...........................................             123,588             157,489              48,574              10,514
                                                             -----------         -----------         -----------         -----------
       Total noninterest income ....................           1,115,726           1,422,365             443,058             438,074
                                                             -----------         -----------         -----------         -----------
Noninterest expenses
   Salaries and employment benefits ................           3,202,654           2,810,314           1,180,676             981,581
   Occupancy .......................................             347,391             298,252             118,348              92,384
   Furniture and equipment .........................             611,386             487,224             219,665             171,287
   Advertising and public relations ................             138,419              69,413              59,537              42,123
   Professional fees ...............................             241,148             199,197              87,579              97,223
   Travel and entertainment ........................             179,304             143,725              77,065              57,843
   Telephone, postage and supplies .................             234,659             198,564              70,196              95,203
   Other operating expenses ........................             473,007             383,034             172,879             130,131
                                                             -----------         -----------         -----------         -----------
       Total noninterest expenses ..................           5,427,968           4,589,723           1,985,945           1,667,775
                                                             -----------         -----------         -----------         -----------
Income before income taxes .........................           2,880,189           1,818,098           1,033,854             671,597
Income tax .........................................             900,430             655,656             327,393             243,216
                                                             -----------         -----------         -----------         -----------
Net income .........................................         $ 1,979,759         $ 1,162,442         $   706,461         $   428,381
                                                             ===========         ===========         ===========         ===========
Basic net income per common share ..................         $      0.67         $      0.69         $      0.24         $      0.25
Diluted net income per common share ................         $      0.66         $      0.66         $      0.23         $      0.24
Weighted average shares outstanding
   Basic ...........................................           2,962,627           1,684,603           2,967,147           1,689,038
   Diluted .........................................           3,003,826           1,761,619           3,008,682           1,771,499

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                            and Comprehensive Income
             For the nine months ending September 30, 2004 and 2003
                                   (Unaudited)



                                                                                                       Accumulated
                                                                                                          other
                                                            Common Stock                             comprehensive
                                                            ------------                Retained           income
                                                       Shares           Amount          earnings           (loss)            Total
                                                       ------           ------          --------           ------            -----
Balance, January 1, 2003 ........................    1,321,996    $  11,378,910     $   1,289,321      $    41,221    $  12,709,452
   Net income for the period ....................                                       1,162,442                         1,162,442
   Other comprehensive income,
     net of tax .................................
   Unrealized holding losses
     on securities available for sale ...........                                                          (72,018)         (72,018)
                                                                                                                      -------------

   Comprehensive income .........................                                                                         1,090,424
   Stock dividend ...............................      205,016
   Stock redemption .............................       (6,000)        (112,500)                                           (112,500)
   Exercise of stock options ....................        8,850           43,750                                              43,750
   Employee stock purchase plan .................        2,337           26,158                                              26,158
                                                     ---------    -------------     -------------      -----------    -------------

Balance, September 30, 2003 .....................    1,532,199    $  11,336,318     $   2,451,763      $   (30,797)   $  13,757,284
                                                     =========    =============     =============      ===========    =============

Balance, January 1, 2004 ........................    2,680,501    $  33,298,027     $          -       $   112,384    $  33,410,411

   Net income for the period ....................                                       1,979,759                         1,979,759

   Other comprehensive income,
     net of tax .................................
   Unrealized holding losses
     on securities available for sale ...........                                                          105,886          105,886
                                                                                                                      -------------

   Comprehensive income .........................                                                                         2,085,645

   Stock dividend ...............................      269,592          617,381          (617,381)                                -

   Exercise of stock options ....................       12,820           60,287                                              60,287

   Employee stock purchase plan .................        4,267           72,914                                              72,914
                                                     ---------    -------------     -------------      -----------    -------------

Balance, September 30, 2004 .....................    2,967,180    $  34,048,609     $   1,362,378      $   218,270    $  35,629,257
                                                     =========    =============     =============      ===========    =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                      For the nine months ended
                                                                                                            September 30,
                                                                                                            -------------
                                                                                                     2004                   2003
                                                                                                     ----                   ----
Operating activities
   Net income ........................................................................          $  1,979,759           $  1,162,442
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
       Deferred income taxes .........................................................               900,430                655,656
       Provision for loan losses .....................................................               467,000                605,000
       Depreciation and amortization .................................................               545,504                484,669
       Increase in other assets ......................................................              (903,475)              (572,372)
       Increase (decrease) in other liabilities ......................................                65,158               (245,596)
                                                                                                ------------           ------------

         Net cash provided by operating activities ...................................             3,054,376              2,089,799
                                                                                                ------------           ------------

Investing activities
   Net sale (purchase) of Federal Home Loan Bank stock ...............................              (595,000)                     -
   Net sale (purchase) of investment securities available for sale ...................            (4,446,849)            (9,987,250)
   Net increase in loans .............................................................           (69,891,714)           (50,321,968)
   Purchase of property and equipment ................................................            (6,027,980)            (1,003,124)
                                                                                                ------------           ------------

         Net cash used for investing activities ......................................           (80,961,543)           (61,312,342)
                                                                                                ------------           ------------

Financing activities
   Increase (decrease) in borrowings .................................................            13,400,000             15,100,000
   Proceeds from sale of stock, net ..................................................               133,201                (42,592)
   Net increase in deposits ..........................................................            61,372,983             35,733,507
                                                                                                ------------           ------------

         Net cash provided by financing activities ...................................            74,906,184             50,790,915
                                                                                                ------------           ------------

         Decrease in cash and cash equivalents .......................................            (3,000,983)            (8,431,628)

Cash and cash equivalents, beginning of period .......................................            17,581,376             20,072,586
                                                                                                ------------           ------------

Cash and cash equivalents, end of period .............................................          $ 14,580,393           $ 11,640,958
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

                                                         Nine months ended
                                                            September 30,
                                                            -------------
                                                        2004             2003
                                                        ----             ----
                                                              (Unaudited)

Net income, as reported .......................   $    1,979,759   $   1,162,442
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ..           91,113          23,823
                                                  --------------   -------------

Pro forma net income ..........................   $    1,888,646   $   1,138,619
                                                  ==============   =============

Earnings per share:
  Basic - as reported .........................   $         0.67   $        0.69
                                                  ==============   =============
  Basic - pro forma ...........................   $         0.64   $        0.68
                                                  ==============   =============

  Diluted - as reported .......................   $         0.66   $        0.66
                                                  ==============   =============
  Diluted - pro forma .........................   $         0.63   $        0.65
                                                  ==============   =============

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Stock-Based Compensation - continued

                                                       Three months ended
                                                           September 30,
                                                           -------------
                                                        2004            2003
                                                        ----            ----
                                                            (Unaudited)

Net income, as reported .........................   $      706,461 $     428,381
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ....                -         7,941
                                                    --------------   -----------
Pro forma net income ............................   $      706,461 $     420,440
                                                    ==============   ===========

Earnings per share:
  Basic - as reported ...........................   $         0.24   $      0.25
                                                    ==============   ===========

  Basic - pro forma .............................   $         0.24   $      0.25
                                                    ==============   ===========

  Diluted - as reported .........................   $         0.23   $      0.24
                                                    ==============   ===========

  Diluted - pro forma ...........................   $         0.23   $      0.24
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


Note 5 - Junior Subordinated Debentures

In May 2002 and December 2002, in two separate transactions, the Company issued an aggregate of $11 million of floating rate junior subordinated debentures. These securities qualify as Tier 1 capital for regulatory purposes. They have a five-year call date with a maturity of thirty years from date of issuance. The interest rate on the securities fluctuates quarterly with the three-month LIBOR.

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2003 Form 10-KSB of Southcoast Financial Corporation. Results of operations for the period ending September 30, 2004 are not necessarily indicative of the results to be attained for any other period. Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate," "project," "intend," "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

The Company's net income for the nine months ended September 30, 2004 was $1,979,759 or $.67 per basic share, compared to $1,162,442 or $.69 per basic share, for the nine months ended September 30, 2003. The average number of shares for the nine months ending September 30, 2004 was 2,962,627 compared to 1,684,603 for the period ending September 30, 2003. The increased number of shares is primarily due to the 1,104,000 new shares issued in November 2003 in our secondary stock offering.

The Company's net income for the three months ended September 30, 2004 was $706,461 or $.24 per basic share, compared to $428,381 or $.25 per basic share, for the three months ended September 30, 2003. The average number of shares for the quarter ending September 30, 2004 was 2,967,147 compared to 1,689,038 for the period ending September 30, 2003. The increased number of shares is primarily due to the 1,104,000 new shares issued in November 2003 in our secondary stock offering.


Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $7,659,431 for the nine months ended September 30, 2004, compared to $5,590,456 for the nine months ended September 30, 2003. For the three months ended September 30, 2004, net interest income was $2,798,741 compared to $2,081,298 for the three months ended September 30, 2003.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average  earning assets for the nine months ending  September 30, 2004 increased
40.5 percent to $271.3 million from the $193.1 million reported for the nine months ending September 30, 2003. The increase was mainly attributable to the increase in loans supported by a $57.4 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts, as well as an increase in average equity of $20.9 million resulting primarily from our secondary stock offering.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2004 and 2003. The increase in net interest income is due to increased volume of earning assets, partially offset with a 10 basis point decrease in the Company's net interest margin.

                        SOUTHCOAST FINANCIAL CORPORATION

Net Interest Income - continued

                                                   For the nine months ended                       For the nine months ended
                                                       September 30, 2004                              September 30, 2003
                                                       ------------------                              ------------------
                                          Average          Income/       Yield/               Average          Income/       Yield/
                                          Balance          Expense       Rate(1)              Balance          Expense       Rate(1)
                                          -------          -------       -------              -------          -------       -------
Assets
   Federal funds sold ..............  $ 10,099,783      $    73,737        0.97%          $ 12,691,036       $  105,883        1.11%
   Investments .....................    30,720,411          712,399        3.09             10,770,479          257,038        3.18
                                      ------------      -----------                       ------------       ----------
     Total investments and
       federal funds sold ..........    40,820,194          786,136        2.57             23,461,515          362,921        2.06
   Loans ...........................   230,517,105       11,036,073        6.38            169,668,913        8,629,159        6.78
                                      ------------      -----------                       ------------       ----------
     Total earning assets ..........   271,337,299       11,822,209        5.81            193,130,428        8,992,080        6.21
                                                        -----------                                          ----------
     Other assets ..................    19,537,926                                          12,705,850
                                      ------------                                        ------------
     Total assets ..................  $290,875,225                                        $205,836,278
                                      ============                                        ============
Liabilities
   Interest bearing deposits .......  $179,269,755        2,734,728        2.03           $134,501,151       $2,196,342        2.18
   Other borrowings ................    48,309,176        1,428,050        3.94             35,658,638        1,205,282        4.51
                                      ------------      -----------                       ------------       ----------
     Total interest bearing
       liabilities .................   227,578,931        4,162,778        2.44            170,159,789        3,401,624        2.67
                                                        -----------                                          ----------
   Non-interest bearing
     liabilities ...................    29,041,403                                          22,295,385
                                      ------------                                        ------------
     Total liabilities .............   256,620,334        4,162,778        2.16            192,455,174        3,401,624        2.36
                                                        -----------                                          ----------
   Equity ..........................    34,254,891                                          13,381,104
                                      ------------                                        ------------
     Total liabilities
       and equity ..................  $290,875,225                                        $205,836,278
                                      ============                                        ============
     Net interest
       income/margin ..............                     $ 7,659,431        3.76                           $   5,590,456        3.86
                                                        ===========                                       =============
     Net interest spread ..........                                        3.37%                                               3.54%

(1)  Annualized

As reflected above, for the nine months ended September 30, 2004 the average yield on earning assets was 5.81 percent, while the average cost of interest bearing liabilities was 2.44 percent. For the nine months ended September 30, 2003 the average yield on earning assets was 6.21 percent and the average cost of interest-bearing liabilities was 2.67 percent. The decrease in the yield on earning assets is attributable to change in the mix of the assets and the maturing of higher yielding loans. The decrease in the cost of interest bearing liabilities is caused by the maturing of higher yield certificates of deposit and the increased balances in low cost core deposits. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the nine months ended September 30, 2004 was 3.76 percent compared to 3.86 percent for the nine months ended September 30, 2003. The decrease in the net-interest margin is primarily attributable the issuance of higher rate certificates, in the latter part of the first quarter, as part of an advertising campaign for the new Summerville branch and the issuance of $20 million dollars of longer term brokered certificates in anticipation of expected increases in rates. These increased deposits were invested in liquid assets earning less than the deposit rates for some portion of the period. The cost of total liabilities was 2.16 percent for the nine months ended September 30, 2004 compared to 2.36 percent for the nine months ended September 30, 2003.

                        SOUTHCOAST FINANCIAL CORPORATION

Net Interest Income - continued

Average earning assets for the three months ending  September 30, 2004 increased
52.0 percent to $294.0 million from the $193.4 million reported for the three months ending September 30, 2003. The increase was mainly attributable to the increase in loans supported by a $78.5 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts as well as an increase in average equity of $21.8 million resulting primarily from our secondary stock offering.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended September 30, 2004 and 2003. The increase in net interest income is due to increased volume of earning assets, partially offset by a 16 basis point decrease in the Company's net interest margin.

                                                   For the three months ended                       For the three months ended
                                                      September 30, 2004                                 September 30, 2003
                                                      ------------------                                 ------------------
                                              Average        Income/         Yield/          Average          Income/        Yield/
                                              Balance        Expense         Rate(1)         Balance          Expense        Rate(1)
                                              -------        -------         -------         -------          -------        -------
Assets
   Federal funds sold ...................  $  3,626,868     $   12,817         1.41%       $  8,186,006     $   19,383          .95%
   Investments ..........................    34,730,057        292,145         3.36          10,983,408         91,498         3.33
                                           ------------     ----------                     ------------     ----------
     Total investments and
       federal funds sold ...............    38,356,925        304,962         3.18          19,169,414        110,881         2.31
   Loans ................................   255,611,035      4,031,072         6.31         190,512,602      3,146,144         6.61
                                           ------------     ----------                     ------------     ----------
     Total earning assets ...............   293,967,960      4,336,034         5.90         209,682,016      3,257,025         6.21
                                                            ----------                                      ----------
     Other assets .......................    22,120,126                                      12,870,326
                                           ------------                                    ------------
     Total assets .......................  $316,088,086                                    $222,352,342
                                           ============                                    ============
Liabilities
   Interest bearing deposits ............  $193,442,339      1,017,727         2.10        $144,922,274     $  748,461         2.07
   Other borrowings .....................    54,630,301        519,566         3.80          39,593,692        427,266         4.32
                                           ------------     ----------                     ------------     ----------
     Total interest bearing
       liabilities ......................   248,072,640      1,537,293         2.48         184,515,966      1,175,727         2.55
                                                            ----------                                      ----------
   Non-interest bearing
     liabilities ........................    32,958,948                                      23,953,942
                                           ------------                                    ------------
     Total liabilities ..................   281,031,588      1,537,293         2.19         208,469,908      1,175,727         2.26
                                                            ----------                                      ----------
   Equity ...............................    35,056,498                                      13,882,434
                                           ------------                                    ------------
     Total liabilities
       and equity .......................  $316,088,086                                    $222,352,342
                                           ============                                    ============
     Net interest
       income/margin ....................                   $2,798,741         3.81                         $2,081,298         3.97
                                                            ==========                                      ==========
     Net interest spread ................                                      3.42%                                           3.66%

(1)  Annualized

As reflected above, for the three months ended September 30, 2004 the average yield on earning assets was 5.90 percent, while the average cost of interest bearing liabilities was 2.48 percent. For the three months ended September 30, 2003 the average yield on earning assets was 6.21 percent and the average cost of interest-bearing liabilities was 2.55 percent. The decrease in the yield on earning assets is attributable to the change in the mix of earning assets and the maturing of higher yielding loans. The decrease in the cost of interest bearing liabilities is caused by the maturing of higher yield certificates of deposits and the increase in the low yielding core deposits. The net interest margin for the three months ended September 30, 2004, was 3.81 percent compared to 3.97 percent for the three months ended September 30, 2003. The decrease in the net-interest margin is primarily attributable the issuance of higher rate certificates, in the latter part of the first quarter, as part of an advertising campaign for the new Summerville branch and the issuance of $20 million dollars of longer term brokered certificates in anticipation of expected increases in rates. These increased deposits were invested in liquid assets earning less than the deposit rates for some portion of the period. The cost of total liabilities was 2.19 percent for the three months ended September 30, 2004 compared to 2.26 percent for the three months ended September 30, 2003.

                        SOUTHCOAST FINANCIAL CORPORATION

Net Interest Income - continued

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.


                                                                                   Analysis of Changes in Net Interest Income
                                                                                  For the nine months ended September 30, 2004
(Dollars in thousand)                                                              Versus nine months ended September 30, 2003
                                                                                   -------------------------------------------
                                                                                  Volume                Rate              Net Change
                                                                                  ------                ----              ----------
Federal funds sold ..................................................             $   (22)             $   (10)             $   (32)
Investments .........................................................                 476                  (21)                 455
                                                                                  -------              -------              -------
Total investments and federal funds sold ............................                 454                  (31)                 423
Total loans .........................................................               3,094                 (687)               2,407
                                                                                  -------              -------              -------
Total earning assets ................................................               3,548                 (718)               2,830

Total interest-bearing liabilities ..................................               1,160                 (399)                 761
                                                                                  -------              -------              -------
Net interest income .................................................             $ 2,388              $  (319)             $ 2,069
                                                                                  =======              =======              =======

                                                                                   Analysis of Changes in Net Interest Income
                                                                                  For the three months ended September 30, 2004
(Dollars in thousands)                                                             Versus three months ended September 30, 2003
                                                                                   --------------------------------------------
                                                                                  Volume                Rate              Net Change
                                                                                  ------                ----              ----------


Federal funds sold ..................................................             $   (11)             $     4              $    (7)
Investments .........................................................                 198                    3                  201
                                                                                  -------              -------              -------
Total investments and federal funds sold ............................                 187                    7                  194
Total loans .........................................................               1,076                 (191)                 885
                                                                                  -------              -------              -------
Total earning assets ................................................               1,263                 (184)               1,079

Total interest-bearing liabilities ..................................                 414                  (52)                 362
                                                                                  -------              -------              -------
Net interest income .................................................             $   849              $  (132)             $   717
                                                                                  =======              =======              =======

Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2004 was $1,115,726 compared to $1,422,365 for the nine months ended September 30, 2003. The decrease is attributable to a $311,294 decrease in fees on loans sold and commissions received on insurance offset by increases in service fees on deposit accounts arising from the increased number of accounts.

Noninterest expenses for the nine months ended September 30, 2004 were $5,427,968, compared to $4,589,723 for the nine months ended September 30, 2003. The increase of $838,245 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Summerville branch in February 2004 and the anticipated opening of the Goose Creek branch in the fourth quarter of 2004, as well as the increase in administrative staff to support the growth of the Company's operations.

Noninterest income for the three months ended September 30, 2004 was $443,058, compared to $438,074 for the three months ended September 30, 2003. The increase is attributable to a $51,085 decrease in fees on loans sold offset by increases in service fees on deposit accounts.

                        SOUTHCOAST FINANCIAL CORPORATION

Noninterest Income and Expenses - continued

Noninterest expenses for the three months ended September 30, 2004 were $1,985,945, compared to $1,667,775 for the three months ended September 30, 2003. The increase of $318,170 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Summerville branch in February 2004 and the anticipated opening of the Goose Creek branch in the fourth quarter of 2004, as well as the increase in administrative staff to support the growth of the Company's operations.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings from the Federal Home Loan Bank of Atlanta (the FHLB) are the Company's primary source of funds for credit activities. The Company also has a $5.3 million line of credit with the Bankers Bank of Atlanta and a $6 million line of credit with First Tennessee Bank. The Company is in the process of opening one new branch office and an operations center. The total cost of these facilities is expected to be $2,584,000. The funding for these offices will come from normal operations and the proceeds of the 2003 stock offering. Management believes that the Company's liquidity sources are adequate to meet its normal operating needs.

Loans

Commercial loans (most of which are incidentally secured with real estate) made up 48.1 percent of the total loan portfolio as of September 30, 2004, totaling $129.8. million. Loans secured by real estate for construction and land development totaled $30.1 million, or 11.2 percent, of the portfolio while all other loans secured by real estate totaled $105.6 million, or 39.3 percent, of the total loan portfolio, as of September 30, 2004. Installment loans and other consumer loans to individuals comprised $3.2 million, or 1.1 percent, of the total loan portfolio. The allowance for loan losses was 1.05 percent of loans as of September 30, 2004, compared to 1.18 percent as of December 31, 2003. In management's opinion, the allowance for loan losses is adequate. At September 30, 2004, the Company did not have any loans 90 days delinquent and still accruing interest and had $1,700,000 of non-accruing loans and $70,000 of other real estate owned. The majority of the non-accruing loans are secured by real estate.

Deposits

Deposits increased $61,372,983 during the first nine months of 2004 to $227,585,390 at September 30, 2004. The increase was attributable to several factors. Noninterest bearing deposits increased $9,414,441 during the first nine months as a result of the normal growth of the Bank. Certificates of deposits from retail customers increased approximately $32,108,000 during the first nine months. This increase was largely attributable to a six-month special on certificates issued in conjunction with the opening of the Summerville branch in February 2004. Brokered deposits increased approximately $10,540,000. In anticipation of potentially higher interest rates, the bank purchased some longer term deposits.

                        SOUTHCOAST FINANCIAL CORPORATION

Other Borrowings

Other borrowings include advances from the FHLB and a note payable totaling $1,500,000 with First Tennessee Bank. Advances from the FHLB are collateralized by FHLB stock and pledges of certain residential mortgage loans and are summarized as follows:

       Maturity                  Rate                          Balance
       --------                  ----                          -------

      May 2005                  7.07%                      $     2,000,000
      June 2005                 2.15%                            2,000,000
      September 2006            2.91%                           10,000,000
      June 2007                 Variable -Libor plus
                                .50% for first year,
                                then fixed at 4.04%               8,000,00
      September 2008            3.01%                           10,000,000
      September 2010            5.55%                            7,000,000
      February 2011             4.31%                            4,500,000
      March 2013                2.91%                            7,500,000
      June 2014                 3.92%                            2,000,000
                                                           ---------------

      Balance                                              $    53,000,000
                                                           ===============

Capital Resources

The capital base for the Company increased by $2,218,846 for the first nine months of 2004, due to operating income, capital raised through the Employee
Stock Purchase Plan, exercise of stock options, and by unrealized gains on available for sale securities. The Company's tier one capital to risk-weighted asset ratio was 18.78 percent as of September 30, 2004 compared to 23.08 percent as of December 31, 2003.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of September 30, 2004, the Company and subsidiary bank exceed the capital requirement levels that are to be maintained as shown in the following table.

                                                                                   Capital Ratios
                                                                                   --------------
                                                                                      Well Capitalized        Adequately Capitalized
(Dollars in thousands)                                                   Actual          Requirement                Requirement
                                                                         ------          -----------                -----------
                                                             Amount      Ratio         Amount      Ratio         Amount       Ratio
                                                             ------      -----         ------      -----         ------       -----
The Bank
  Total capital (to risk-weighted assets) ............   $  32,303       13.82%    $  23,337       10.00%    $   18,693     8.00%
  Tier 1 capital (to risk-weighted assets) ...........      29,495       12.62%       14,020        6.00%         9,347     4.00%
  Tier 1 capital (to average assets) .................      29,495        9.73%       15,159        5.00%        12,128     4.00%
The Company
  Total capital (to risk-weighted assets) ............   $  49,219       20.08%    $  24,716       10.00%           N/A      N/A
  Tier 1 capital (to risk-weighted assets) ...........      46,411       18.95%       14,830        6.00%           N/A      N/A
  Tier 1 capital (to average assets) .................      46,411       16.10%       14,544        5.00%           N/A      N/A


Off-Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. At September 30, 2004, the Company had issued commitments to extend credit of $31,760,000 and standby letters of credit of $318,000 through various types of commercial lending arrangements. Approximately $24,788,000 of these commitments to extend credit had variable rates.

                        SOUTHCOAST FINANCIAL CORPORATION

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2004.

                                                                    After One    After Three
                                                                     Through       Through                   Greater
                                                      Within One       Three        Twelve     Within One      Than
(Dollars in thousands)                                   Month        Months        Months        Year       One Year        Total
                                                         -----        ------        ------        ----       --------        -----
Unused commitments to extend credit ...............   $       879  $     1,840   $    18,368  $    21,087  $    20,041  $    41,128
Standby letters of credit .........................           367            -            52          419           25          444
                                                      -----------  -----------   -----------  -----------  -----------  -----------
    Totals ........................................   $     1,246  $     1,840   $    18,420  $    21,506  $    20,066  $    41,572
                                                      ===========  ===========   ===========  ===========  ===========  ===========

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


Item 3. - Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Sections 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures ( as defined in 17 C.F.R. Section 240.13a-15(e) and 240.15d-15(e)) the Company's chief executive officer and chief financial officer concluded such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                        SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 6.  Exhibits

     Exhibits:
     31-1  Rule 13a-14(a) Certifications of CEO
     31-2  Rule 13a-14(a) Certifications of CFO
     32Section 1350 Certification

                        SOUTHCOAST FINANCIAL CORPORATION

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            s/L. Wayne Pearson
Date:    November 10, 2004             By: -------------------------------------
                                           L. Wayne Pearson
                                           Chief Executive Officer


                                           s/Robert M. Scott
Date:    November 10, 2004             By: -------------------------------------
                                           Robert M. Scott
                                           Executive Vice President and Chief
                                           Financial Officer

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