Form 10-K
period 2004-12-31
SOUTHCOAST FINANCIAL CORP
filed 2005-03-31
CIK 1083689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004                  File Number 0-25933

                        SOUTHCOAST FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its Charter)

         South Carolina                                     57-1079460
 (State or Other Jurisdiction of            (IRS Employer Identification Number)
  Incorporation or Organization)

         530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina 29464
                (Address of Principal Executive Office, Zip Code)

       Registrant's Telephone Number, Including Area Code: (843) 884-0504

    Securities Registered Pursuant to Section 12(b) of the Act: None

      Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

         The aggregate market value of the Common Stock held by non-affiliates on June 30, 2004, was approximately $55,113,000. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As of March 1, 2005, there were 2,972,173 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to the Shareholders for the year ended December 31, 2004 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................      1
Item 2   Properties .....................................................      7
Item 3   Legal Proceedings ..............................................      7
Item 4   Submission of Matters to a Vote of Security Holders ............      7
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ............      *
Item 6   Selected Financial Data ........................................
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operation ...........................      *
Item 7A  Quantitative and Qualitative Disclosures
           About Market Risk ............................................      *
Item 8   Financial Statements and Supplementary Data ....................      *
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     10
Item 9A  Controls and Procedures ........................................     10
Item 9B  Other Information ..............................................     10
                                    Part III
Item 10  Directors and Executive Officers of the Registrant .............     10
Item 11  Executive Compensation .........................................     **
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     11
Item 13  Certain Relationships and Related Transactions .................     **
                                     Part IV
Item 14  Principal Accountant Fees and Services..........................     **
Item 15  Exhibits and Financial Statement Schedules .....................     12

* Incorporated by reference to Registrant's Annual Report to Shareholders for the year ended December 31, 2004.

** Incorporated by reference to Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

                           FORWARD-LOOKING STATEMENTS

         This Report on Form 10-K may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." Words such as "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance of Southcoast Financial Corporation (the "Company"). These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.

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

         The Bank is a South Carolina state bank incorporated in June, 1998, which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant, Charleston, Moncks Corner, Johns Island, Summerville, and Goose Creek, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant; a second Mt. Pleasant office is located at 602 Coleman Boulevard; the Charleston office is located at 802 Savannah Highway; the Moncks Corner office is located at 337 East Main Street; the Johns Island office is located at 2753 Maybank Highway; the Summerville office is located at 302 N. Main Street; and the Goose Creek office is located at 597 Old Mount Holly Road.

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

         At March 1, 2005, the Bank employed 80 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the Charleston MSA. As of June 30, 2004, 22 banks, savings and loans, and savings banks with 155 branch locations competed in the Charleston MSA. As of June 30, 2004, the Bank held 3.79% of total deposits in the MSA of $6.1 billion.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2004.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.


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

Further Information

         Further information about the business of the Company and the Bank is set forth in this Form 10-K under Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operation."

Item 2.  Properties.

         The Company owns the real property at 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 802 Savannah Highway, Charleston; 337 East Main Street, Moncks Corner; and 2753 Maybank Highway, Johns Island; and 597 Old Mount Holly Road, Goose Creek, South Carolina. The Company leases the property at 302 N. Main Street, Summerville, South Carolina. All properties are believed to be well suited for the Company's needs.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Registered Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption "Corporate Data -- Common Stock and Dividends" in the Registrant's Annual Report to Shareholders for the year ended December 31, 2004 (the "2004 Annual Report"), which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensaton Plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

The Company did not sell any securities during the year ended December 31, 2004 that were not registered under the Securities Act.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2004. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 229.703.

Item 6. Selected Financial Data

The information set forth under the caption "Summary Consolidated Financial Information" in the 2004 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth under the caption "Management's Discussion of Analysis of Financial Condition and Results of Operation" in the 2004 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The  information  set  forth  under the  caption  "Management's  Discussion  and
Analysis of Financial Condition and Results of Operation -- Off Balance Sheet Risk" in the 2004 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2004 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 229.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2004 that was not so disclosed.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information set forth under the captions "Election of Directors -- Directors and Nominees" "-- Executive Officers," and "-- Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement") is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

Audit Committee

         The Company has a separately designated standing audit committee established pursuant to Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are Tommy B. Baker, William A. Coates, and James H. Sexton.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 229.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Robert M. Scott, Executive Vice President, SouthCoast Financial Corporation, 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina 29464.

Item 11. Executive Compensation.

         The information set forth under the caption "Management Compensation" in the 2005 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2005 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2004 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                        68,038                       $9.77                           18,918

Equity compensation
plans not approved
by security holders                        -0-                         -0-                              -0-
                                        ------                       -----                           ------
Total                                   68,038                       $9.77                           18,918
                                        ======                       =====                           ======

Item 13. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2005 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

         The information set forth under the captions "Independent Public Accountants - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2005 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   - Report of Independent Registered Public Accounting Firm
         - Consolidated Balance Sheets
         - Consolidated Statements of Income
         - Consolidated Statements of Shareholders Equity and Comprehensive
           Income
         - Consolidated Statements of Cash Flows
         - Notes to Consolidated Financial Statements
   (2)   Financial Statement Schedules - None
   (3)   Exhibits

Exhibit No.                Description
-----------                -----------
3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant(1)
4.1            Form of Common Stock Certificate(3)
10.1           1999 Stock Option Plan(2)
10.2           Form of Stock Option Agreement(3)
10.3           Purchase Agreement among the Registrant, Southcoast Capital Trust
               I and Bayview Financial  Trading Group,  L.P., dated as of May 3,
               2002 (4)
10.4           Amended and Restated  Declaration of Trust among the  Registrant,
               Wells Fargo Delaware Trust  Company,  Wells Fargo Bank,  National
               Association,  L. Wayne Pearson,  Robert A. Daniel, Jr. and Robert
               M. Scott, dated as of May 3, 2002 (4)
10.5           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of May 3, 2002 (4)
10.6           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of May 3, 2002 (4)
10.7           Registrant's Junior Subordinated  Deferrable Interest Debentures,
               dated as of May 3, 2002 (4)
10.8           Purchase Agreement among the Registrant, Southcoast Capital Trust
               II and Trapeza CDO, LLC, dated as of December 16, 2002(5)
10.9           Amended and Restated Trust Agreement among  Southcoast  Financial
               Corporation,  The  Bank  of  New  York,  The  Bank  of  New  York
               (Delaware),  L. Wayne Pearson,  Paul D. Hollen, III and Robert M.
               Scott, dated as of December 16, 2002(5)
10.10          Junior Subordinated  Indenture between Registrant and The Bank of
               New York, dated as of December 16, 2002(5)
10.11          Guarantee  Agreement between Registrant and The Bank of New York, dated as of December 16, 2002(5)
10.12          Floating Rate Junior  Subordinated Note, dated as of December 16,
               2002(5)
10.13          Form of Employment  Agreements between the Company and each of L.
               Wayne Pearson,  Paul D. Hollen, III and Robert M. Scott, dated as of August 12, 2003(6)
10.14          Southcoast Financial Corporation Employee Stock Purchase Plan (7)
13             Portions of the Annual Report to Shareholders for the Year  Ended
               December 31, 2004
21             Subsidiaries of Registrant (5)
23             Consent of Accountants
31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999.
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000.
(4)  Incorporated  by reference to Form 10-QSB for the  quarter  ended March 31,
     2002.
(5)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2002.
(6) Incorporated by reference to exhibits to Form SB-2 filed August 3, 2003 (File No. 333-108480).
(7) Incorporated by reference to proxy materials filed on Schedue 14A in connection with the Registrant's May 11, 2000 Annual Meeting of Shareholders.

                                    SIGNATURE

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Southcoast Financial Corporation


March 30, 2005                By: s/L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


                               By: s/Robert M. Scott
                                  ----------------------------------------------
                                   Robert M. Scott
                                   Executive Vice President
                                   (Principal Financial and Principal
                                    Accounting Officer)


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----


--------------------------               Director                                           March __, 2005
Tommy B. Baker

s/William A. Coates
--------------------------               Director                                           March 29, 2005
William A. Coates

s/Paul D. Hollen, III
--------------------------               Executive Vice President, Director                 March 30, 2005
Paul D. Hollen, III

--------------------------               Director                                           March __, 2005
Stephen F. Hutchinson

s/L. Wayne Pearson
--------------------------               Chairman, Chief Executive Officer, Director        March 30, 2005
L. Wayne Pearson

s/Robert M. Scott
--------------------------               Executive Vice President, Chief Financial          March 29, 2005
Robert M. Scott                          Officer, Principal Accounting Officer, Director

s/James H. Sexton
--------------------------               Director                                           March 30, 2005
James H. Sexton


--------------------------               Director                                           March __, 2005
James P. Smith

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant(1)
4.1            Form of Common Stock Certificate(3)
10.1           1999 Stock Option Plan(2)
10.2           Form of Stock Option Agreement(3)
10.3           Purchase Agreement among the Registrant, Southcoast Capital Trust
               I and Bayview Financial  Trading Group,  L.P., dated as of May 3,
               2002 (4)
10.4           Amended and Restated  Declaration of Trust among the  Registrant,
               Wells Fargo Delaware Trust  Company,  Wells Fargo Bank,  National
               Association,  L. Wayne Pearson,  Robert A. Daniel, Jr. and Robert
               M. Scott, dated as of May 3, 2002 (4)
10.5           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of May 3, 2002 (4)
10.6           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of May 3, 2002 (4)
10.7           Registrant's Junior Subordinated  Deferrable Interest Debentures,
               dated as of May 3, 2002 (4)
10.8           Purchase Agreement among the Registrant, Southcoast Capital Trust
               II and Trapeza CDO, LLC, dated as of December 16, 2002(5)
10.9           Amended and Restated Trust Agreement among  Southcoast  Financial
               Corporation,  The  Bank  of  New  York,  The  Bank  of  New  York
               (Delaware),  L. Wayne Pearson,  Paul D. Hollen, III and Robert M.
               Scott, dated as of December 16, 2002(5)
10.10          Junior Subordinated  Indenture between Registrant and The Bank of
               New York, dated as of December 16, 2002(5)
10.11          Guarantee  Agreement between Registrant and The Bank of New York, dated as of December 16, 2002(5)
10.12          Floating Rate Junior  Subordinated Note, dated as of December 16,
               2002(5)
10.13          Form of Employment  Agreements between the Company and each of L.
               Wayne Pearson,  Paul D. Hollen, III and Robert M. Scott, dated as of August 12, 2003(6)
10.14          Southcoast Financial Corporation Employee Stock Purchase Plan (7)
13             Portions of the Annual Report to Shareholders for the Year  Ended
               December 31, 2004
21             Subsidiaries of Registrant (5)
23             Consent of Accountants
31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to Form 10-SB filed April 10, 1999.
(2)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     1999.
(3)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2000.
(4)  Incorporated  by reference to Form 10-QSB for the  quarter  ended March 31,
     2002.
(5)  Incorporated  by reference  to Form 10-KSB for the year ended  December 31,
     2002.
(6) Incorporated by reference to exhibits to Form SB-2 filed August 3, 2003 (File No. 333-108480).
(7) Incorporated by reference to proxy materials filed on Schedue 14A in connection with the Registrant's May 11, 2000 Annual Meeting of Shareholders.