Form 10-Q
period 2005-03-31
SOUTHCOAST FINANCIAL CORP
filed 2005-05-13
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

  X              QUARTERLY REPORT PURSANT TO SECTION 13 OR 15(d)
 ---                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

 ---          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

                                  843-884-0504
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      3,319,258 shares of common stock, no par value, as of April 30, 2005


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------                                                                                     --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2005 and December 31, 2004...................................2

         Condensed Consolidated Statements of Income - Three months ended March 31, 2005 and 2004.......................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2005 and 2004...................................................................4

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004...................5

Notes to Condensed Consolidated Financial Statements..................................................................6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................9-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................... 13

Item 4.  Controls and Procedures.......................................................................................13

PART II - OTHER INFORMATION

Item 6.  Exhibits......................................................................................................14

Signatures ............................................................................................................15


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                       March 31,        December 31,
                                                                                                         2005               2004
                                                                                                         ----               ----
                                                                                                     (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks ..............................................................       $   5,250,923        $  11,853,273
     Federal funds sold ...................................................................          24,749,000            4,236,000
                                                                                                  -------------        -------------
         Total cash and cash equivalents ..................................................          29,999,923           16,089,273
   Investment securities
     Available for sale ...................................................................          24,470,725           21,738,335
     Federal Home Loan Bank Stock, at Cost ................................................           3,000,100            3,093,100
                                                                                                  -------------        -------------
         Total investment securities ......................................................          27,470,825           24,831,435
   Loans held for sale ....................................................................           8,399,534           12,009,550
   Loans, net of allowance of $3,575,845 and $3,403,970 ...................................         304,334,496          293,206,968
   Property and equipment, net ............................................................          16,839,776           14,843,884
   Other assets ...........................................................................           6,140,206            5,122,013
                                                                                                  -------------        -------------

       Total assets .......................................................................       $ 393,184,760        $ 366,103,123
                                                                                                  =============        =============

Liabilities
   Deposits
     Noninterest-bearing ..................................................................       $  36,385,461        $  27,954,739
     Interest bearing .....................................................................         255,318,607          230,198,544
                                                                                                  -------------        -------------

       Total deposits .....................................................................         291,704,068          258,153,283

   Advances from Federal Home Loan Bank ...................................................          51,000,000           58,000,000
   Junior subordinated debentures .........................................................          11,345,000           11,345,000
   Other liabilities ......................................................................           1,744,360            2,034,091
                                                                                                  -------------        -------------

       Total liabilities ..................................................................         355,793,428          329,532,374
                                                                                                  -------------        -------------

Shareholders' Equity
   Common stock (no par value; 20,000,000 shares authorized; 3,317,617 shares
     outstanding at March 31, 2005 and 2,970,663 at December 31, 2004) ....................          37,552,570           34,080,782
   Retained earnings ......................................................................                   -            2,364,340
   Accumulated other comprehensive income (loss) ..........................................            (161,238)             125,627
                                                                                                  -------------        -------------

       Total shareholders' equity .........................................................          37,391,332           36,570,749
                                                                                                  -------------        -------------

       Total liabilities and shareholders' equity .........................................       $ 393,184,760        $ 366,103,123
                                                                                                  =============        =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                  Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                   For the Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                     2005                    2004
                                                                                                     ----                    ----
Interest income
   Loans, including fees .........................................................               $4,853,483               $3,317,212
   Investment securities .........................................................                  280,786                  183,632
   Federal funds sold ............................................................                  115,619                   30,736
                                                                                                 ----------               ----------
       Total interest income .....................................................                5,249,888                3,531,580
Interest expense
   Deposits and borrowings .......................................................                2,103,098                1,196,120
                                                                                                 ----------               ----------
Net interest income ..............................................................                3,146,790                2,335,460
Provision for  loan losses .......................................................                  171,255                  150,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                2,975,535                2,185,460
Noninterest income
   Service fees on deposit accounts ..............................................                  221,985                  220,962
   Fees on loans sold ............................................................                  147,988                   51,137
   Other .........................................................................                   95,910                   42,492
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                  465,883                  314,591
                                                                                                 ----------               ----------
Noninterest expenses
   Salaries and employment benefits ..............................................                1,256,065                  976,136
   Occupancy .....................................................................                  165,924                  106,696
   Furniture and equipment .......................................................                  177,644                  175,410
   Advertising and public relations ..............................................                   48,971                   29,363
   Professional fees .............................................................                   62,186                   56,100
   Travel and entertainment ......................................................                   68,097                   44,115
   Telephone, postage and supplies ...............................................                   93,373                   87,603
   Other operating expenses ......................................................                  225,081                  128,528
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                2,097,341                1,603,951
                                                                                                 ----------               ----------
Income before income taxes .......................................................                1,344,077                  896,100
Income tax expense ...............................................................                  455,437                  278,719
                                                                                                 ----------               ----------
Net income .......................................................................               $  888,640               $  617,381
                                                                                                 ==========               ==========
Basic net income per common share ................................................               $      .27               $      .19
Diluted net income per common share ..............................................               $      .27               $      .19
Weighted average shares outstanding
   Basic .........................................................................                3,286,002                3,252,482
   Diluted .......................................................................                3,308,921                3,289,965

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                            and Comprehensive Income
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                                        Accumulated
                                                                                                           other
                                                              Common Stock                            comprehensive
                                                              ------------             Retained            income
                                                       Shares            Amount        earnings            (loss)          Total
                                                       ------            ------        --------            ------          -----
Balance, December 31, 2003 .....................       2,680,501      $33,298,027     $          -     $    112,384    $ 33,140,411

   Net income for the period ...................                                           617,381                          617,381

   Other comprehensive income,
     net of tax
     Unrealized holding gains
       on securities available for sale ........                                                            130,980         130,980
                                                                                                                       ------------

   Comprehensive income ........................                                                                            748,361

   Stock dividend ..............................         269,564          617,381         (617,381)

   Exercise of stock options ...................          12,336           57,639                                            57,639

   Employee stock purchase plan ................           1,137           18,840                                            18,840
                                                       ---------     ------------     ------------     ------------    ------------

Balance, March 31, 2004 ........................       2,963,538     $ 33,991,887     $          -     $    243,364    $ 34,235,251
                                                       =========     ============     ============     ============    ============

Balance, December 31, 2004 .....................       2,970,663     $ 34,080,782     $  2,364,340     $    125,627    $ 35,570,749

   Net income for the period ...................                                           888,640                          888,640

   Other comprehensive income,
     net of tax
     Unrealized holding losses
       on securities available for sale ........                                                          (286,865)        (286,865)
                                                                                                                         ----------

   Comprehensive income ........................                                                                            601,775

   Stock dividend ..............................         301,601        3,252,980       (3,252,980)

   Exercise of stock options ...................          43,843          186,268                                           186,268

   Employee stock purchase plan ................           1,510           32,540                                            32,540
                                                       ---------     ------------     ------------     ------------     ------------

Balance, March 31, 2005 ........................       3,317,617     $ 37,552,570     $          -     $   (161,238)    $ 37,391,332
                                                       =========     ============     ============     ============     ============



            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                     For the Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                     2005                   2004
                                                                                                     ----                   ----
Operating activities
   Net income ......................................................................           $    888,640            $    617,381
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
       Income tax ..................................................................                455,437                 278,719
       Provision for loan losses ...................................................                171,255                 150,000
       Depreciation and amortization ...............................................                179,079                 169,715
       Increase in other assets ....................................................             (1,018,193)               (839,934)
       Increase in other liabilities ...............................................               (602,313)                (11,934)
                                                                                               ------------            ------------

         Net cash provided by operating activities .................................                 73,905                 363,947
                                                                                               ------------            ------------

Investing activities
   Sale (purchase) Federal Home Loan Bank stock ....................................                 93,000                 315,000
   Sale (purchase) of investment securities available for sale .....................             (3,165,074)                448,120
   Net increase in loans ...........................................................             (7,688,767)             (6,651,720)
   Purchase of property and equipment ..............................................             (2,172,007)             (2,575,238)
                                                                                               ------------            ------------

         Net cash used for investing activities ....................................            (12,932,848)             (8,463,838)
                                                                                               ------------            ------------

Financing activities
   Increase (decrease) in borrowings ...............................................             (7,000,000)            (10,100,000)
   Proceeds from issuance of stock .................................................                218,808                  76,479
   Net increase in deposits ........................................................             33,550,785              48,566,461
                                                                                               ------------            ------------

         Net cash provided by financing activities .................................             26,769,593              38,542,940
                                                                                               ------------            ------------

         Increase in cash and due and cash equivalents .............................             13,910,650              30,443,049

Cash and cash equivalents, beginning of period .....................................             16,089,273              17,581,376
                                                                                               ------------            ------------

Cash and cash equivalents, end of period ...........................................           $ 29,999,923            $ 48,024,425
                                                                                               ============            ============


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and rule 10-01(a)-(c) of Regulation S-X of the Securities and Exchange Commission. Accordingly they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.


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

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2005             2004
                                                         ----             ----
                                                               (Unaudited)
Net income, as reported ..........................      $888,640        $617,381
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects .....             -          91,113
                                                        --------        --------

Pro forma net income .............................      $888,640        $526,268
                                                        ========        ========

Earnings per share:
  Basic - as reported ............................      $    .27        $   0.19
                                                        ========        ========
  Basic - pro forma ..............................      $    .27        $   0.16
                                                        ========        ========

  Diluted - as reported ..........................      $    .27        $   0.19
                                                        ========        ========
  Diluted - pro forma ............................      $    .27        $   0.16
                                                        ========        ========

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of shares outstanding for diluted earnings per share.
On April 27, 2005, the Company declared a ten percent stock dividend to shareholders' of record as of May 27, 2005 and payable June 24, 2005. The March 31, 2005 financials reflect this dividend. The Company also declared a ten percent stock dividend in April 2004. The weighted average number of shares and all other share data have been restated for all periods presented to reflect these stock dividends.




Note 5 - Recently Issued Accounting Standards


The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning within the first interim or annual reporting period of a company's first fiscal year beginning on or after June 15, 2005.


In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107. SAB 107 provides interpretive guidance related to the interaction between Statement No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123(R). The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on the financial position, results of operations and cash flows.

In December 2003, the FASB issued FIN No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending after March 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have a material impact on the Company's financial position or results of operations.

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2004 Form 10-K of Southcoast Financial Corporation. Results of operations for the period ending March 31, 2005 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate," "project," "intend," "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

The Company's net income for the three months ended March 31, 2005 was $888,640 or $.27 per basic share, compared to $617,381 or $.19 per basic share, for the three months ended March 31, 2004. The average number of shares for the quarter ending March 31, 2005 was 3,286,002 compared to 3,252,482 for the period ending March 31, 2004.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,146,790 for the three months ended March 31, 2005, compared to $2,335,460 for the three months ended March 31, 2004.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ending March 31, 2005 increased 49.4 percent to $356.7 million from the $238.7 million reported for the three months ending March 31, 2004. The increase was mainly attributable to the increase in loans, supported by a $112.6 million increase in average interest bearing liabilities, which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2005 and 2004. The increase in net interest income is due to increased volume of earning assets.

                        SOUTHCOAST FINANCIAL CORPORATION

                                                          For the three months ended                 For the three months ended
                                                              March 31, 2005                               March 31, 2004
                                                              --------------                                --------------
                                                   Average       Income/        Yield/           Average        Income/     Yield/
                                                   Balance       Expense        Rate(1)          Balance        Expense     Rate(1)
                                                   -------       -------        -------          -------        -------     -------
Assets
   Federal funds sold ....................     $ 18,791,967    $    115,619      2.46%        $  9,407,516    $   20,736      0.88%
   Investments ...........................       26,069,206         280,786      4.31           19,469,138       183,632      3.77
                                               ------------    ------------                   ------------    ----------
     Total investments and
       federal funds sold ................       44,861,173         396,405      3.53           28,876,654       204,368      2.83
   Loans .................................      311,871,957       4,853,483      6.22          209,784,627     3,317,212      6.32
                                               ------------    ------------                   ------------    ----------
     Total earning assets ................      356,733,130       5,249,888      5.89          238,661,281     3,521,580      5.90
                                                               ------------                                   ----------
     Other assets ........................       24,959,460                                     16,893,013
                                               ------------                                   ------------
     Total assets ........................     $381,692,590                                   $255,554,294
                                               ============                                   ============
Liabilities
   Interest bearing deposits .............     $247,297,402       1,482,734      2.40%        $151,920,416       725,832      1.91
   Other borrowings ......................       63,789,444         620,364      3.89           46,552,761       460,288      3.95
                                               ------------    ------------                   ------------    ----------
     Total interest bearing liabilities ..      311,086,846       2,103,098      2.70          198,473,177     1,186,120      2.39
                                                               ------------                                   ----------
    Non-interest bearing liabilities .....       33,887,264                                     23,119,835
                                               ------------                                   ------------
     Total liabilities ...................      344,974,110       2,103,098      2.44          221,593,012     1,186,120      2.14
                                                               ------------                                   ----------
   Equity ................................       36,718,480                                     33,961,282
                                               ------------                                   ------------
     Total liabilities and equity ........     $381,692,590                                   $255,554,294
                                               ============                                   ============
     Net interest income/margin ..........                     $  3,146,790      3.53                         $2,335,460      3.91
                                                               ============                                   ==========
     Net interest spread .................                                       3.19%                                        3.51%

(1)  Annualized

As reflected above, for the three months ended March 31, 2005 the average yield on earning assets was 5.89 percent, while the average cost of interest bearing liabilities was 2.70 percent. For the three months ended March 31, 2004 the average yield on earning assets was 5.90 percent and the average cost of interest-bearing liabilities was 2.39 percent. The slight decrease in the yield on earning assets is attributable to a change in the mix of the Company's lending portfolio and short term investments offset by the increase in overall market rates. The increase in the rate paid on interest bearing liabilities is attributable to the market interest rate increases over the last year and the maturing of lower yield certificates of deposits. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended March 31, 2005 was 3.53 percent compared to 3.91 percent for the three months ended March 31, 2004. The decrease in the net-interest margin is primarily attributable to the change in the mix of the loan portfolio and the temporary increase in short term investments caused by an increase in short term escrow deposits. The cost of total liabilities was 2.44 percent for the three months ended March 31, 2005 compared to 2.14 percent for the three months ended March 31, 2004.

                        SOUTHCOAST FINANCIAL CORPORATION

The following table presents  changes in the Company's net interest income which
are   primarily   a  result  of  changes  in  the   volumes  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

Analysis of Changes in Net Interest Income
                                                                                   For the three months ended March 31, 2005
(Dollars in thousands)                                                              Versus three months ended March 31, 2004
                                                                                    ----------------------------------------
                                                                                Volume                Rate                Net Change
Federal funds sold ..............................................            $   20,685            $   64,198             $   84,883
Investments .....................................................                62,252                34,902                 97,154
                                                                             ----------            ----------             ----------
Total investments and federal funds sold ........................                82,937                99,100                182,037
Total loans .....................................................             1,614,252               (77,981)             1,536,271
                                                                             ----------            ----------             ----------
Total earning assets ............................................             1,697,189                21,119              1,718,308
Total interest-bearing liabilities ..............................               626,111               280,867                906,978
                                                                             ----------            ----------             ----------
Net interest income .............................................            $1,071,078            $ (259,748)            $  811,330
                                                                             ==========            ==========             ==========

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2005 was $465,883 compared to $314,591 for the three months ended March 31, 2004. The increase is attributable to a $96,851 increase in fees on loans sold, a $53,418 increase in other income and a slight increase in service fees on deposit accounts.

Noninterest expenses for the three months ended March 31, 2005 were $2,097,341, compared to $1,603,951 for the three months ended March 31, 2004. The increase of $493,390 is mainly attributable to increases in salaries and benefits, occupancy expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Goose Creek branch in December 2004 as well as the increase in administrative staff to support the growth of the Company's operations.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings from the Federal Home Loan Bank are the Company's primary source of funds for credit activities. The Company also has a $5.3 million line of credit with the Bankers Bank of Atlanta and a $6.0 million line of credit with First Tennessee Bank. The Company is in the process of opening one new branch office and an operations center. The total unexpended cost of these facilities is $2,271,000. The funding for these offices will come from normal operations. Management believes that the Company's liquidity sources are adequate to meet its normal operating needs.

Federal Funds Sold

Federal funds sold increased $20.5 million during the first three months of 2005 to $24.7 million at March 31, 2005. The increase was a direct result of the increase in escrow deposits held for a start up bank that plans to open in June 2005. These funds are being maintained in federal funds until the institution is approved and opened.

Loans

Commercial loans (most of which are incidentally secured with real estate) made up 47.7 percent of the total loan portfolio as of March 31, 2005, totaling $146.9 million. Loans secured by real estate for construction and land development totaled $32.6 million or 10.6% percent of the portfolio, while all other loans secured by real estate totaled $125.1 million or 40.6 percent of the total loan portfolio, as of March 31, 2005. Installment loans and other consumer loans to individuals comprised $3.3 million or 1.1 percent of the total loan portfolio. The allowance for loan losses was 1.16 percent of loans as of March 31, 2005 compared to 1.15 percent as of December 31, 2004. In management's opinion, the allowance for loan losses is adequate. At March 31, 2005, the Company did not have any loans 90 days delinquent and still accruing interest and had $1.4 million of non-accruing loans and $ 0.3 million of other real estate owned.

                        SOUTHCOAST FINANCIAL CORPORATION

Deposits

Deposits increased $33,550,785 during the first three months of 2005 to $291,704,068 at March 31, 2005. The increase was attributable to several factors. Noninterest bearing deposits increased $8,430,722 during the first three months as a result of the normal growth of the Bank. Interest bearing checking, money market and savings accounts increased by $15,489,036 mainly due to escrow accounts. Brokered deposits increased $9,384,000 during the same period.

Capital Resources

The capital base for the Company increased by $820,583 for the first three months of 2005, due to operating income, capital raised through the Employee Stock Purchase Plan and exercise of stock options, net of unrealized losses on available for sale securities. The Company's tier one capital to asset ratio was 12.72% percent as of March 31, 2005 compared to 13.64% percent as of December 31, 2004.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of March 31, 2005, each of the Company and the subsidiary bank exceeded the capital requirement levels that are to be maintained as shown in the following table.

                                                                                                                     Capital Ratios
                                                                                         Well Capitalized     Adequately Capitalized
(Dollars in thousands)                                            Actual                   Requirement               Requirement
                                                                  ------                   -----------               -----------
                                                           Amount        Ratio        Amount        Ratio       Amount        Ratio
                                                           ------        -----        ------        -----       ------        -----
The Bank
  Total capital (to risk-weighted assets) ............   $  34,327       12.52%     $  21,934        8.00%    $ 27,418        10.00%
  Tier 1 capital (to risk-weighted assets) ...........      31,202       11.38%        10,967        4.00%      16,451         6.00%
  Tier 1 capital (to average assets) .................      31,202        8.51%        14,671        4.00%      18,338         5.00%
The Company
  Total capital (to risk-weighted assets) ............   $  48,553       18.02%     $  28,921       10.00%         N/A           N/A
  Tier 1 capital (to risk-weighted assets) ...........      52,128       16.79%        17,353        6.00%         N/A           N/A
  Tier 1 capital (to average assets) .................      52,128       12.72%        19,064        5.00%         N/A           N/A

Off-Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. At March 31, 2005, the Company had issued commitments to extend credit of $38,530,000 and standby letters of credit of $1,022,000 through various types of commercial lending arrangements. Approximately $33,913,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2005.

                                                                    After One    After Three
                                                          Within      Through       Through       Within    Greater
                                                            One        Three         Twelve        One        Than
(Dollars in thousands)                                     Month       Months        Months       Year      One Year        Total
                                                           -----       ------        ------       ----      --------        -----
Unused commitments to extend credit ...............   $     1,655  $     3,486   $    15,259  $    20,400  $    18,130  $    38,530
Standby letters of credit .........................            65            0           932          997           25        1,022
                                                      -----------  -----------   -----------  -----------  -----------  -----------
    Totals ........................................   $     1,720  $     3,486   $    16,191  $    21,397  $    18,155  $    39,552
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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and this risk could potentially have the most significant effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency exchange risk and commodity price risk do not arise in the normal course of community banking activities.

Achieving consistent growth in net interest income is the primary goal of the company's asset/liability function. The Company attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The Company seeks to accomplish this goal while maintaining adequate liquidity and capital. The Company's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be material over time.

The Bank's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Bank's balance sheet and income statement under several different rate scenarios. The model's input (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve month period. It reports a base case in which interest rates remain flat and variations that occur when rates increase or decrease 100, 200, and 300 basis points. According to the model, as of March 31, 2005 the Bank is positioned so that net interest income would increase $999,000 and net income would increase $613,000 if rates were to rise 100 basis points in the next twelve months. Conversely, net interest income would decline $899,000 and net income would decline $551,000 if interest rates were to decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank could undertake in response to changes in interest rates or the effects of responses by others, including borrowers and depositors.

As of March 31, 2005 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2004 Annual Report on Form 10-K.





Item 4.  Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Sections 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Section 240.13a-15(e) and 240.15d-15(e), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

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

                        SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 6.  Exhibits

  31-1   Rule 13a-14(a) Certifications of CEO
  31-2   Rule 13a-14(a) Certifications of CFO
  32     Section 1350 Certification

                        SOUTHCOAST FINANCIAL CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:    May 11, 2005                       By: s/L. Wayne Pearson
                                               ---------------------------------
                                               L. Wayne Pearson
                                               Chief Executive Officer




Date:    May 11, 2005                       By: s/Robert M. Scott
                                               ---------------------------------
                                               Robert M. Scott
                                               Chief Financial Officer

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