Form 10-Q
period 2005-06-30
SOUTHCOAST FINANCIAL CORP
filed 2005-08-11
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ------         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -------          THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

       3,334,268 shares of common stock, no par value, as of July 31, 2005

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------                                                                                     --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2005 and December 31, 2004....................................2

         Condensed Consolidated Statements of Income - Six months ended June 30, 2005 and 2004..........................3

         Condensed Consolidated Statements of Income - Three months ended June 30, 2005 and 2004........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2005 and 2004......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004......................6

Notes to Condensed Consolidated Financial Statements..................................................................7-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................10-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................16

Item 4.  Controls and Procedures.......................................................................................16

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.....................................................................17

Item 4.  Submission of Matters to a vote of Security Holders...........................................................17

Item 6.  Exhibits......................................................................................................17

Signatures ............................................................................................................18

                        SOUTHCOAST FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                       June 30,         December 31,
                                                                                                         2005               2004
                                                                                                         ----               ----
                                                                                                      (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks ...............................................................        $ 14,118,430        $ 11,853,273
     Federal funds sold ....................................................................          25,074,000           4,236,000
                                                                                                    ------------        ------------
       Total cash and cash equivalents .....................................................          39,192,430          16,089,273
   Investment securities
     Available for sale ....................................................................          24,881,933          21,738,335
     Federal Home Loan Bank Stock, at cost .................................................           3,180,100           3,093,100
                                                                                                    ------------        ------------
       Total investment securities .........................................................          28,062,033          24,831,435
   Loans held for sale .....................................................................           5,175,899          12,009,550
   Loans, net of allowance of $ 3,720,164 and $ 3,403,970 ..................................         315,756,955         293,206,968
   Property and equipment, net .............................................................          17,791,084          14,843,884
   Other assets ............................................................................           6,889,014           5,122,013
                                                                                                    ------------        ------------
       Total assets ........................................................................        $412,867,415        $366,103,123
                                                                                                    ============        ============

Liabilities
   Deposits
     Noninterest bearing ...................................................................        $ 48,152,873        $ 27,954,739
     Interest bearing ......................................................................         257,331,753         230,198,544
                                                                                                    ------------        ------------
       Total deposits ......................................................................         305,484,626         258,153,283
   Advances from Federal Home Loan Bank ....................................................          55,000,000          58,000,000
   Junior subordinated debentures ..........................................................          11,345,000          11,345,000
   Other liabilities .......................................................................           2,223,886           2,034,091
                                                                                                    ------------        ------------
       Total liabilities ...................................................................         374,053,512         329,532,374
                                                                                                    ------------        ------------
Shareholders' Equity
   Common stock (no par value; 20,000,000 shares authorized; 3,334,268 shares outstanding at June 30, 2005 and
     2,970,663 at December 31, 2004) .......................................................          37,837,141          34,080,782
   Retained earnings .......................................................................             953,444           2,364,340
   Accumulated other comprehensive income ..................................................              23,318             125,627
                                                                                                    ------------        ------------
       Total shareholders' equity ..........................................................          38,813,903          36,570,749
                                                                                                    ------------        ------------
       Total liabilities and shareholders' equity ..........................................        $412,867,415        $366,103,123
                                                                                                    ============        ============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                  For the Six Months Ended
                                                                                                           June 30,
                                                                                                           --------
                                                                                                    2005                    2004
                                                                                                    ----                    ----
Interest income
   Loans, including fees .........................................................              $ 9,963,133              $ 7,005,001
   Investment securities .........................................................                  615,895                  420,254
   Federal funds sold ............................................................                  236,450                   60,920
                                                                                                -----------              -----------
       Total interest income .....................................................               10,815,478                7,486,175
                                                                                                -----------              -----------
Interest expense
   Deposits and borrowings .......................................................                4,334,721                2,625,485
                                                                                                -----------              -----------
Net interest income ..............................................................                6,480,757                4,860,690
    Provision for loan losses ....................................................                  314,755                  245,000
                                                                                                -----------              -----------
Net interest income after provision for loan losses ..............................                6,166,002                4,615,690
                                                                                                -----------              -----------
Noninterest income
   Service fees on deposit accounts ..............................................                  445,384                  462,963
   Fees on loans sold ............................................................                  283,797                  134,691
   Gain on sale of available for sale securities .................................                   46,653                        -
   Other .........................................................................                  140,993                   75,014
                                                                                                -----------              -----------
       Total noninterest income ..................................................                  916,827                  672,668
                                                                                                -----------              -----------
Noninterest expenses
   Salaries and employment benefits ..............................................                2,488,535                2,021,978
   Occupancy .....................................................................                  340,044                  229,043
   Furniture and equipment .......................................................                  376,323                  391,721
   Advertising and public relations ..............................................                  126,062                   78,882
   Professional fees .............................................................                  179,107                  153,569
   Travel and entertainment ......................................................                  143,038                  102,239
   Telephone, postage and supplies ...............................................                  166,394                  164,463
   Other operating expenses ......................................................                  499,881                  300,128
                                                                                                -----------              -----------
       Total noninterest expenses ................................................                4,319,384                3,442,023
                                                                                                -----------              -----------
Income before income taxes .......................................................                2,763,445                1,846,335
    Income tax ...................................................................                  921,361                  573,037
                                                                                                -----------              -----------
Net income .......................................................................              $ 1,842,084              $ 1,273,298
                                                                                                ===========              ===========
Basic net income per common share ................................................              $       .56              $       .39
Diluted net income per common share ..............................................              $       .56              $       .39
Weighted average shares outstanding
   Basic .........................................................................                3,311,051                3,256,405
   Diluted .......................................................................                3,316,253                3,294,770

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                      For the Three Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                     2005                   2004
                                                                                                     ----                   ----
Interest income
   Loans, including fees .........................................................               $5,109,650               $3,687,789
   Investment securities .........................................................                  335,109                  236,622
   Federal funds sold ............................................................                  120,831                   40,184
                                                                                                 ----------               ----------
       Total interest income .....................................................                5,565,590                3,964,595
                                                                                                 ----------               ----------
Interest expense
   Deposits and borrowings .......................................................                2,231,623                1,439,365
                                                                                                 ----------               ----------
Net interest income ..............................................................                3,333,967                2,525,230
   Provision for loan losses .....................................................                  143,500                   95,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                3,190,467                2,430,230
                                                                                                 ----------               ----------
Noninterest income
   Service fees on deposit accounts ..............................................                  223,399                  242,001
   Fees on loans sold ............................................................                  135,809                   83,554
   Gain on sale of available for sale securities .................................                   27,336                        -
   Other .........................................................................                   64,400                   32,522
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                  450,944                  358,077
                                                                                                 ----------               ----------
Noninterest expenses
   Salaries and employment benefits ..............................................                1,232,470                1,045,842
   Occupancy .....................................................................                  174,120                  122,347
   Furniture and equipment .......................................................                  198,679                  216,311
   Advertising and public relations ..............................................                   77,091                   49,519
   Professional fees .............................................................                  116,921                   97,469
   Travel and entertainment ......................................................                   74,941                   58,124
   Telephone, postage and supplies ...............................................                   73,021                   76,860
   Other operating expenses ......................................................                  274,800                  171,600
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                2,222,043                1,838,072
                                                                                                 ----------               ----------
Income before income taxes .......................................................                1,419,368                  950,235
    Income tax ...................................................................                  465,924                  294,318
                                                                                                 ----------               ----------
Net income .......................................................................               $  953,444               $  655,917
                                                                                                 ==========               ==========
Basic net income per common share ................................................               $      .29               $      .20
Diluted net income per common share ..............................................               $      .29               $      .20
Weighted average shares outstanding
   Basic .........................................................................                3,331,838                3,262,094
   Diluted .......................................................................                3,337,707                3,300,419

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                 For the six months ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                                                     Accumulated
                                                                                                        other
                                                              Common Stock                           comprehensive
                                                              ------------            Retained          income
                                                         Shares         Amount        earnings          (loss)             Total
                                                         ------         ------        --------          ------             -----
Balance, December 31, 2003 .....................       2,680,501     $ 33,298,027     $          -     $    112,384    $ 33,410,411

   Net income for the period ...................                                         1,273,298                        1,273,298

   Other comprehensive income,
     net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                           (223,318)       (223,318)
                                                                                                                       ------------

   Comprehensive income ........................                                                                          1,049,980

   Stock dividend ..............................         269,564          617,381         (617,381)

   Exercise of stock options ...................          12,721           59,612                                            59,612

   Employee stock purchase plan ................           2,805           47,212                                            47,212
                                                    ------------     ------------     ------------     ------------    ------------

Balance, June 30, 2004 .........................       2,965,591     $ 34,022,232     $    655,917     $   (110,934)   $ 34,567,215
                                                    ============     ============     ============     ============    ============

Balance, December 31, 2004 .....................       2,970,663     $ 34,080,782     $  2,364,340     $    125,627    $ 36,570,749

   Net income for the period ...................                                         1,842,084                        1,842,084

   Other comprehensive income,
     net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                           (102,309)       (102,309)
                                                                                                                       ------------

   Comprehensive income ........................                                                                          1,739,775

   Stock dividend ..............................         302,988        3,252,980       (3,252,980)

   Exercise of stock options ...................          49,116          233,590                                           233,590

   Employee stock purchase plan ................           3,151           67,051                                            67,051

    Sale of stock ..............................           8,350          202,738                                           202,738
                                                    ------------     ------------                                      ------------

Balance, June 30, 2005 .........................       3,334,268     $ 37,837,141     $    953,444     $     23,318    $ 38,813,903
                                                    ============     ============     ============     ============    ============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                    For the Six Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                   2005                      2004
                                                                                                   ----                      ----
Operating activities
   Net income ....................................................................            $  1,842,084             $  1,273,298
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
       Deferred income taxes .....................................................                 921,361                  573,037
       Provision for loan losses .................................................                 314,755                  245,000
       Depreciation and amortization .............................................                 342,712                  359,921
       Increase in other assets ..................................................              (1,767,001)                (827,107)
       Increase (decrease) in other liabilities ..................................                (833,875)                 623,477
                                                                                              ------------             ------------

         Net cash provided by operating activities ...............................                 820,036                2,247,626
                                                                                              ------------             ------------

Investing activities
   (Purchase) sale of Federal Home Loan Bank stock ...............................                 (87,000)                   5,000
   Purchase of investment securities available for sale ..........................              (3,143,598)             (19,291,761)
   Net increase in loans .........................................................             (16,031,091)             (38,230,692)
   Purchase of property and equipment ............................................              (3,289,912)              (5,336,266)
                                                                                              ------------             ------------

         Net cash used for investing activities ..................................             (22,551,601)             (62,853,719)
                                                                                              ------------             ------------

Financing activities
   Increase (decrease) in borrowings .............................................              (3,000,000)                (100,000)
   Proceeds from issuance of stock, net ..........................................                 503,379                  106,824
   Net increase in deposits ......................................................              47,331,343               60,902,728
                                                                                              ------------             ------------

         Net cash provided by financing activities ...............................              44,834,722               60,909,552
                                                                                              ------------             ------------

         Increase (decrease) in cash and cash equivalents ........................              23,103,157               15,643,459

Cash and cash equivalents, beginning of period ...................................              16,089,273               17,581,376
                                                                                              ------------             ------------

Cash and cash equivalents, end of period .........................................            $ 39,192,430             $ 17,884,835
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

Note 3 - Stock-Based Compensation

We have a stock-based employee compensation plan which is accounted for under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Six months ended June 30,
                                                      -------------------------
                                                       2005              2004
                                                       ----              ----
                                                             (Unaudited)

Net income, as reported .......................   $ 1,842,084      $   1,273,298
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ..             -             91,113
                                                  -----------      -------------

Pro forma net income ..........................   $ 1,842,084      $   1,182,185
                                                  ===========      =============

Earnings per share:
  Basic - as reported .........................   $      0.56      $        0.39
                                                  ===========      =============
  Basic - pro forma ...........................   $      0.56      $        0.37
                                                  ===========      =============

  Diluted - as reported .......................   $      0.56      $        0.39
                                                  ===========      =============
  Diluted - pro forma .........................   $      0.56      $        0.37
                                                  ===========      =============

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Stock-Based Compensation - continued

                                                     Three months ended June 30,
                                                     ---------------------------
                                                          2005             2004
                                                          ----             ----
                                                               (Unaudited)

Net income, as reported .........................   $  953,444       $   655,917
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ....            -                 -
                                                    ----------       -----------

Pro forma net income ............................   $  953,444       $   655,917
                                                    ==========       ===========

Earnings per share:
  Basic - as reported ...........................   $     0.29       $      0.20
                                                    ==========       ===========

  Basic - pro forma .............................   $     0.29       $      0.20
                                                    ==========       ===========

  Diluted - as reported .........................   $     0.29       $      0.20
                                                    ==========       ===========

  Diluted - pro forma ...........................   $     0.29       $      0.20
                                                    ==========       ===========


Note 4 - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of shares outstanding for diluted earnings per share.

On April 27, 2005, the Company declared a ten percent stock dividend to shareholders' of record as of May 27, 2005 and payable June 24, 2005. The June 30, 2005 financials reflect this dividend. The Company also declared a ten percent stock dividend in April 2004. The weighted average number of shares and all other share data have been restated for all periods presented to reflect these stock dividends.


Note 5 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning within the first interim or annual reporting period of a company's first fiscal year beginning on or after June 15, 2005.

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards - continued

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No. 107. SAB 107 provides interpretive guidance related to the interaction between Statement No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123(R). The Company does not expect that the adoption of SFAS No. 123(R) will have any material effect on its financial position, results of operations and cash flows.

In December 2003, the FASB issued FIN No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending after March 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations. The Company cannot presently predict whether FSP EITF 03-1-a, when issued in final form will have any material effect on the company.

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

                        SOUTHCOAST FINANCIAL CORPORATION


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2004 Annual Report Form 10-K of Southcoast Financial Corporation. All share numbers have been adjusted for the 10% stock dividends issued in 2004 and 2005. Results of operations for the period ending June 30, 2005 are not necessarily indicative of the results to be attained for any other period. Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate," "project," "intend," "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

The Company's net income for the six months ended June 30, 2005 was $1,842,084 or $.56 per basic share, compared to $1,273,298 or $.39 per basic share, for the six months ended June 30, 2004. The average number of shares for the six months ending June 30, 2005 was 3,311,051 compared to 3,256,405 for the period ending June 30, 2004.

The Company's net income for the three months ended June 30, 2005 was $953,444 or $.29 per basic share, compared to $655,917 or $.20 per basic share, for the three months ended June 30, 2004. The average number of shares for the quarter ending June 30, 2005 was 3,331,838 compared to 3,262,094 for the period ending June 30, 2004.


Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $6,480,757 for the six months ended June 30, 2005, compared to $4,860,690 for the six months ended June 30, 2004.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2005 increased 38.3 percent to $359.7 million from the $260.0 million reported for the six months ending June 30, 2004. The increase was mainly attributable to the increase in loans supported by a $ 93.4 million increase in average interest bearing liabilities and a $9.8 million increase in non-interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2005 and 2004. The increase in net interest income is due to increased volume of earning assets, partially offset with a 14 basis point decrease in the Company's net interest margin.

                        SOUTHCOAST FINANCIAL CORPORATION


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income - continued

                                                     For the six months ended                    For the six months ended
                                                          June 30, 2005                               June 30, 2004
                                                          -------------                               -------------
                                                    Average        Income/     Yield/           Average        Income/     Yield/
                                                    Balance        Expense     Rate(1)          Balance        Expense     Rate(1)
                                                    -------        -------     -------          -------        -------     -------
Assets
   Federal funds sold ......................   $  17,782,406      $   236,450    2.66%     $  13,336,241      $    60,920      0.91%
   Investments .............................      28,339,192          615,895    4.35         28,715,588          420,254      2.93
                                               -------------      -----------              -------------      -----------
     Total investments and
       federal funds sold ..................      46,121,597          852,345    3.70         42,051,829          481,174      2.29
   Loans ...................................     313,542,437        9,963,133    6.36        217,970,140        7,005,001      6.43
                                               -------------      -----------              -------------      -----------
     Total earning assets ..................     359,664,034       10,815,478    6.01        260,021,969        7,486,175      5.76
                                                                  -----------                                 -----------
     Other assets ..........................      25,510,938                                  18,246,826
                                               -------------                               -------------
     Total assets ..........................   $ 385,174,972                               $ 278,268,795
                                               =============                               =============
Liabilities
   Interest bearing deposits ...............   $ 246,943,013      $ 3,085,347    2.50      $ 172,183,463        1,717,001      1.99
   Other borrowings ........................      62,770,448        1,249,374    3.98         45,148,613          908,484      4.02
                                               -------------      -----------              -------------      -----------
     Total interest bearing
       liabilities .........................     309,713,461        4,334,721    2.80        217,332,076        2,625,485      2.42
                                                                  -----------                                 -----------
   Non-interest bearing
     liabilities ...........................      37,917,626                                  27,082,630
                                               -------------                               -------------
     Total liabilities .....................     347,631,087        4,334,721    2.49        244,414,706        2,625,485      2.15
                                                                  -----------                                 -----------
   Equity ..................................      37,543,886                                  33,854,089
                                               -------------                               -------------
     Total liabilities
       and equity ..........................   $ 385,174,972                               $ 278,268,795
                                               =============                               =============
     Net interest
       income/margin .......................                      $ 6,480,757    3.60                         $ 4,860,690      3.74
                                                                  ===========                                 ===========
     Net interest spread ...................                                     3.21%                                         3.34%

(1)  Annualized

As reflected above, for the six months ended June 30, 2005 the average yield on earning assets was 6.01 percent, while the average cost of interest bearing liabilities was 2.80 percent. For the six months ended June 30, 2004 the average yield on earning assets was 5.76 percent and the average cost of interest-bearing liabilities was 2.42 percent. The increase in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate increases over the last year. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the six months ended June 30, 2005 was 3.60 percent compared to 3.74 percent for the six months ended June 30, 2004. The decrease in the net interest margin is primarily attributable to the issuance of $20 million dollars of longer term brokered certificates in December 2004, anticipating increases in deposit rates. These increased deposits were invested in liquid assets earning less then the deposit rates for some portion of the six month period ended June 30, 2005. The cost of total liabilities was 2.49 percent for the six months ended June 30, 2005 compared to 2.15 percent for the six months ended June 30, 2004.

                        SOUTHCOAST FINANCIAL CORPORATION


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net  Interest  Income -  continued

Average earning assets for the three months ending June 30, 2005 increased 28.8 percent to $ 362.6 million from the $281.4 million reported for the three months ending June 30, 2004. The increase was mainly attributable to the increase in loans supported by a $74.4 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended June 30, 2005 and 2004. The increase in net interest income is due to increased volume of earning assets, coupled with a 9 basis point increase in the Company's net interest margin.

                                                    For the three months ended                    For the three months ended
                                                            June 30, 2005                                 June 30, 2004
                                                            -------------                                 -------------
                                                     Average        Income/     Yield/             Average        Income/     Yield/
                                                    Balance        Expense     Rate(1)            Balance        Expense     Rate(1)
                                                    -------        -------     -------            -------        -------     -------
Assets
   Federal funds sold ........................   $  16,772,844  $   120,831       2.88%        $  17,264,966  $    40,184      0.93%
   Investments ...............................      30,609,177      335,109       4.38            37,962,037      236,622      2.49
                                                 -------------  -----------                    -------------  -----------
     Total investments and
       federal funds sold ....................      47,382,021      455,940       3.85            55,227,003      276,806      2.00
   Loans .....................................     315,212,917    5,109,650       6.48           226,155,653    3,687,789      6.52
                                                 -------------  -----------                    -------------  -----------
     Total earning assets ....................     362,594,938    5,565,590       6.14           281,382,656    3,964,595      5.64
                                                                -----------                                   -----------
     Other assets ............................      26,062,417                                    19,600,041
                                                 -------------                                 -------------
     Total assets ............................   $ 388,657,355                                 $ 300,982,697
                                                 =============                                 =============
Liabilities
   Interest bearing deposits .................   $ 246,135,204  $ 1,602,613       2.60         $ 192,440,510      991,169      2.06
   Other borrowings ..........................      61,751,452      629,010       4.07            43,444,444      448,196      4.13
                                                 -------------  -----------                    -------------  -----------
     Total interest bearing
       liabilities ...........................     307,886,656    2,231,623       2.90           235,884,954    1,439,365      2.44
                                                                -----------                                   -----------
   Non-interest bearing
     liabilities .............................      42,401,407                                    31,346,448
                                                 -------------                                 -------------
     Total liabilities .......................     350,288,063    2,231,623       2.55           267,231,402    1,439,365      2.15
                                                                -----------                                   -----------
   Equity ....................................      38,369,355                                    33,751,295
                                                 -------------                                 -------------
     Total liabilities
       and equity ............................   $ 388,657,355                                 $ 300,982,697
                                                 =============                                 =============
     Net interest
       income/margin .........................                  $ 3,333,967       3.68                        $ 2,525,230      3.59
                                                                ===========                                   ===========
     Net interest spread .....................                                    3.24                                         3.20%

(1)  Annualized

As reflected above, for the three months ended June 30, 2005 the average yield on earning assets was 6.14 percent, while the average cost of interest bearing liabilities was 2.90 percent. For the three months ended June 30, 2004 the average yield on earning assets was 5.64 percent and the average cost of interest-bearing liabilities was 2.44 percent. The increase in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate increases over the last year and the maturing of lower yielding certificates of deposits. The net interest margin for the three months ended June 30, 2005 was 3.68 percent compared to 3.59 percent for the three months ended June 30, 2004. The increase in the net interest margin is primarily attributable to the change in the mix of earning assets, and the rise in rates over the last year. The cost of total liabilities was 2.55 percent for the three months ended June 30, 2005 compared to 2.15 percent for the three months ended June 30, 2004.

                        SOUTHCOAST FINANCIAL CORPORATION


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued


Net Interest Income - continued

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                               Analysis of Changes in Net Interest Income
                                                                                  For the six months ended June 30, 2005
(Dollars in thousands)                                                            Versus six months ended June 30, 2004*
                                                                           ----------------------------------------------
                                                                               Volume              Rate        Net Change

Federal funds sold ................................................              $    20               $   155               $   175
Investments .......................................................                   (6)                  202                   196
                                                                                 -------               -------               -------
Total investments and federal funds sold ..........................                   14                   357                   371
Total loans .......................................................                3,073                  (115)                2,958
                                                                                 -------               -------               -------
Total earning assets ..............................................                3,087                   242                 3,329

Total interest-bearing liabilities ................................                1,096                   613                 1,709
                                                                                 -------               -------               -------
Net interest income ...............................................              $ 1,991               $  (371)              $ 1,620
                                                                                 =======               =======               =======


                                                                                    Analysis of Changes in Net Interest Income
                                                                                     For the three months ended June 30, 2005
(Dollars in thousands)                                                               Versus three months ended June 30, 2004*
                                                                                     ----------------------------------------
                                                                                 Volume                  Rate             Net Change
                                                                                 ------                  ----             ----------

Federal funds sold ................................................              $    (1)              $    82               $    81
Investments .......................................................                  (46)                  144                    98
                                                                                 -------               -------               -------
Total investments and federal funds sold ..........................                  (47)                  226                   179
Total loans .......................................................                1,452                   (30)                1,422
                                                                                 -------               -------               -------
Total earning assets ..............................................                1,405                   196                 1,601

Total interest-bearing liabilities ................................                  552                   792
                                                                                 -------               -------               -------
Net interest income ...............................................              $   853               $   (44)              $   809
                                                                                 =======               =======               =======

* Changes in rate/volume have been allocated on a consistent basis to rate

Noninterest Income and Expenses
Noninterest income for the six months ended June 30, 2005 was $916,827 compared to $672,668 for the six months ended June 30, 2004. The increase is mainly attributable to a $149,106 increase in fees on loans sold and security gains of $46,653.

Noninterest expenses for the six months ended June 30, 2005 were $4,319,384, compared to $3,442,023 for the six months ended June 30, 2004. The increase of $877,361 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Summerville branch in February 2004 and the opening of the Goose Creek branch in the fourth quarter of 2004, as well as the increase in administrative staff to support the growth of the Company's operations.

Noninterest income for the three months ended June 30, 2005 was $450,944 compared to $358,077 for the three months ended June 30, 2004. The increase is attributable to a $52,255 increase in fees on loans sold and a $27,336 increase in security gains.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses - continued

Noninterest expenses for the three months ended June 30, 2005 were $2,222,043, compared to $1,838,072 for the three months ended June 30, 2004. The increase of $383,971 is mainly attributable to increases in salaries and benefits, occupancy expense, and other operating expenses. These increases primarily relate to expenditures associated with the opening of the Goose Creek branch in the fourth quarter of 2004, as well as the increase in administrative staff to support the growth of the Company's operations.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve levels of liquidity it believes are appropriate. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings from the Federal Home Loan Bank of Atlanta are the Company's primary source of funds for credit activities. The Company also has a $5.3 million line of credit with The Bankers Bank of Atlanta and a $3.5 million line of credit with First Tennessee Bank. The Company is in the process of opening one new branch office and an operations center. The total unexpended cost of these facilities is $1,319,000. The funding for these offices will come from normal operations. Management believes that the Company's liquidity sources are adequate to meet its normal operating needs.

On August 5, 2005, the Company issued $10 million in Trust Preferred Securities. The securities pay interest at 3 month Libor plus 1.50% and have a 30 year maturity. Management believes these securities will provide the Company with additional liquidity and regulatory capital.

Loans

Commercial loans (most of which are incidentally secured with real estate) made up 47 percent of the total loan portfolio as of June 30, 2005, totaling $ 150.0 million. Loans secured by real estate for construction and land development totaled $ 36.1 million or 11 percent of the portfolio while all other loans secured by real estate totaled $ 129.6 million or 41 percent of the total loan portfolio, as of June 30, 2005. Installment loans and other consumer loans to individuals comprised $ 3.8 million or 1 percent of the total loan portfolio. The allowance for loan losses was 1.16 percent of loans as of June 30, 2005 compared to 1.15 percent as of December 31, 2004. In management's opinion, the allowance for loan losses is adequate. At June 30, 2005, the Company did not have any loans 90 days delinquent and still accruing interest and had $578,455 of non-accruing loans and $ 70,000 of other real estate owned. The majority of the non-accruing loans are secured by real estate.

Deposits

Deposits increased $ 47.3 million during the first six months of 2005 to $ 305.5 million at June 30, 2005. The increase was attributable to several factors. Noninterest bearing deposits increased $ 20.2 million during the first six months as a result of, seasonal increases in some business accounts and the continuing maturing of the branches. Certificates of deposits from retail customers increased approximately $ 5.6 million during the first six months, and money market and savings accounts increased $5.3 million due to normal growth of the bank. Brokered deposits increased $16.6 million because, in anticipation of potentially higher interest rates, the bank purchased some longer term deposits.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources

The capital base for the Company increased by $4,246,668 for the first six months of 2005, due to operating income, and capital raised through the Employee Stock Purchase Plan and exercise of stock options, offset by unrealized losses on available for sale securities. The Company's tier one capital risk-weighted to asset ratio was 13.02 percent as of June 30, 2005 compared to 13.64 percent as of December 31, 2004.

The Federal Deposit Insurance Corporation has established risk-based capital requirements for banks and the Federal Reserve has established similar requirements for bank holding companies. As of June 30, 2005, the Company and subsidiary bank exceed the capital requirement levels that are to be maintained as shown in the following table.

                                                                                        Capital Ratios
                                                                                        Well Capitalized      Adequately Capitalized
(Dollars in thousands)                                                  Actual            Requirement                Requirement
                                                                        ------            -----------                -----------
                                                                 Amount       Ratio     Amount      Ratio         Amount       Ratio
                                                                 ------       -----     ------      -----         ------       -----
The Bank
  Total capital (to risk-weighted assets) ................      $35,587       12.59%   $28,273      10.00%       $22,619       8.00%
  Tier 1 capital (to risk-weighted assets) ...............       32,312       11.43     16,964       6.00         11,309       4.00
  Tier 1 capital (to average assets) .....................       32,312        8.70     18,563       5.00         14,850       4.00
The Company
  Total capital (to risk-weighted assets) ................      $53,856       18.08%   $29,787      10.00%           N/A        N/A
  Tier 1 capital (to risk-weighted assets) ...............       50,136       16.83%    17,873       6.00%           N/A        N/A
  Tier 1 capital (to average assets) .....................       50,136       13.02%    19,259       5.00%           N/A        N/A

Off-Balance Sheet Arranagements

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. At June 30, 2005, the Company had issued commitments to extend credit of $36,926,000 and standby letters of credit of $1,061,000 through various types of commercial lending arrangements. Approximately $30,767,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2005.

                                                                After One    After Three
                                                                 Through       Through                  Greater
                                                  Within One     Three         Twelve      Within One     Than
(Dollars in thousands)                               Month       Months        Months         Year      One Year        Total
                                                     -----       ------        ------         ----      --------        -----
Unused commitments to extend credit ...........   $     2,271  $     2,560   $    15,754  $    20,585  $    16,341  $    36,926
Standby letters of credit .....................           103          305           593        1,001           60        1,061
                                                  -----------  -----------   -----------  -----------  -----------  -----------
    Totals ....................................   $     2,374  $     2,865   $    16,347  $    21,586  $    16,401  $    37,987
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

The Bank's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Bank's balance sheet and income statement under several different rate scenarios.
 The model's input (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve month period. It reports a base case in which interest rates remain flat and variations that occur when rates increase or decrease 100, 200, and 300 basis points. According to the model, as of June 30, 2005 the Bank is positioned so that net interest income would increase approximately $642,000 and net income would increase approximately $427,000 if rates were to rise 100 basis points in the next twelve months. Conversely, net interest income would decline approximately $626,000 and net income would decline approximately $410,000 if interest rates were to decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank could undertake in response to changes in interest rates or the effects of responses by others, including borrowers and depositors.

As of June 30, 2005 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2004 Annual Report on Form 10-K.

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

                        SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2005, the Registrant sold 1,641 shares of common stock to participating eligible employees pursuant to the Registrant's Employee Stock Purchase Plan for an aggregate price of $34,510. The Registrant also sold to a director 8,350 shares at the closing price on the day prior to the sale for an aggregate price of $ 202,738. The securities were sold pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933 because the sales did not involve a public offering.

Item 4. Submission of Matters to a vote of Security Holders

   The Company held its annual meeting of shareholders on April 27, 2005. The only matter voted on at the annual meeting was the election of directors with results as follows:

         Directors elected to serve                 Authority           Broker
           a three year term              For       Withheld          non-votes


           Paul D. Hollen, III        1,524,321        14,249             0

           James H. Sexton, Jr.       1,525,424        13,146             0

           James P. Smith             1,525,592        12,978             0


          Directors elected to serve
             a one year term


            Tommy B. Baker             1,534,096       4,474             0

            Stephen F. Hutchinson      1,534,350       4,220             0


         The following directors were not voted on at the annual meeting and continue to serve until the years indicated: L. Wayne Pearson - 2007; Robert M. Scott - 2007: and William A. Coates - 2006.




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




                                                s/L. Wayne Pearson
Date:    August 9, 2005                     By: -----------------------------
                                                L. Wayne Pearson
                                                Chief Executive Officer


                                                s/Robert M. Scott
Date:    August 9, 2005                     By: -----------------------------
                                                Robert M. Scott
                                                Chief Financial Officer

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