Form 10-Q
period 2005-09-30
SOUTHCOAST FINANCIAL CORP
filed 2005-11-14
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ----               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2005

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


                                 YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

 State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     4,738,160 shares of common stock, no par value, as of October 31, 2005

                        SOUTHCOAST FINANCIAL CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------                                                                                     --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2005 and December 31, 2004...............................2

         Condensed  Consolidated  Statements  of  Income  -  Nine  months  ended September 30, 2005 and 2004 and three months ended September 30, 2005 and 2004...........................................................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2005 and 2004................................................................4

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and 2004................5

Notes to Condensed Consolidated Financial Statements..................................................................6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................10-17

Item 3.  Controls and Procedures.......................................................................................17

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds


Item 6.  Exhibits .....................................................................................................18

Signatures ............................................................................................................19

                        SOUTHCOAST FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                   September 30,        December 31,
                                                                                                        2005                2004
                                                                                                        ----                ----
                                                                                                     (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks ..............................................................       $  13,262,848        $  11,853,273
     Federal funds sold ...................................................................           3,296,000            4,236,000
                                                                                                  -------------        -------------
         Total cash and cash equivalents ..................................................          16,558,848           16,089,273
   Investment securities
     Available for sale ...................................................................          30,288,803           21,738,335
     Federal Home Loan Bank Stock, at cost ................................................           3,450,100            3,093,100
                                                                                                  -------------        -------------
         Total investment securities ......................................................          33,738,903           24,831,435
   Loans held for sale ....................................................................          10,163,418           12,009,550
   Loans, net of allowance of $3,985,671 and $3,403,970 ...................................         340,606,587          293,206,968
   Property and equipment, net ............................................................          18,749,694           14,843,884
   Other assets ...........................................................................           8,031,935            5,122,013
                                                                                                  -------------        -------------
       Total assets .......................................................................       $ 427,849,385        $ 366,103,123
                                                                                                  =============        =============
Liabilities
   Deposits
     Noninterest-bearing ..................................................................       $  43,939,671        $  27,954,739
     Interest bearing .....................................................................         259,554,818          230,198,544
                                                                                                  -------------        -------------
       Total deposits .....................................................................         303,494,489          258,153,283
   Advances from Federal Home Loan Bank ...................................................          61,000,000           58,000,000
   Junior subordinated debentures .........................................................          21,655,000           11,345,000
   Other liabilities ......................................................................           1,880,277            2,034,091
                                                                                                  -------------        -------------
       Total liabilities ..................................................................         388,029,766          329,532,374
                                                                                                  -------------        -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares authorized; 3,336,079 shares outstanding at September 30, 2005 and
     2,970,663 at December 31, 2004) ......................................................          37,871,749           34,080,782
   Retained earnings ......................................................................           1,987,805            2,364,340
   Accumulated other comprehensive income (loss) ..........................................             (39,935)             125,627
                                                                                                  -------------        -------------
       Total shareholders' equity .........................................................          39,819,619           36,570,749
                                                                                                  -------------        -------------
       Total liabilities and shareholders' equity .........................................       $ 427,849,385        $ 366,103,123
                                                                                                  =============        =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                      For the Nine months ended          For the Three months ended
                                                                            September 30,                        September 30,
                                                                            -------------                        -------------
                                                                       2005              2004                2005             2004
                                                                       ----              ----                ----             ----
Interest income
   Loans, including fees ...................................       $15,799,169       $11,036,073       $ 5,836,036       $ 4,031,072
   Investment securities ...................................           939,296           712,399           323,401           292,145
   Federal funds sold ......................................           267,709            73,737            31,259            12,817
                                                                   -----------       -----------       -----------       -----------
       Total interest income ...............................        17,006,174        11,822,209         6,190,696         4,336,034
                                                                   -----------       -----------       -----------       -----------
Interest expense
   Deposits and borrowings .................................         6,932,889         4,162,778         2,598,168         1,537,293
                                                                   -----------       -----------       -----------       -----------
Net interest income ........................................        10,073,285         7,659,431         3,592,528         2,798,741
   Provision for loan losses ...............................           579,755           467,000           265,000           222,000
                                                                   -----------       -----------       -----------       -----------
Net interest income after provision
   for loan losses .........................................         9,493,530         7,192,431         3,327,528         2,576,741
                                                                   -----------       -----------       -----------       -----------
Noninterest income
   Service fees on deposit accounts ........................           672,300           716,289           226,916           253,326
   Fees on loans sold ......................................           417,246           275,849           133,449           141,158
   Gain on sale of available for sale securities ...........            79,794                 -            33,141                 -
   Other ...................................................           207,370           123,588            66,377            48,574
                                                                   -----------       -----------       -----------       -----------
       Total noninterest income ............................         1,376,710         1,115,726           459,883           443,058
                                                                   -----------       -----------       -----------       -----------
Noninterest expenses
   Salaries and employment benefits ........................         3,896,213         3,202,654         1,407,678         1,180,676
   Occupancy ...............................................           458,437           347,391           118,393           118,348
   Furniture and equipment .................................           537,382           611,386           161,059           219,665
   Advertising and public relations ........................           189,737           138,419            63,675            59,537
   Professional fees .......................................           280,336           241,148           101,229            87,579
   Travel and entertainment ................................           201,312           179,304            58,274            77,065
   Telephone, postage and supplies .........................           244,839           234,659            78,445            70,196
   Other operating expenses ................................           740,011           473,007           240,130           172,879
                                                                   -----------       -----------       -----------       -----------
       Total noninterest expenses ..........................         6,548,267         5,427,968         2,228,883         1,985,945
                                                                   -----------       -----------       -----------       -----------
Income before income taxes .................................         4,321,973         2,880,189         1,558,528         1,033,854
    Income tax .............................................         1,445,528           900,430           524,167           327,393
                                                                   -----------       -----------       -----------       -----------
Net income .................................................       $ 2,876,445       $ 1,979,759       $ 1,034,361       $   706,461
                                                                   ===========       ===========       ===========       ===========
Basic net income per common share ..........................       $      0.87       $      0.61       $      0.31       $      0.22
Diluted net income per common share ........................       $      0.87       $      0.60       $      0.31       $      0.21
Weighted average shares outstanding
   Basic ...................................................         3,318,987         3,258,890         3,334,859         3,263,862
   Diluted .................................................         3,325,012         3,304,209         3,340,815         3,309,550

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                            and Comprehensive Income
             For the nine months ending September 30, 2005 and 2004
                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                          other
                                                              Common Stock                           comprehensive
                                                              ------------             Retained          income
                                                         Shares          Amount        earnings           (loss)          Total
                                                         ------          ------        --------           ------          -----
Balance, December 31, 2003 .....................       2,680,501     $ 33,298,027     $          -     $    112,384    $ 33,410,411

   Net income for the period ...................                                         1,979,759                        1,979,759

   Other comprehensive income, net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                           105,886          105,886
                                                                                                                       ------------
   Comprehensive income ........................                                                                          2,085,645
   Stock dividend ..............................         269,592          617,381         (617,381)                               -
   Exercise of stock options ...................          12,820           60,287                                            60,287
   Employee stock purchase plan ................           4,267           72,914                                            72,914
                                                       ---------     ------------     ------------     ------------    ------------

Balance, September 30, 2004 ....................       2,967,180     $ 34,048,609     $  1,362,378     $    218,270    $ 35,629,257
                                                       =========     ============     ============     ============    ============
Balance, December 31, 2004 .....................       2,970,663     $ 34,080,782     $  2,364,340     $    125,627    $ 36,570,749

   Net income for the period ...................                                         2,876,445                        2,876,445

   Other comprehensive income, net of tax
       Unrealized holding losses
         on securities available for sale ......                                                          (165,562)        (165,562)
                                                                                                                       ------------
   Comprehensive income ........................                                                                          2,710,883
   Stock dividend ..............................         302,988        3,252,980       (3,252,980)
   Exercise of stock options ...................          49,116          233,590                                           233,590
   Employee stock purchase plan ................           4,962          101,659                                           101,659
   Issuance of common stock ....................           8,350          202,738                                           202,738
                                                       ---------     ------------     ------------     ------------    ------------

Balance, September 30, 2005 ....................       3,336,079     $ 37,871,749     $  1,987,805     $    (39,935)   $ 39,819,619
                                                       =========     ============     ============     ============    ============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                      For the nine months ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                     2005                  2004
                                                                                                     ----                  ----
Operating activities
   Net income ........................................................................          $  2,876,445           $  1,979,759
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
       Deferred income taxes .........................................................               921,361                900,430
       Provision for loan losses .....................................................               579,755                467,000
       Depreciation and amortization .................................................               617,215                545,504
       Increase in other assets ......................................................            (2,599,922)              (903,475)
       Increase (decrease) in other liabilities ......................................              (982,047)                65,158
                                                                                                ------------           ------------
         Net cash provided by operating activities ...................................             1,412,807              3,054,376
                                                                                                ------------           ------------
Investing activities
   Net sale (purchase) of Federal Home Loan Bank stock ...............................              (357,000)              (595,000)
   Net sale (purchase) of investment securities available for sale ...................            (8,801,795)            (4,446,849)
   Net increase in loans .............................................................           (46,133,242)           (69,891,714)
   Purchase of property and equipment ................................................            (4,530,388)            (6,027,980)
                                                                                                ------------           ------------
         Net cash used for investing activities ......................................           (59,822,425)           (80,961,543)
                                                                                                ------------           ------------
Financing activities
   Increase in borrowings ............................................................             3,000,000             13,400,000
   Increase in junior subordinated debentures ........................................            10,000,000                      -
   Proceeds from issuance of stock ...................................................               537,987                133,201
   Net increase in deposits ..........................................................            45,341,206             61,372,983
                                                                                                ------------           ------------
         Net cash provided by financing activities ...................................            58,879,193             74,906,184
                                                                                                ------------           ------------
         Increase (decrease) in cash and cash equivalents ............................               469,575             (3,000,983)

Cash and cash equivalents, beginning of period .......................................            16,089,273             17,581,376
                                                                                                ------------           ------------
Cash and cash equivalents, end of period .............................................          $ 16,558,848           $ 14,580,393
                                                                                                ============           ============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

                                                       Nine months ended
                                                          September 30,
                                                          -------------
                                                     2005                2004
                                                     ----                ----
                                                           (Unaudited)

Net income, as reported .......................   $ 2,876,445        $ 1,979,759
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ..             -             91,113
                                                  -----------        -----------

Pro forma net income ..........................   $ 2,876,445        $ 1,888,646
                                                  ===========        ===========

Earnings per share:
  Basic - as reported .........................   $      0.87        $      0.61
                                                  ===========        ===========
  Basic - pro forma ...........................   $      0.87        $      0.58
                                                  ===========        ===========

  Diluted - as reported .......................   $      0.87        $      0.60
                                                  ===========        ===========
  Diluted - pro forma .........................   $      0.87        $      0.57
                                                  ===========        ===========

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - Stock-Based Compensation - continued

                                                        Three months ended
                                                            September 30,
                                                            -------------
                                                        2005           2004
                                                        ----           ----
                                                            (Unaudited)

Net income, as reported .........................   $ 1,034,361        $ 706,461
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related tax effects ....             -                -
                                                    -----------        ---------
Pro forma net income ............................   $ 1,034,361        $ 706,461
                                                    ===========        =========
Earnings per share:
  Basic - as reported ...........................   $      0.31        $    0.22
                                                    ===========        =========
  Basic - pro forma .............................   $      0.31        $    0.22
                                                    ===========        =========
  Diluted - as reported .........................   $      0.31        $    0.21
                                                    ===========        =========
  Diluted - pro forma ............................  $      0.31        $    0.21
                                                    ===========        =========

Note 4 - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of shares outstanding for diluted earnings per share.

In April 2005 and April 2004, the Company declared ten percent stock dividends on the Company's common stock. The weighted average number of shares and all other share data has been restated for all periods presented to reflect these stock dividends.

Note 5 - Stock Offering

On October 26, 2005, we agreed to sell 1,400,000 shares of our common stock to Morgan Keegan and Company, Inc. at $20.21 per share in a firm commitment underwritten offering to the public at $21.50. The agreement also granted the underwriter a 30-day option to purchase an additional 210,000 shares at the same price to cover over allotments. The sale was closed on October 31, 2005 and we received net proceeds from the offering of approximately $28.1 million after deducting expenses. We plan to use the net proceeds for general corporate purposes, which include, among other things, providing additional capital to our bank to support our asset growth.

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

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107. SAB 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123(R). The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows.

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

                        SOUTHCOAST FINANCIAL CORPORATION


In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections- a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 establishes retrospective application as the required
method  for   reporting  a  change  in  accounting   principle,   unless  it  is
impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                        SOUTHCOAST FINANCIAL CORPORATION

                           FORWARD LOOKING STATEMENTS

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

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the 2004 Annual Report on Form 10-K of Southcoast Financial Corporation. Results of operations for the period ending September 30, 2005 are not necessarily indicative of the results to be attained for any other period. All per share data in this discussion has been adjusted to reflect the 10% stock dividends declared in April 2005 and 2004.

Results of Operations

The Company's net income for the nine months ended September 30, 2005 was $2,876,445 or $0.87 per basic share, compared to $1,979,759 or $.61 per basic share, for the nine months ended September 30, 2004.

The Company's net income for the three months ended September 30, 2005 was $1,034,361 or $0.31 per basic share, compared to $706,461 or $.22 per basic share, for the three months ended September 30, 2004.


Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $10,073,285 for the nine months ended September 30, 2005, compared to $7,659,431 for the nine months ended September 30, 2004.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average  earning assets for the nine months ending  September 30, 2005 increased
34.5 percent to $ 365.0 million from the $271.3 million reported for the nine months ending September 30, 2004. The increase was mainly attributable to the $92.7 million increase in loans supported by an increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2005 and 2004. The increase in net interest income is due to increased volume of earning assets, partially offset by an 8 basis point decrease in the Company's net interest margin.

                        SOUTHCOAST FINANCIAL CORPORATION


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income - continued

                                                      For the nine months ended                     For the nine months ended
                                                          September 30, 2005                            September 30, 2004
                                                          ------------------                            ------------------
                                                 Average        Income/       Yield/           Average         Income/       Yield/
                                                 Balance        Expense       Rate(1)          Balance         Expense       Rate(1)
                                                 -------        -------       -------          -------         -------       -------
Assets
   Federal funds sold ..................    $  12,976,883    $    267,709       2.75%       $  10,099,783    $    73,737      0.97%
   Investments- taxable ................       28,342,348         924,507       4.35           24,199,165        658,957      3.63
   Investments- non taxable ............          499,100          14,789       3.95            6,521,246         53,442      1.09
                                            -------------    ------------                   -------------    -----------
     Total investments and
       Federal funds sold ..............       41,818,331       1,207,005       3.85           40,820,194        786,136      2.57
   Loans (2)(3) ........................      323,222,207      15,799,169       6.52          230,517,105     11,036,073      6.38
                                            -------------    ------------                   -------------    -----------
     Total earning assets ..............      365,040,538      17,006,174       6.21          271,337,299     11,822,209      5.81
                                            -------------    ------------                   -------------    -----------
     Other assets ......................       27,029,265                                      19,537,926
                                            -------------                                   -------------
     Total assets ......................    $ 392,069,803                                   $ 290,875,225
                                            =============                                   =============
Liabilities
   Savings .............................    $  59,626,683    $    630,481       1.41        $  49,467,821        469,296      1.26
   Time deposits .......................      187,946,334       4,259,678       3.02          129,801,934      2,265,432      2.33
   FHLB advances .......................       53,464,388       1,411,032       3.52           36,964,176      1,025,734      3.70
   Subordinated debt ...................       13,497,637         631,698       6.24           11,345,000        402,316      4.73
                                            -------------    ------------                   -------------    -----------
     Total interest bearing
       liabilities .....................      314,535,042       6,932,889       2.94          227,578,931      4,162,778      2.44
                                                             ------------                                    -----------
   Non-interest bearing
     liabilities .......................       39,435,860                                      29,041,403
                                            -------------                                   -------------
     Total liabilities .................      353,970,902       6,932,889       2.61          256,620,334      4,162,778      2.16
                                            -------------    ------------                   -------------    -----------
   Shareholders' equity ................       38,098,901                                      34,254,891
                                            -------------                                   -------------
     Total liabilities and
       shareholders' equity ............    $ 392,069,803                                   $ 290,875,225
                                            =============                                   =============
     Net interest
       income/margin (4) ...............                     $ 10,073,285       3.68%                        $ 7,659,431      3.76%
                                                             ============                                    ===========
     Net interest spread (5) ...........                                        3.27%                                         3.37%

(1)  Annualized
(2)  Does not include non-accruing loans
(3)  Includes loan fees of $1,034,700 in 2005 and $905,294 in 2004.
(4)  Net interest income divided by total interest earning assets.
(5) Total interest earning assets yield less total interest bearing liabilities rate.

As reflected above, for the nine months ended September 30, 2005 the average yield on earning assets was 6.21 percent, while the average cost of interest bearing liabilities was 2.94 percent. For the nine months ended September 30, 2004 the average yield on earning assets was 5.81 percent and the average cost of interest-bearing liabilities was 2.44 percent. The increase in the yield on earning assets is attributable to change in the mix of the assets and the rise in market rates of interest over the last year. The increase in the cost of interest bearing liabilities is caused by maturing lower yield certificates being replaced by higher yields and the increases in market interest rates over the last year. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the nine months ended September 30, 2005 was 3.68 percent compared to 3.76 percent for the nine months ended September 30, 2004. The decrease in the net-interest margin is primarily attributable the excess liquidity carried in the first half of 2005 generated from short term escrow accounts. The cost of total liabilities was 2.61 percent for the nine months ended September 30, 2005 compared to 2.16 percent for the nine months ended September 30, 2004.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net  Interest  Income -  continued

Average earning assets for the three months ending  September 30, 2005 increased
27.8 percent to $375.8 million from the $294.0 million reported for the three months ending September 30, 2004. The increase was mainly attributable to the increase in loans supported by a $76.1 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended September 30, 2005 and 2004. The increase in net interest income is due to increased volume of earning assets, helped by a 1 basis point increase in the Company's net interest margin.

                                                      For the three months ended                    For the three months ended
                                                          September 30, 2005                            September 30, 2004
                                                          ------------------                            ------------------
                                                 Average        Income/       Yield/           Average         Income/       Yield/
                                                 Balance        Expense       Rate(1)          Balance         Expense       Rate(1)
                                                 -------        -------       -------          -------         -------       -------
Assets
   Federal funds sold .....................  $   3,365,837     $    31,259       3.71%      $   3,626,868     $    12,817      1.41%
   Investments - taxable ..................     29,153,704         316,544       4.34          26,960,935         271,043      4.02
   Investments- non taxable ...............        692,258           6,857       3.96           7,869,122          21,102      1.09
                                             -------------     -----------                  -------------     -----------
     Total investments and
       Federal funds sold .................     33,211,799         354,660       4.27          38,356,925         304,962      3.18
   Loans (2)(3) ...........................    342,581,748       5,836,036       6.81         255,611,035       4,031,072      6.31
                                             -------------     -----------                  -------------     -----------
     Total earning assets .................    375,793,547       6,190,696       6.59         293,967,960       4,336,034      5.90
                                             -------------     -----------                                    -----------
     Other assets .........................     30,065,920                                     22,120,126
                                             -------------                                  -------------
     Total assets .........................  $ 405,859,467                                  $ 316,088,086
                                             =============                                  =============
Liabilities
   Savings ................................  $  52,850,006     $   167,869       1.27%      $  54,207,451         172,757      1.27
   Time deposits ..........................    195,982,804       1,636,943       3.34         139,234,888         844,970      2.43
   FHLB advances ..........................     57,542,268         512,504       3.56          43,285,301         376,497      3.48
   Subordinated debt ......................     17,802,912         280,852       6.31          11,345,000         143,069      5.04
                                             -------------     -----------                  -------------     -----------
     Total interest bearing
       liabilities ........................    324,177,990       2,598,168       3.21         248,072,640       1,537,293      2.48
                                                               -----------                                    -----------
   Non-interest bearing
     liabilities ..........................     42,472,547                                     32,958,948
                                             -------------                                  -------------
     Total liabilities ....................    366,650,537       2,598,168       2.83         281,031,588       1,537,293      2.19
                                             -------------     -----------                  -------------     -----------
   Shareholders' equity ...................     39,208,930                                     35,056,498
                                             -------------                                  -------------
     Total liabilities and
       shareholders' equity ...............  $ 405,859,467                                  $ 316,088,086
                                             =============                                  =============
     Net interest
       income/margin (4) ..................                    $ 3,592,528       3.82%                        $ 2,798,741      3.81%
                                                               ===========                                    ===========
     Net interest spread (5) ..............                                      3.38%                                         3.42%

(1)  Annualized
(2)  Does not include non-accruing loans.
(3)  Includes loan fees of $417,631 in 2005 and $331,254 in 2004.
(4)  Net interest income divided by total interest earning assets.
(5) Total interest earning assets yield less total interest bearing liabilities rate.

As reflected above, for the three months ended September 30, 2005 the average yield on earning assets was 6.59 percent, while the average cost of interest bearing liabilities was 3.21 percent. For the three months ended September 30, 2004 the average yield on earning assets was 5.90 percent and the average cost of interest-bearing liabilities was 2.48 percent. The increase in the yield on earning assets is attributable to the increases in market rates of interest and the percentage of higher yielding earning assets. The increase in the cost of interest bearing liabilities is caused by maturing lower yield certificates of

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income - continued


deposits being replaced with higher yields and increases in market rates of interest. The net interest margin for the three months ended September 30, 2005, was 3.82 percent compared to 3.81 percent for the three months ended September 30, 2004. The increase in the net-interest margin is primarily attributable to the balance of interest bearing assets and liabilities that adjust with rate increases. The cost of total liabilities was 2.83 percent for the three months ended September 30, 2005 compared to 2.19 percent for the three months ended September 30, 2004.


The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.


                                                                                  Analysis of Changes in Net Interest Income
                                                                                 For the nine months ended September 30, 2005
                                                                                 Versus nine months ended September 30, 2004(1)
                                                                                 ----------------------------------------------
                                                                               Volume                 Rate               Net Change
                                                                               ------                 ----               ----------
Interest income:
   Federal funds sold ............................................          $   209,309           $   (15,337)          $   193,972
   Investments - taxable .........................................              112,821               152,729               265,550
   Investments - non taxable .....................................              (49,352)               10,699               (38,653)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              272,778               148,091               420,869
     Net loans(2) ................................................            4,435,939               327,157             4,763,096
                                                                            -----------           -----------           -----------
     Total interest income .......................................            4,708,717               475,248             5,183,965
                                                                            -----------           -----------           -----------
Interest Expense:

   Savings deposits ..............................................               96,376                64,809               161,185
   Time deposits .................................................            1,014,794               979,452             1,994,246
   FHLB advances .................................................              457,871               (72,573)              385,298
   Subordinated debt .............................................               76,337               153,045               229,382
                                                                            -----------           -----------           -----------
     Total interest expense ......................................            1,645,378             1,124,733             2,770,111
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $ 3,063,339           $  (649,485)          $ 2,413,854
                                                                            ===========           ===========           ===========

                        SOUTHCOAST FINANCIAL CORPORATION



Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income - continued

                                                                                  Analysis of Changes in Net Interest Income
                                                                                 For the three months ended September 30, 2005
                                                                                 Versus three months ended September 30, 2004(1)
                                                                                 -----------------------------------------------
                                                                               Volume                Rate               Net Change
                                                                               ------                ----               ----------
Interest income:
   Federal funds sold ............................................          $      (920)          $    19,362           $    18,442
   Investments - taxable .........................................               22,044                23,457                45,501
   Investments - non taxable .....................................              (19,222)                4,977               (14,245)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................                1,902                47,796                49,698
     Net loans (2) ...............................................            1,371,963               433,001             1,804,964
                                                                            -----------           -----------           -----------
     Total interest income .......................................            1,373,865               480,797             1,854,662
                                                                            -----------           -----------           -----------
Interest expense:
   Savings deposits ..............................................               (4,326)                 (562)               (4,888)
   Time deposits .................................................              344,384               447,589               791,973
   FHLB advances .................................................              124,008                11,999               136,007
   Subordinated debt .............................................               81,439                56,344               137,783
                                                                            -----------           -----------           -----------
     Total interest expense ......................................              545,505               515,370             1,060,875
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $   828,360           $   (34,573)          $   793,787
                                                                            ===========           ===========           ===========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2) Includes loan fees of $ 1,034,700 and $905,294 for the nine months ended September 30, 2005 and 2004 and $417,631 and $331,254 for the three months ended September 30, 2005 and 2004.


Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2005 was $1,376,710 compared to $1,115,726 for the nine months ended September 30, 2004. The increase is attributable to a $141,397 increase in fees on loans sold, a $144,792 increase in security gains and other real estate owned, partially offset by a $ $43,989 decrease in service fees on deposit accounts.

Noninterest expenses for the nine months ended September 30, 2005 were $ 6,548,267, compared to $5,427,968 for the nine months ended September 30, 2004. The increase of $ 1,120,299 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Goose Creek branch in December 2004 and the anticipated opening of the Dorchester Road branch in the November of 2005, as well as the increase in administrative staff to support the growth of the Company's operations.

Noninterest income for the three months ended September 30, 2005 was $459,883, compared to $443,058 for the three months ended September 30, 2004. The increase is attributable to a $102,667 increase in security gains and other real estate owned offset by a decrease of $ 34,119 in service fees on deposit accounts and fees on loans sold.

Noninterest expenses for the three months ended September 30, 2005 were $2,228,883, compared to $1,985,945 for the three months ended September 30, 2004. The increase of $242,938 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the anticipated opening of the Dorchester branch in November 2005 as well as the increase in administrative staff to support the growth of the Company's operations.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within our bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 50.1% of total deposits as of September 30, 2005. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. Our Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. We also have a $5.3 million line of credit with the Bankers Bank of Atlanta and a $3.5 million line of credit with First Tennessee
Bank. We are in the process of opening one new branch office and a new operations center. The total unexpended cost of these facilities is $1.6 million. The funding for these offices will come from normal operations. Management believes that our liquidity sources are adequate to meet our normal operating needs.

Loans

Commercial loans (most of which are incidentally secured with real estate) totaling $156.3 million made up 45.4 percent of the total loan portfolio as of September 30, 2005. Loans secured by real estate for construction and land development totaled $39.3 million, or 11.4 percent, of the portfolio while all other loans secured by real estate totaled $145.6 million, or 42.2 percent, of the total loan portfolio, as of September 30, 2005. Installment loans and other consumer loans to individuals comprised $3.5 million, or 1.0 percent, of the total loan portfolio. The allowance for loan losses was 1.16 percent of loans as of September 30, 2005, compared to 1.15 percent as of December 31, 2004. In management's opinion, the allowance for loan losses is adequate to absorb anticipated losses inherent in our bank's loan portfolio. At September 30, 2005, the Company did not have any loans 90 days delinquent and still accruing interest or any other real estate owned and had $1.1 million of non-accruing loans. The majority of the non-accruing loans are secured by real estate. There were no loans that management had determined to be potential problem loans at September 30, 2005.


Deposits

Deposits increased $45.3 million during the first nine months of 2005 to $303.5 million at September 30, 2005. The increase was attributable to several factors: non-interest bearing deposits increased $16.0 million during the first nine months as a result of the continuing maturing of our bank's branches; certificates of deposit from retail customers increased approximately $17.6 million during the first nine months; and brokered deposits increased approximately $11.9 million because our bank purchased some longer term deposits in anticipation of potentially higher interest rates.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued


Other Borrowings

Other   borrowings   include  FHLBA  advances.   Advances  from  the  FHLBA  are
collateralized by FHLBA stock and pledges of certain residential mortgage loans. At September 30, 2005 FHLBA advances are summarized as follows:

               Maturity                     Rate                   Balance
               --------                     ----                   -------

           June 2006                        4.05%              $     9,000,000
           September 2006                   2.91%                   10,000,000
           September 2008                   3.01%                   10,000,000
           June 2010                        3.33%                   11,000,000
           September 2010                   5.55%                    7,000,000
           February 2011                    4.31%                    4,500,000
           March 2013                       2.91%                    7,500,000
           June 2014                        3.92%                    2,000,000
                                                               ---------------

              Balance                                          $    61,000,000
                                                               ===============

Junior Subordinated Debentures

In August 2005, we formed Southcoast Capital Trust III to sell $10 million of trust preferred securities to an institutional investor. We simultaneously issued $10.3 million of junior subordinated notes to the trust for $10.0 million in cash and $310,000 in liquidation value of the trust's common securities. The junior subordinated notes mature in 30 years, are callable after five years and provide for a variable interest rate per annum, reset quarterly, equal to three months LIBOR plus 1.50%. Quarterly payments of interest may be deferred for up to five consecutive years without default. Payments to the trust are passed on to the holders of the preferred securities and common securities of the trust. The trust preferred securities meet current Federal Reserve guidelines for inclusion in our Tier 1 capital subject to certain limitations which presently apply to us.

Capital Resources

The capital base for the Company increased by $3.2 million for the first nine months of 2005, due to operating income, capital raised through the Employee Stock Purchase Plan and exercise of stock options, partially offset by unrealized losses on available-for-sale securities. The Company's tier one capital to average assets ratio was 13.05 percent as of September 30, 2005 compared to 13.64 percent as of December 31, 2004.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-base standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations and our junior subordinated debt in excess of 25% of our Tier 1 capital for Southcoast. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Southcoast and our bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of September 30, 2005, we and the bank exceeded our capital requirements levels as shown in the following table.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources - continued

                                                                                                                  Capital Ratios
                                                                                        Well Capitalized      Adequately Capitalized
(Dollars in thousands)                                                Actual               Requirement              Requirement
                                                                      ------               -----------              -----------
                                                               Amount       Ratio        Amount       Ratio        Amount      Ratio
                                                               ------       -----        ------       -----        ------      -----
The Bank
  Total capital (to risk-weighted assets) ...............   $  37,046       12.50%    $  29,628       10.00%    $   23,702     8.00%
  Tier 1 capital (to risk-weighted assets) ..............      33,505       11.31%       17,777        6.00%        11,851     4.00%
  Tier 1 capital (to average assets) ....................      33,505        8.58%       19,515        5.00%        15,612     4.00%
The Company
  Total capital (to risk-weighted assets) ...............   $  65,432       20.92%          N/A          N/A    $   25,016     8.00%
  Tier 1 capital (to risk-weighted assets) ..............      53,146       17.00%          N/A          N/A        12,508     4.00%
  Tier 1 capital (to average assets) ....................      53,146       13.05%          N/A          N/A        16,293     4.00%

Off Balance Sheet Risk

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet a contractual obligation to the third party. At September 30, 2005, we had issued commitments to extend credit of $44.4 million and standby letters of credit of $789,391 through various types of commercial lending arrangements. Approximately $37.2 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2005.

                                                             After One     After Three
                                                              Through       Through                        Greater
                                                Within One     Three         Twelve       Within One         Than
                                                  Month       Months         Months           Year         One Year          Total
                                                  -----       ------         ------           ----         --------          -----
Unused commitments to extend credit ........   $ 2,341,849  $ 2,365,941  $  20,371,215  $  25,079,005   $  19,299,880  $  44,378,885
Standby letters of credit ..................       305,193       84,601        339,537        729,391          60,000        789,391
                                               -----------  -----------  -------------  -------------   -------------  -------------

    Totals .................................   $ 2,647,042  $ 2,450,542  $  20,710,812  $  25,808,396   $  19,359,880  $  45,168,276
                                               ===========  ===========  =============  =============   =============  =============

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown. Further, through our various sources of liquidity, we believe that we will be able to fund these obligations as they arise.

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

                        SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2005, the registrant sold 1,811 shares of common stock to participating eligible employees pursuant to the Registrant's Employee Stock Purchase Plan for an aggregate price of $34,608. The securities were sold pursuant to the exemption from registration provided by section 4(2) of the Securities Act 1933 because the sales did not involve a public offering.

Item 6.  Exhibits

    10    Underwriting Agreement between Registrant and Morgan Keegan & Company,
          Inc.
  31-1    Rule 13a-14(a) Certifications of CEO
  31-2    Rule 13a-14(a) Certifications of CFO
    32    Section 1350 Certification

                        SOUTHCOAST FINANCIAL CORPORATION

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:    November 11, 2005               By:s/L. Wayne Pearson
                                            ------------------------------------
                                            L. Wayne Pearson
                                            Chief Executive Officer



Date:    November 11, 2005               By:s/Robert M. Scott
                                            ------------------------------------
                                            Robert M. Scott
                                            Executive Vice President and Chief
                                            Financial Officer

                        SOUTHCOAST FINANCIAL CORPORATION


Exhibit Index

10       Underwriting  Agreement between Registrant and Morgan Keegan & Company,
         Inc.

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