Form 10-K
period 2005-12-31
SOUTHCOAST FINANCIAL CORP
filed 2006-03-29
CIK 1083689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005                  File Number 0-25933

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         The aggregate market value of the Common Stock held by non-affiliates on June 30, 2005, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $65.1 million. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As  of  February  28,  2006,   there  were  4,956,259   shares  of  the
Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to the Shareholders for the year ended December 31, 2005 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................      2
Item 1A  Risk Factors ...................................................      9
Item 1B  Unresolved Staff Comments ......................................     12
Item 2   Properties .....................................................     12
Item 3   Legal Proceedings ..............................................     12
Item 4   Submission of Matters to a Vote of Security Holders ............     12
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ............      *
Item 6   Selected Financial Data ........................................
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operation ...........................      *
Item 7A  Quantitative and Qualitative Disclosures
           About Market Risk ............................................      *
Item 8   Financial Statements and Supplementary Data ....................      *
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     13
Item 9A  Controls and Procedures ........................................     13
Item 9B  Other Information ..............................................     14
                                    Part III
Item 10  Directors and Executive Officers of the Registrant .............     14
Item 11  Executive Compensation .........................................     **
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     14
Item 13  Certain Relationships and Related Transactions .................     **
                                     Part IV
Item 14  Principal Accountant Fees and Services..........................     **
Item 15  Exhibits and Financial Statement Schedules .....................     16

* Incorporated by reference to Registrant's Annual Report to Shareholders for the year ended December 31, 2005.

** Incorporated by reference to Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders

          CAUTIONARY NOTICE WITH RESPECT TO FORWARD-LOOKING STATEMENTS

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

         Forward-looking statements include statements with respect to management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

         All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict,"
"could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economy of the  Greater  Charleston area;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o the failure of assumptions underlying the establishment of allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in this prospectus and in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

         All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company has no obligation and does not undertake to update, revise or correct any of the forward-looking statements after the date of this report. The Company has expressed its expectations, beliefs and projections in good faith and believes they have a reasonable basis. However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.

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

         The Bank is a South Carolina state bank incorporated in June, 1998, which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant, Charleston, Moncks Corner, Johns Island, Summerville, Goose Creek, and North Charleston, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant; a second Mt. Pleasant office is located at 602 Coleman Boulevard; the Charleston office is located at 802 Savannah Highway; the Moncks Corner office is located at 337 East Main Street; the Johns Island office is located at 2753 Maybank Highway; the Summerville office is located at 302 N. Main Street; the Goose Creek office is located at 597 Old Mount Holly Road; and the North Charleston office is located at 8420 Dorchester Road.

         The Bank offers a full array of commercial bank services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. Most of the Bank's deposits are attracted from individuals and small businesses. The Bank does not offer trust services.

         The Bank offers secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial, consumer and residential purposes. Consumer loans include, among others: car loans, home equity improvement loan (secured by first and second mortgages), personal expenditure loans, education loans and overdraft lines of credit. The Bank makes commercial loans to small and middle market businesses. Commercial loans may be unsecured if they are of short duration and made to a customer with demonstrated ability to pay, but most often they are secured. Collateral for commercial loans may be listed securities, equipment, inventory, accounts receivable or other business assets but will usually be local real estate. The Bank usually makes commercial loans to businesses to provide working capital, expand physical assets or acquire assets. Commercial loans will typically not exceed a 20-year maturity and will usually have regular amortization payments. Commercial loans to most business entities require guarantees by their principals. The Bank also makes loans guaranteed by the U. S. Small Business Administration.

         The Bank makes loans secured by real estate mortgages that are usually for the acquisition, improvement or construction and development of residential and other properties. Residential real estate loans consist primarily of first and second mortgage loans on single family homes, with some mortgage loans on multifamily homes. Loan-to-value ratios for these loans are generally limited to 80%. Non-farm, non-residential loans are secured by business and commercial properties acquired using the loan proceeds. Loan-to-value ratios on these loans are also generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

         Real estate construction loans typically consist of financing the construction of 1-4 family dwellings and some non-farm, non-residential real estate. Usually, loan-to-value ratios for these loans are limited to 80% and permanent financing commitments are required prior to the advancement of loan proceeds.

         Management believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans made to any particular individuals, industries or groups of related individuals or industries, and no foreign loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in the Bank's service area within Charleston, Dorchester and Berkeley Counties, South Carolina. The economy of this area is diversified and does not depend on any single industry or group of related industries.

         Other services the Bank offers include residential mortgage loan origination services, safe deposit boxes, business courier service, night depository service, telephone banking, VISA and MasterCard brand credit cards, tax deposits, travelers checks and 24-hour automated teller machines. The ATMs are part of the Pulse, Cirrus, Maestro and Jeanie networks.

         At March 1, 2006, the Bank employed 96 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the Charleston MSA. As of June 30, 2005, 22 banks, savings and loans, and savings banks with 161 branch locations competed in the Charleston MSA. As of June 30, 2005, the Bank held 4.29% of total deposits in the MSA of $7.1 billion.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2005.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material effect on the Bank in 2006.

Regulation of the Bank

         The Bank is subject to regulation and examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the
Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

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

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

Item 1A.  Risk Factors

                          Risks Related to Our Industry

         We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse effect on our business.

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Most of this regulation is designed to protect our depositors and other customers, not our shareholders. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result in limitations being imposed on our activities or, in an extreme case, in our bank's being placed in receivership. We have also recently been subjected to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

         The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business or profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

         We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

         Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

                          Risks Related to Our Business

         We depend on the services of a number of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced revenues.

         The success of our business depends to a great extent on our customer relationships. Our growth and development to date have depended in large part on the efforts of our senior management team. These senior officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, a key aspect of our business strategy, and in increasing our market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly.

         We may be unable to successfully manage our sustained growth..

         We began operating in July 1998 and have grown from $92.1 million of total assets at December 31, 2000 (the end of our first year of profitable operations) to $476.6 million in total assets at December 31, 2005, an increase of 417%. Although we do not expect to continue to grow as fast in the future as we have in the past, it is our intention to attempt to rapidly expand our asset base. In particular, we intend to use the funds raised in our recent stock offering to support anticipated increases in our loans. Additional capital also would increase our legal lending limit under federal law, which in turn would allow us to compete more actively in our market area for larger loans. Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

         Our continued pace of growth or regulatory requirements may require us to raise additional capital in the future, but that capital may not be available when it is needed or be available on favorable terms.

         We anticipate that our capital resources following our recent stock offering will satisfy our capital requirements for the foreseeable future. Nevertheless, we may need to raise additional capital to support additional growth or to meet regulatory requirements. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

         Our net income includes income from the sale of excess property acquired in connection with new branch locations, and may not be indicative of our future income or our ability to realize gains from our real estate.

         In 2004, we had net gains from the sale of property and equipment of $1.1 million resulting primarily from the sale of excess real estate acquired in connection with our establishment of new branch locations. Such gains are due, in part, to the amount of real estate we had to purchase to secure branch sites that we believed were attractive for our operations, as well the growth of our markets and the related increases in real property values We are not in the business of acquiring real estate for resale, and give no assurance that we will realize any gains from real estate sales in the future.

         If our loan customers do not pay us as they have contracted to, we may experience losses.

         Our principal revenue producing business is making loans. If the loans are not repaid, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

         Our business is concentrated in Greater Charleston, and a downturn in the economy of the Charleston area, a decline in Charleston area real estate values or other events in our market area may adversely affect our business.

         Substantially all of our business is located in the Greater Charleston area. As a result, our financial condition and results of operations may be affected by changes in the Charleston economy. A prolonged period of economic recession, a general decline in Charleston area real estate values or other adverse economic conditions in Charleston may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans. The existence of adverse economic conditions, declines in real estate values or the occurrence of other adverse economic conditions in Charleston and South Carolina could have a material adverse effect on our business, future prospects, financial condition or results of operations.

         We operate in an area susceptible to hurricane and other weather related damage which could disrupt our business and reduce our profitability.

         Nearly all of our business and our customers are located in coastal South Carolina, an area that often experiences damage from hurricanes and other weather phenomena. We attempt to mitigate such risk with insurance and by requiring insurance on property taken as collateral. However, catastrophic weather damage to a large portion of our market area could cause substantial disruptions to our business and our customers' businesses which would reduce our profitability for some period.

         We face strong competition from larger, more established competitors which may adversely affect our ability to operate profitably.

         We encounter strong competition from financial institutions operating in the greater Charleston, South Carolina area. In the conduct of our business, we also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation as we are. Many of these competitors have substantially greater resources and lending abilities than we have and offer services, such as investment banking, trust and international banking services that we do not provide. We believe that we have competed, and will continue to be able to compete, effectively with these institutions because of our
experienced   bankers  and  personalized   service,  as  well  as  through  loan
participations and other strategies and techniques. However, we cannot promise that we are correct in our belief. If we are wrong, our ability to operate profitably may be negatively affected.

         Technological changes affect our business, and we may have fewer resources than many of our competitors to invest in technological improvements.

         The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling financial institutions to serve clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements.

         Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-bearing assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through January 2006, the Federal Reserve has raised rates 14 times for a total increase of 3.50%. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may limit your ability to sell your stock.

         Our common stock is traded on the Nasdaq National Market under the symbol "SOCB." Since January 1, 2005, the average weekly trading volume has been approximately 6,200 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

         We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

         We may issue additional securities to raise additional capital, to support growth, or to make acquisitions. Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.

         We do not plan to pay cash dividends in the foreseeable future.

         We do not plan to pay cash dividends in the foreseeable future. We plan to use the funds that might otherwise be available to pay dividends to expand our business.

         Declaration and payment of dividends are within the discretion of our board of directors. Our bank will be our most likely source of funds with which to pay cash dividends. Our bank's declaration and payment of future dividends to us are within the discretion of the bank's board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors. Payment of dividends by our bank is also subject to various regulatory requirements.

         Provisions in our articles of incorporation and South Carolina law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price for our stock.

         Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore of making the removal of incumbent management difficult. The provisions include staggered terms for our board of directors and requirements of supermajority votes to approve certain business transactions. In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

         Our common stock is not insured, so you could lose your total investment.

         Our common stock is not a deposit, savings account or obligation of our bank and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail you could lose your total investment.

Item 1B.  Unresolved Staff Comments.

         The Company is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, this item is not applicable to it.

Item 2.  Properties.

         The Company owns the real property at 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 802 Savannah Highway, Charleston; 337 East Main Street, Moncks Corner; 2753 Maybank Highway, Johns Island; 597 Old Mount Holly Road, Goose Creek; and 8420 Dorchester Road, North Charleston. The Company leases the property at 203
N. Main Street, Summerville, South Carolina. All properties are believed to be well suited for the Company's needs.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption "Common Stock and Dividends" in the Registrant's Annual Report to Shareholders for the year ended December 31, 2005 (the "2005 Annual Report"), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensaton Plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

Other than as previously disclosed in its Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005, the Company did not sell any securities during the year ended December 31, 2005 that were not registered under the Securities Act.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2005. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 229.703.

Item 6. Selected Financial Data

The information set forth under the caption "Selected Consolidated Financial Data" in the 2005 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth under the caption "Management's Discussion and Analysis" in the 2005 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information set forth under the captions "Management's Discussion and Analysis -- Market Risk - Interest Rate Sensitivity" and "-- Off Balance Sheet Arrangements" in the 2005 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

         The Consolidated Financial Statements, including Notes thereto, in the 2005 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

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

Item 9B.   Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2005 that was not so disclosed.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information set forth under the captions "Election of Directors -- Directors and Nominees" "-- Executive Officers," and "Committees of the Board of Directors -- Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2006 Annual Meeting of Shareholders (the "2006 Proxy Statement") is incorporated herein by reference.

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

Item 11. Executive Compensation.

         The information set forth under the caption "Management Compensation" in the 2006 Proxy Statement is incorporated herein by reference; provided, however, the information set forth under the captions "--Board Committee Report on Executive Compensation" and "--Shareholder Return Performance Graph" is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2006 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2005 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                        15,125                       16.82                           20,809

Equity compensation
plans not approved
by security holders                        -0-                         -0-                              -0-
                                        ------                       -----                           ------
Total                                   15,125                       16.82                           20,809
                                        ======                       =====                           ======

The foregoing table does not include information about the 200,000 shares of common stock reserved for issuance pursuant to the Company's 2005 Employee Stock Purchase Plan, which will be voted on by shareholders at the 2006 Annual Meeting of Shareholders. The information set forth under the caption "Approval of Employee Stock Purchase Plan" in the 2006 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

         The information set forth under the captions "Independent Public Accountants - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2006 Proxy Statement is incorporated herein by reference.

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
   (2)   Financial Statement Schedules - None
   (3)   Exhibits

Exhibit No.                Description
-----------                -----------
3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant(1)
4.1            Form of Common Stock Certificate(3)
10.1           1999 Stock Option Plan(2)
10.2           Form of Stock Option Agreement(3)
10.3           Purchase Agreement among the Registrant, Southcoast Capital Trust
               I and Bayview Financial  Trading Group,  L.P., dated as of May 3,
               2002 (4)
10.4           Amended and Restated  Declaration of Trust among the  Registrant,
               Wells Fargo Delaware Trust  Company,  Wells Fargo Bank,  National
               Association,  L. Wayne Pearson,  Robert A. Daniel, Jr. and Robert
               M. Scott, dated as of May 3, 2002 (4)
10.5           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of May 3, 2002 (4)
10.6           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of May 3, 2002 (4)
10.7           Registrant's Junior Subordinated  Deferrable Interest Debentures,
               dated as of May 3, 2002 (4)
10.8           Purchase Agreement among the Registrant, Southcoast Capital Trust
               II and Trapeza CDO, LLC, dated as of December 16, 2002(5)
10.9           Amended and Restated Trust Agreement among  Southcoast  Financial
               Corporation,  The  Bank  of  New  York,  The  Bank  of  New  York
               (Delaware),  L. Wayne Pearson,  Paul D. Hollen, III and Robert M.
               Scott, dated as of December 16, 2002(5)
10.10          Junior Subordinated  Indenture between Registrant and The Bank of
               New York, dated as of December 16, 2002(5)
10.11          Guarantee  Agreement between Registrant and The Bank of New York, dated as of December 16, 2002(5)
10.12          Floating Rate Junior  Subordinated Note, dated as of December 16,
               2002(5)
10.13          Form of Employment  Agreements between the Company and each of L.
               Wayne Pearson, Paul D. Hollen, III, Robert M. Scott and Robert A.
               Daniel, Jr., dated as of August 12, 2003, and William B. Seabrook dated as of July 15, 2004(6)
10.14          Southcoast  Financial  Corporation  2005 Employee  Stock Purchase
               Plan (7)
10.15          Junior  Subordinated  Indenture between Registrant and Wilmington
               Trust Company dated as of August 5, 2005 (8)
10.16          Guarantee  Agreement  between  Registrant  and  Wilmington  Trust
               Company, dated as of August 5, 2005 (8)
10.17          Placement  Agreement among Registrant,  Southcoast  Capital Trust
               III and Credit Suisse First Boston LLC dated as of August 5, 2005
               (8)
13             Portions of the Annual Report to Shareholders for the Year  Ended
               December 31, 2005 incorporated by reference into this Form 10-K
21             Subsidiaries of Registrant (8)
23             Consent of Accountants
31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to exhibits to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(4) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2002.
(5) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2002.
(6) Incorporated by reference to exhibits to Form SB-2 filed August 3, 2003 (File No. 333-108480).
(7) Incorporated by reference to exhibits to Form S-8, filed September 9, 2005 (File No. 333-128197)
(8) Incorporated by reference to exhibits to Form S-1 filed August 12, 2005 (File No. 333-128247)

                                    SIGNATURE

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Southcoast Financial Corporation


March 29, 2006                By: s/L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


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


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----


--------------------------               Director                                           March __, 2006
Tommy B. Baker

s/William A. Coates
--------------------------               Director                                           March 29, 2006
William A. Coates

s/Paul D. Hollen, III
--------------------------               Executive Vice President, Director                 March 28, 2006
Paul D. Hollen, III

s/Stephen F. Hutchinson
--------------------------               Director                                           March 29, 2006
Stephen F. Hutchinson

s/L. Wayne Pearson
--------------------------               Chairman, Chief Executive Officer, Director        March 27, 2006
L. Wayne Pearson

s/Robert M. Scott
--------------------------               Executive Vice President, Chief Financial          March 27, 2006
Robert M. Scott                          Officer, Principal Accounting Officer, Director

s/James H. Sexton
--------------------------               Director                                           March 29, 2006
James H. Sexton

s/James P. Smith
--------------------------               Director                                           March 25, 2006
James P. Smith

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant(1)
4.1            Form of Common Stock Certificate(3)
10.1           1999 Stock Option Plan(2)
10.2           Form of Stock Option Agreement(3)
10.3           Purchase Agreement among the Registrant, Southcoast Capital Trust
               I and Bayview Financial  Trading Group,  L.P., dated as of May 3,
               2002 (4)
10.4           Amended and Restated  Declaration of Trust among the  Registrant,
               Wells Fargo Delaware Trust  Company,  Wells Fargo Bank,  National
               Association,  L. Wayne Pearson,  Robert A. Daniel, Jr. and Robert
               M. Scott, dated as of May 3, 2002 (4)
10.5           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of May 3, 2002 (4)
10.6           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of May 3, 2002 (4)
10.7           Registrant's Junior Subordinated  Deferrable Interest Debentures,
               dated as of May 3, 2002 (4)
10.8           Purchase Agreement among the Registrant, Southcoast Capital Trust
               II and Trapeza CDO, LLC, dated as of December 16, 2002(5)
10.9           Amended and Restated Trust Agreement among  Southcoast  Financial
               Corporation,  The  Bank  of  New  York,  The  Bank  of  New  York
               (Delaware),  L. Wayne Pearson,  Paul D. Hollen, III and Robert M.
               Scott, dated as of December 16, 2002(5)
10.10          Junior Subordinated  Indenture between Registrant and The Bank of
               New York, dated as of December 16, 2002(5)
10.11          Guarantee  Agreement between Registrant and The Bank of New York, dated as of December 16, 2002(5)
10.12          Floating Rate Junior  Subordinated Note, dated as of December 16,
               2002(5)
10.13          Form of Employment  Agreements between the Company and each of L.
               Wayne Pearson, Paul D. Hollen, III, Robert M. Scott and Robert A.
               Daniel, Jr., dated as of August 12, 2003, and William B. Seabrook dated as of July 15, 2004(6)
10.14          Southcoast  Financial  Corporation  2005 Employee  Stock Purchase
               Plan (7)
10.15          Junior  Subordinated  Indenture between Registrant and Wilmington
               Trust Company dated as of August 5, 2005 (8)
10.16          Guarantee  Agreement  between  Registrant  and  Wilmington  Trust
               Company, dated as of August 5, 2005 (8)
10.17          Placement  Agreement among Registrant,  Southcoast  Capital Trust
               III and Credit Suisse First Boston LLC dated as of August 5, 2005
               (8)
13             Portions of the Annual Report to Shareholders for the Year  Ended
               December 31, 2005 incorporated by reference into this Form 10-K
21             Subsidiaries of Registrant (8)
23             Consent of Accountants
31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to exhibits to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(4) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2002.
(5) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2002.
(6) Incorporated by reference to exhibits to Form SB-2 filed August 3, 2003 (File No. 333-108480).
(7) Incorporated by reference to exhibits to Form S-8, filed September 9, 2005 (File No. 333-128197)
(8) Incorporated by reference to exhibits to Form S-1 filed August 12, 2005 (File No. 333-128247)