Form 10-Q
period 2006-03-31
SOUTHCOAST FINANCIAL CORP
filed 2006-05-15
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ------           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -------          THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                               Commission File No.
                                     0-25933

                        SOUTHCOAST FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  South Carolina                          57-1079460
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

      5,451,885 shares of common stock, no par value, as of April 30, 2006

                        SOUTHCOAST FINANCIAL CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------                                                                                     --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2006 and December 31, 2005...................................2

         Condensed Consolidated Statements of Income - March 31, 2006 and March 31, 2005................................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2006 and 2005...................................................................4

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005...................5

Notes to Condensed Consolidated Financial Statements..................................................................6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................10-17

Item 3.  Quantitative and Qualitative Disclosure about market risk.....................................................17

Item 4.   Controls and Procedures......................................................................................17

PART II - OTHER INFORMATION

Item 6.  Exhibits .....................................................................................................18

Signatures ............................................................................................................19

                        SOUTHCOAST FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                   March 31,            December 31,
                                                                                                     2006                   2005
                                                                                                     ----                   ----
                                                                                                  (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $  19,316,939        $  14,377,737
     Federal funds sold ..................................................................          24,034,000           16,964,000
                                                                                                 -------------        -------------
         Total cash and cash equivalents .................................................          43,350,939           31,341,737
   Investment securities
     Available for sale ..................................................................          50,443,383           31,482,927
     Federal Home Loan Bank Stock, at cost ...............................................           4,377,800            3,720,100
                                                                                                 -------------        -------------
         Total investment securities .....................................................          54,821,183           35,203,027
   Loans held for sale ...................................................................           5,424,197            9,275,492
   Loans, net of allowance of $4,525,082 and $4,269,564 ..................................         371,747,624          371,656,054
   Property and equipment, net ...........................................................          20,007,619           19,898,188
   Other assets ..........................................................................           8,717,056            9,224,867
                                                                                                 -------------        -------------

       Total assets ......................................................................       $ 504,068,618        $ 476,599,365
                                                                                                 =============        =============

Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  42,217,043        $  38,753,579
     Interest bearing ....................................................................         286,764,160          272,800,370
                                                                                                 -------------        -------------

       Total deposits ....................................................................         328,981,203          311,553,949

   Other borrowings ......................................................................          77,052,443           67,000,000
   Junior subordinated debentures ........................................................          21,655,000           21,655,000
   Other liabilities .....................................................................           1,803,928            3,075,871
                                                                                                 -------------        -------------

       Total liabilities .................................................................         429,492,574          403,284,820
                                                                                                 -------------        -------------

Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  5,451,885 shares outstanding at March 31, 2006 and
     5,449,631 at December 31, 2005) .....................................................          74,943,183           70,267,702
   Retained earnings .....................................................................                   0            3,300,753
   Accumulated other comprehensive income (loss) .........................................            (367,139)            (253,910)
                                                                                                 -------------        -------------

       Total shareholders' equity ........................................................          74,576,044           73,314,545
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 504,068,618        $ 476,599,365
                                                                                                 =============        =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                      For the Three months ended
                                                              March 31,
                                                              ---------
                                                          2006            2005
                                                          ----            ----
Interest income
   Loans, including fees ...........................    $6,733,622    $4,853,483
   Investment securities ...........................       440,355       280,786
   Federal funds sold ..............................       105,191       115,619
                                                        ----------    ----------
       Total interest income .......................     7,279,168     5,249,888
                                                        ----------    ----------
Interest expense
   Deposits and borrowings .........................     3,253,034     2,103,098
                                                        ----------    ----------
Net interest income ................................     4,026,134     3,146,790
    Provision for loan losses ......................       319,223       171,255
                                                        ----------    ----------
Net interest income after provision
   for loan losses .................................     3,706,911     2,975,535
                                                        ----------    ----------
Noninterest income
   Service fees on deposit accounts ................       245,429       221,985
   Fees on loans sold ..............................        92,927       147,988
   Gain on sale of available for sale securities ...        32,142        19,317
   Gain on sale of property and equipment ..........       377,714             -
   Other ...........................................        37,606        76,593
                                                        ----------    ----------
       Total noninterest income ....................       785,818       465,883
                                                        ----------    ----------
Noninterest expenses
   Salaries and employment benefits ................     1,477,334     1,256,065
   Occupancy .......................................       181,154       165,924
   Furniture and equipment .........................       206,690       177,644
   Advertising and public relations ................        74,834        48,971
   Professional fees ...............................        69,531        62,186
   Travel and entertainment ........................        64,033        68,097
   Telephone, postage and supplies .................        89,521        93,373
   Other operating expenses ........................       242,897       225,081
                                                        ----------    ----------
       Total noninterest expenses ..................     2,405,994     2,097,341
                                                        ----------    ----------
Income before income taxes .........................     2,086,735     1,344,077
    Income tax .....................................       750,323       455,437
                                                        ----------    ----------
Net income .........................................    $1,336,412    $  888,640
                                                        ==========    ==========
Basic net income per common share ..................    $     0.25    $     0.25
Diluted net income per common share ................    $     0.24    $     0.24
Weighted average shares outstanding
   Basic ...........................................     5,451,109     3,614,602
   Diluted .........................................     5,456,380     3,639,813

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                            and Comprehensive Income
               For the three months ending March 31, 2006 and 2005
                                   (Unaudited)

                                                                                                         Accumulated
                                                                                                            other
                                                                  Common Stock                         comprehensive
                                                                  ------------            Retained          income
                                                             Shares         Amount        earnings          (loss)          Total
                                                             ------         ------        --------          ------          -----
Balance, December 31, 2004 ..........................      2,970,663    $ 34,080,782    $  2,364,340    $    125,627   $ 36,570,749

   Net income for the period ........................                                        888,640                        888,640

   Other comprehensive income, net of tax
   Unrealized holding losses
     on securities available for sale ...............                                                       (286,865)      (286,865)
                                                                                                                           --------

   Comprehensive income .............................                                                                       601,775

   Stock dividend ...................................        301,601       3,252,980      (3,252,980)                             -

   Exercise of stock options ........................         43,843         186,268                                        186,268

   Employee stock purchase plan .....................          1,510          32,540                                         32,540
                                                           ---------    ------------   -------------    ------------   ------------

Balance, March 31, 2005 .............................      3,317,617    $ 37,552,570    $          -    $   (161,238)  $ 37,391,332

Balance, December 31, 2005 ..........................      4,954,210    $ 70,267,702    $  3,300,753    $   (253,910)  $ 73,314,545

   Net income for the period ........................                                      1,336,412                      1,336,412

   Other comprehensive loss
     net of tax benefit of $52,036
       Unrealized holding losses
         on securities available for sale ...........                                                        (92,015)       (92,015)
       Less reclassification adjustment for
       Gains included in net income, next of
          taxes of $10,928 ..........................                                                        (21,214)       (21,214)
                                                                                                                            -------

   Comprehensive income .............................                                                                     1,223,183

   Stock dividend ...................................        495,626       4,637,165      (4,637,165)

   Employee stock purchase plan .....................          2,049          38,316                                         38,316
                                                           ---------    ------------   -------------    ------------   ------------


Balance, March 31, 2006 .............................      5,451,885    $ 74,943,183   $           -    $   (367,139)  $ 74,576,044
                                                           =========    ============   =============    ============   ============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     For the three months ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                      2006                   2005
                                                                                                      ----                   ----
Operating activities
   Net income ............................................................................        $  1,336,412         $    888,640
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities
       (Increase) decrease in deferred income taxes ......................................            (430,384)             455,437
       Provision for loan losses .........................................................             319,223              171,255
       Depreciation and amortization .....................................................             144,292              169,840
       Discount accretion and premium amortization .......................................              (9,002)               9,239
       Gain on sale of securities ........................................................             (32,142)             (19,317)
       Gain on sale of property and equipment ............................................            (377,714)                   -
       Originations of loans held for sale ...............................................         (21,479,686)         (15,820,404)
       Proceeds from sales of loans held for sale ........................................          25,330,981           19,430,420
       (Increase) decrease in other assets ...............................................             971,726           (1,018,193)
       Decrease in other liabilities .....................................................          (1,271,943)            (602,313)
                                                                                                  ------------         ------------

         Net cash provided by operating activities .......................................           4,501,763            3,664,604
                                                                                                  ------------         ------------

Investing activities
   Sales (purchases) of Federal Home Loan Bank stock .....................................            (657,700)              93,000
   Purchases of investment securities available-for-sale .................................         (19,790,269)          (4,898,115)
   Sales, calls, and maturities of investment securities available-for-sale ..............             724,197            1,752,358
   Proceeds from sales of premises and equipment .........................................           1,672,504                    -
   Purchases of  premises and equipment ..................................................          (1,548,513)          (2,172,007)
   Net increase in loans .................................................................            (410,793)         (11,298,783)
                                                                                                  ------------         ------------

         Net cash used for investing activities ..........................................         (20,010,574)         (16,523,547)
                                                                                                  ------------         ------------

Financing activities
   Increase in borrowings ................................................................          10,052,443           (7,000,000)
   Proceeds from issuance of stock .......................................................              38,316              218,808
   Net increase in deposits ..............................................................          17,427,254           33,550,785
                                                                                                  ------------         ------------

         Net cash provided by financing activities .......................................          27,518,013           26,769,593
                                                                                                  ------------         ------------

         Increase in cash and cash equivalents ...........................................          12,009,202           13,910,650

Cash and cash equivalents, beginning of period ...........................................          31,341,737           16,089,273
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 43,350,939         $ 29,999,923
                                                                                                  ============         ============

Cash paid during the year for:
    Income taxes .........................................................................        $    508,214         $    428,300
    Interest .............................................................................        $  2,147,205         $  3,319,059


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

In April 2006 and April 2005, the Company declared ten percent stock dividends on the Company's common stock. The weighted average number of shares and all other share data has been restated for all periods presented to reflect these stock dividends.

Note 4 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140." This
Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Recently Issued Accounting Standards(continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Note 5- Commitments and Contingencies

During the first quarter of 2006 we entered into a contract for the construction of a branch facility in the Park West area of Mt. Pleasant. The contract price for the construction project is $1.4 million.

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the 2005 Annual Report on Form 10-K of Southcoast Financial Corporation. Results of operations for the period ending March 31, 2006 are not necessarily indicative of the results to be attained for any other period. All per share data in this discussion has been adjusted to reflect the 10% stock dividends declared in April 2006 and 2005.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations- continued

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

Results of Operations

The Company's net income for the three months ended March 31, 2006 was $1,336,412 or $0.25 per basic share, compared to $888,640 or $.25 per basic share, for the three months ended March 31, 2005. The earnings per share for March 31,2006 was based on 5,451,109 shares outstanding compared to 3,614,602 shares outstanding for the quarter ended March 31, 2005. The additional shares are the result of the stock offering completed in the fourth quarter of 2005.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $4,026,134 for the three months ended March 31, 2006, compared to $3,146,790 for the three months ended March 31, 2005.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.


Average earning assets for the three months ending March 31, 2006 increased 20.4 percent to $429.6 million from the $356.7 million reported for the three months ending March 31, 2005. The increase was mainly attributable to the increase in loans supported by a $39.3 million increase in average interest bearing liabilities and a $37.2 million increase in average equity. The increase in loans and average interest bearing liabilities resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts. The increase in average equity is mainly due to the stock offering completed in the fourth quarter of 2005.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued


The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2006 and 2005. The increase in net interest income is due to increased volume of earning assets, and a 22 basis point increase in the Company's net interest margin.

                                                         For the three months ended                   For the three months ended
                                                                March 31, 2006                               March 31, 2005
                                                                --------------                               --------------
                                                    Average        Income/     Yield/             Average        Income/     Yield/
                                                    Balance        Expense     Rate(1)            Balance        Expense     Rate(1)
                                                    -------        -------     -------            -------        -------     -------
Assets
   Federal funds sold ...................   $      9,544,356  $     105,191       4.41%   $     18,791,967  $     115,619      2.46%
   Investments - taxable ................         34,718,630        417,501       4.81          25,667,779        276,814      4.31
   Investments- non taxable .............          2,284,093         22,854       4.00             401,427          3,972      3.96
                                            ----------------  -------------               ----------------  -------------
     Total investments and
       Federal funds sold ...............         46,547,079        545,546       4.69          44,861,173        396,405      3.53
   Loans (2)(3) .........................        383,044,390      6,733,622       7.03         311,871,957      4,853,483      6.22
                                            ----------------  -------------               ----------------  -------------
     Total earning assets ...............        429,591,469      7,279,168       6.78         356,733,130      5,249,888      5.89
                                            ----------------  -------------               ----------------  -------------
     Other assets .......................         35,723,656                                    24,959,460
                                            ----------------                              ----------------
     Total assets .......................   $    465,315,125                              $    381,692,590
                                            ================                              ================
Liabilities
   Savings ..............................   $     53,361,647        212,286       1.59%   $     57,627,552        192,931      1.34
   Time deposits ........................        220,390,055      2,156,341       3.91         189,669,850      1,289,803      2.72
   Other borrowings .....................         55,021,969        512,476       3.73          52,444,444        452,732      3.45
   Subordinated debt ....................         21,655,000        371,931       6.87          11,345,000        167,632      5.91
                                            ----------------  -------------               ----------------  -------------
     Total interest bearing
       liabilities ......................        350,428,671      3,253,034       3.71         311,086,846      2,103,098      2.70
                                                              -------------                                 -------------
   Non-interest bearing
     liabilities ........................         40,925,740                                    33,887,264
                                            ----------------                              ----------------
     Total liabilities ..................        391,354,411      3,253,034       3.32         344,974,110      2,103,098      2.44
                                            ----------------  -------------               ----------------  -------------
   Shareholders' equity .................         73,960,714                                    36,718,480
                                            ----------------                              ----------------
     Total liabilities and
       shareholders' equity .............   $    465,315,125                              $    381,692,590
                                            ================                              ================
     Net interest
       income/margin (4) ................                     $   4,026,134       3.75%                     $   3,146,790      3.53%
                                                              =============                                 =============
      Net interest spread (5) ...........                                         3.07%                                        3.19%

(1)  Annualized
(2)  Does not include non-accruing loans.
(3)  Income includes loan fees of $321,920 in 2006 and $229,840 in 2005.
(4)  Net interest income divided by total interest earning assets.
(5) Total interest earning assets yield less total interest bearing liabilities rate.

As reflected above, for the three months ended March 31, 2006 the average yield on earning assets was 6.78 percent, while the average cost of interest bearing liabilities was 3.71 percent. For the three months ended March 31, 2005 the average yield on earning assets was 5.89 percent and the average cost of interest-bearing liabilities was 2.70 percent. The increase in the yield on

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

earning assets is attributable to the increases in market rates of interest and the percentage of higher yielding earning assets. The increase in the cost of interest bearing liabilities is caused by maturing lower yield certificates of deposits being replaced with higher yield certificates and increases in market rates of interest. The net interest margin for the three months ended March 31, 2006, was 3.75 percent compared to 3.53 percent for the three months ended March 31, 2005. The increase in the net interest margin is primarily attributable to the additional equity raised in the fourth quarter of 2005 and the favorable balance of interest bearing assets and liabilities that adjust with rate increases. The cost of total liabilities was 3.32 percent for the three months ended March 31, 2006 compared to 2.44 percent for the three months ended March 31, 2005.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                  Analysis of Changes in Net Interest Income
                                                                                   For the three months ended March 31, 2006
                                                                                  Versus three months ended March 31, 2005(1)
                                                                                  -------------------------------------------
                                                                                Volume                Rate              Net Change
                                                                                ------                ----              ----------
Interest income:

   Federal funds sold .............................................          $   (57,016)          $    46,588          $   (10,428)
   Investments - taxable ..........................................              108,867                31,820              140,687
   Investments - non taxable ......................................               18,383                   499               18,882
                                                                             -----------           -----------          -----------
     Total investments and federal funds sold .....................               70,234                78,907              149,141
     Net loans (2) ................................................            1,076,931               803,208            1,880,139
                                                                             -----------           -----------          -----------
     Total interest income ........................................            1,147,165               882,115            2,029,280
                                                                             -----------           -----------          -----------
Interest expense:
   Savings deposits ...............................................              (15,991)               35,346               19,355
   Time deposits ..................................................              205,190               661,348              866,538
   FHLB advances ..................................................               21,842                37,902               59,744
   Subordinated debt ..............................................              164,226                40,073              204,299
                                                                             -----------           -----------          -----------
     Total interest expense .......................................              375,267               774,669            1,149,936
                                                                             -----------           -----------          -----------
     Net interest income ..........................................          $   771,898           $   107,446          $   879,344
                                                                             ===========           ===========          ===========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2) Includes loan fees of $ 321,920 and $229,840 for the three months ended March 31, 2006 and 2005.

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2006 was $785,818, compared to $465,883 for the three months ended March 31, 2005. The increase is attributable to a combined $390,539 increase in gains on sale of property and equipment and gains on sales of securities, partially offset by a decrease of $55,061 on fees on loans sold and a $38,987 decrease in other income.

Noninterest expenses for the three months ended March 31, 2006 were $2,405,994, compared to $2,097,341 for the three months ended March 31, 2005. The increase of $308,653 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. These increases primarily relate to expenditures associated with the opening of the Dorchester branch in December 2005, as well as the increase in administrative staff to support the growth of the Company's operations.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within our Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 49.6% of total deposits as of March 31, 2006. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. Our Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. We also have a $5.3 million line of credit with the Bankers Bank of Atlanta and a $3.5 million line of credit with First Tennessee Bank. The Company is in the process of opening a new branch office in the Park West area of Mt. Pleasant. The total unexpended cost of this facility is $1.4 million. The funding of this office will come from normal operations. Management believes that our liquidity sources are adequate to meet our normal operating needs.

Loans

Commercial loans (most of which are incidentally secured with real estate) totaling $172.2 million made up 45.8 percent of the total loan portfolio as of March 31, 2006. Loans secured by real estate for construction and land development totaled $33.6 million, or 8.9 percent, of the portfolio while all other loans secured by real estate totaled $167.1 million, or 44.4 percent, of the total loan portfolio, as of March 31, 2006. Installment loans and other consumer loans to individuals comprised $3.4 million, or .9 percent, of the total loan portfolio. Total loans as of March 31, 2006 reflect only a slight increase over the December 31, 2005 balance. Growth during the quarter was negated by some unexpected payoffs. The allowance for loan losses was 1.21 percent of loans as of March 31, 2006, compared to 1.15 percent as of December 31, 2005. In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Bank's loan portfolio. At March 31, 2006, the Company did not have any loans 90 days delinquent and still accruing interest or any other real estate owned and had $491,000 of non-accruing loans. The majority of the non-accruing loans are secured by real estate. There were no loans that management had determined to be potential problem loans at March 31, 2006.

Deposits

Deposits increased $17.4 million during the first three months of 2006 to $329.0 million at March 31, 2006. The increase was attributable to several factors: non-interest bearing deposits increased $3.4 million and interest bearing checking and money market accounts and retail certificates increased $2.8 million during the first three months as a result of the continuing maturing of our bank's branches; and brokered deposits increased approximately $11.2 million because our Bank purchased some longer term deposits in anticipation of potentially higher interest rates.

Other Borrowings

Other borrowings include FHLBA advances(below) and repurchase agreements of $52,443. FHLBA Advances are collateralized by pledged FHLBA stock and certain residential mortgage loans. FHLBA advances are summarized as follows:

          Maturity                         Rate                    Balance
          --------                         ----                    -------

         June 2006                        5.00%               $    25,000,000
         September 2006                   2.91%                    10,000,000
         September 2008                   3.01%                    10,000,000
         June 2010                        4.31%                    11,000,000
         September 2010                   5.55%                     7,000,000
         February 2011                    4.31%                     4,500,000
         March 2013                       2.91%                     7,500,000
         June 2014                        3.92%                     2,000,000
                                                              ---------------

         Balance                                              $    77,000,000
                                                              ===============

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Junior Subordinated Debentures

In two separate transactions in 2002 and another transaction in 2005, we established Southcoast Capital Trusts I, II and III (the "Capital Trusts"), as non-consolidated subsidiaries. The Capital Trusts issued and sold a total of 21,655 floating rate securities, with $1,000 liquidation amount per security. Institutional buyers bought 21,000 of the floating rate securities denominated as preferred securities and we bought the other 655 floating rate securities which are denominated as common securities. The proceeds of those sales, $21.7 million, were used by the Capital Trusts to buy $21.7 million of junior subordinated debentures from us which are reported on our consolidated balance sheets. Our $655,000 investment in the common securities of the Capital Trusts is included in "Other assets" on our consolidated balance sheets. The preferred securities of the Capital Trusts totaling $21.7 million qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations. See Note 10 to the consolidated financial statements in our 2005 Form 10-K for more information about the terms of the junior subordinated debentures.

Capital Resources

The capital base for the Company increased by $1.2 million for the first three months of 2006, due to operating income, partially offset by unrealized losses on available-for-sale securities. The Company's tier one capital to average assets ratio was 13.05 percent as of March 31, 2006 compared to 13.64 percent as of December 31, 2005.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations and our junior subordinated debt in excess of 25% of our Tier 1 capital for Southcoast. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Southcoast and our Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of March 31, 2006, we and the bank exceeded our capital requirements levels as shown in the following table.

                                                                                         Capital Ratios
                                                                                         --------------
                                                                                         Well Capitalized     Adequately Capitalized
(Dollars in thousands)                                                Actual                Requirement             Requirement
                                                                      ------                -----------             -----------
                                                              Amount         Ratio     Amount         Ratio      Amount       Ratio
                                                              ------         -----     ------         -----      ------       -----
The Bank
  Total capital (to risk-weighted assets) .............      $ 50,438        15.12%   $ 33,359        10.00%   $ 26,687        8.00%
  Tier 1 capital (to risk-weighted assets) ............        46,439        13.92%     20,015         6.00%     13,343        4.00%
  Tier 1 capital (to average assets) ..................        46,439        10.41%     22,308         5.00%     17,847        4.00%
The Company
  Total capital (to risk-weighted assets) .............      $101,123        28.80%        N/A          N/A    $ 28,090        8.00%
  Tier 1 capital (to risk-weighted assets) ............        96,598        27.51%        N/A          N/A      14,045        4.00%
  Tier 1 capital (to average assets) ..................        96,598        20.76%        N/A          N/A      18,613        4.00%


Off Balance Sheet Risk

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet a contractual obligation to the third party. At March 31, 2006, we had issued commitments to extend credit of $47.4 million and standby letters of credit of $722,131 through various types of commercial lending arrangements. Approximately $39.3 million of these commitments to extend credit had variable rates.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Off Balance Sheet Risk- continued

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2006.

                                                                   After One    After Three
                                                                    Through       Through                  Greater
                                                    Within One       Three         Twelve     Within One     Than
                                                       Month        Months         Months        Year       One Year        Total
                                                       -----        ------         ------        ----       --------        -----
Unused commitments to extend credit ............   $ 2,807,446   $ 3,189,705   $17,934,439   $23,931,590   $23,460,761   $47,392,351
Standby letters of credit ......................        76,765       125,762       459,604       662,131        60,000       722,131
                                                   -----------   -----------   -----------   -----------   -----------   -----------

    Totals .....................................   $ 2,884,211   $ 3,315,467   $18,394,043   $24,593,721   $23,520,761   $48,114,482
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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 29, 2006. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4. - Controls and Procedures.

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





Date:    May 12, 2006           By:      s/L. Wayne Pearson
                                   ---------------------------------------------
                                   L. Wayne Pearson
                                   Chief Executive Officer



Date:    May 12, 2006            By:      s/Robert M. Scott
                                    --------------------------------------------
                                    Robert M. Scott
                                    Executive Vice President and Chief Financial
                                    Officer

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