Form 10-Q
period 2006-06-30
SOUTHCOAST FINANCIAL CORP
filed 2006-08-14
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

        X       QUARTERLY REPORT PURCHANT TO SECTION 13 OR 15(d)
      ------         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2006

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

                           530 Johnnie Dodds Boulevard
                       Mt. Pleasant, South Carolina 29464
                    (Address of principal executive offices)
                                   (Zip Code)
                                  843-884-0504
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       5,468,724 shares of common stock, no par value, as of July 31, 2006

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                     Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005....................................2

         Condensed Consolidated Statements of Income - Six months ended June 30, 2006 and 2005..........................3

         Condensed Consolidated Statements of Income - Three months ended June 30, 2006 and 2005........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2006 and 2005......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005......................6

Notes to Condensed Consolidated Financial Statements..................................................................7-8

Item 2.  Management's Discussion of Financial Condition and Results of Operations....................................9-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................18

Item 4.  Controls and Procedures.......................................................................................18

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................19

Item 4.  Submission of Matters to a vote of Security Holders...........................................................19

Item 6.  Exhibits......................................................................................................19

Signatures ............................................................................................................20

                        SOUTHCOAST FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                     June 30,           December 31,
                                                                                                       2006                2005
                                                                                                       ----                ----
                                                                                                   (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $  14,149,262        $  14,377,737
     Federal funds sold ..................................................................          11,682,000           16,964,000
                                                                                                 -------------        -------------
       Total cash and cash equivalents ...................................................          25,831,262           31,341,737
   Investment securities
     Available for sale ..................................................................          66,180,802           31,482,927
     Federal Home Loan Bank Stock, at cost ...............................................           3,927,800            3,720,100
                                                                                                 -------------        -------------
       Total investment securities .......................................................          70,108,602           35,203,027
   Loans held for sale ...................................................................           1,664,934            9,275,492
   Loans, net of allowance of $ 4,830,236 and $ 4,269,564 ................................         386,538,597          371,656,054
   Property and equipment, net ...........................................................          21,182,882           19,898,188
   Other assets ..........................................................................           9,256,172            9,224,867
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 514,582,449        $ 476,599,365
                                                                                                 =============        =============
Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  39,922,981        $  38,753,579
     Interest bearing ....................................................................         299,894,073          272,800,370
                                                                                                 -------------        -------------
       Total deposits ....................................................................         339,817,054          311,553,949

   Advances from Federal Home Loan Bank ..................................................          67,000,000           67,000,000
   Junior subordinated debentures ........................................................          21,655,000           21,655,000
   Repurchase agreements .................................................................           7,601,687                    -
   Other liabilities .....................................................................           2,624,480            3,075,871
                                                                                                 -------------        -------------
       Total liabilities .................................................................         438,698,221          403,284,820
                                                                                                 -------------        -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  5,466,517 shares
     outstanding at June 30, 2006 and 5,449,631 at December 31, 2005) ....................          75,249,433           70,267,702
   Retained earnings .....................................................................           1,479,243            3,300,753
   Accumulated other comprehensive loss ..................................................            (844,448)            (253,910)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................          75,884,228           73,314,545
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 514,582,449        $ 476,599,365
                                                                                                 =============        =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                      For the Six Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                     2006                    2005
                                                                                                     ----                    ----
 Interest income
   Loans, including fees .........................................................              $13,751,594              $ 9,963,133
   Investment securities .........................................................                1,195,322                  615,895
   Federal funds sold ............................................................                  262,864                  236,450
                                                                                                -----------              -----------
       Total interest income .....................................................               15,209,780               10,815,478
                                                                                                -----------              -----------
Interest expense
   Deposits and borrowings .......................................................                6,964,227                4,334,721
                                                                                                -----------              -----------
Net interest income ..............................................................                8,245,553                6,480,757
Provision for loan losses ........................................................                  624,883                  314,755
                                                                                                -----------              -----------
Net interest income after provision for loan losses ..............................                7,620,670                6,166,002
                                                                                                -----------              -----------
Noninterest income
   Service fees on deposit accounts ..............................................                  491,830                  445,384
   Fees on loans sold ............................................................                  155,216                  283,797
   Gain on sale of available for sale securities .................................                   39,095                   46,653
   Gain on sale of premises and equipment ........................................                  377,714                        -
   Presales fee on property under sales contract .................................                1,390,000                        -
   Other .........................................................................                  122,567                  140,993
                                                                                                -----------              -----------
       Total noninterest income ..................................................                2,576,422                  916,827
                                                                                                -----------              -----------
Noninterest expenses
   Salaries and employment benefits ..............................................                3,423,522                2,488,535
   Occupancy .....................................................................                  391,043                  340,044
   Furniture and equipment .......................................................                  502,281                  376,323
   Advertising and public relations ..............................................                  165,304                  126,062
   Professional fees .............................................................                  180,701                  179,107
   Travel and entertainment ......................................................                  157,493                  143,038
   Telephone, postage and supplies ...............................................                  199,248                  166,394
   Other operating expenses ......................................................                  617,588                  499,881
                                                                                                -----------              -----------
       Total noninterest expenses ................................................                5,637,180                4,319,384
                                                                                                -----------              -----------
Income before income taxes .......................................................                4,559,912                2,763,445
Income tax .......................................................................                1,744,257                  921,361
                                                                                                -----------              -----------
Net income .......................................................................              $ 2,815,655              $ 1,842,084
                                                                                                ===========              ===========
Basic net income per common share* ...............................................              $       .52              $       .51
Diluted net income per common share* .............................................              $       .52              $       .50
Weighted average shares outstanding*
   Basic .........................................................................                5,452,100                3,642,156
   Diluted .......................................................................                5,457,386                3,647,879

*Share and per share amounts have been adjusted to give effect to 10% stock dividends issued in 2006 and 2005.

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                    For the Three Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                    2006                     2005
                                                                                                    ----                     ----
Interest income
   Loans, including fees .........................................................               $7,017,972               $5,109,650
   Investment securities .........................................................                  754,967                  335,109
   Federal funds sold ............................................................                  157,673                  120,831
                                                                                                 ----------               ----------
       Total interest income .....................................................                7,930,612                5,565,590
                                                                                                 ----------               ----------
Interest expense
   Deposits and borrowings .......................................................                3,711,193                2,231,623
                                                                                                 ----------               ----------
Net interest income ..............................................................                4,219,419                3,333,967
Provision for loan losses ........................................................                  305,660                  143,500
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                3,913,759                3,190,467
                                                                                                 ----------               ----------
Noninterest income
   Service fees on deposit accounts ..............................................                  246,401                  223,399
   Fees on loans sold ............................................................                   62,289                  135,809
   Gain on sale of available for sale securities .................................                    6,953                   27,336
   Presales fee on property under sales contract .................................                1,390,000                        -
   Other .........................................................................                   84,961                   64,400
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                1,790,604                  450,944
                                                                                                 ----------               ----------
Noninterest expenses
   Salaries and employment benefits ..............................................                1,946,188                1,232,470
   Occupancy .....................................................................                  209,889                  174,120
   Furniture and equipment .......................................................                  295,591                  198,679
   Advertising and public relations ..............................................                   90,470                   77,091
   Professional fees .............................................................                  111,170                  116,921
   Travel and entertainment ......................................................                   93,460                   74,941
   Telephone, postage and supplies ...............................................                  109,727                   73,021
   Other operating expenses ......................................................                  374,691                  274,800
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                3,231,186                2,222,043
                                                                                                 ----------               ----------
Income before income taxes .......................................................                2,473,177                1,419,368
Income tax .......................................................................                  993,934                  465,924
                                                                                                 ----------               ----------
Net income .......................................................................               $1,479,243               $  953,444
                                                                                                 ==========               ==========
Basic net income per common share* ...............................................               $      .27               $      .26
Diluted net income per common share* .............................................               $      .27               $      .26
Weighted average shares outstanding*
   Basic .........................................................................                5,453,091                3,665,022
   Diluted .......................................................................                5,458,392                3,671,478

*Share and per share amounts have been adjusted to give effect to 10% stock dividends issued in 2006 and 2005.

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

       Condensed Consolidated Statement of Changes in Shareholders' Equity
                 For the six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                          other
                                                                Common Stock                          comprehensive
                                                                ------------            Retained          income
                                                         Shares         Amount          earnings          (loss)          Total
                                                         ------         ------          --------          ------          -----
Balance, December 31, 2004 .....................       2,970,663     $ 34,080,782     $  2,364,340     $    125,627     $ 36,570,749

   Net income for the period ...................                                         1,842,084                        1,842,084

   Other comprehensive loss, net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                           (102,309)       (102,309)
                                                                                                                       ------------

   Comprehensive income ........................                                                                          1,739,775

   Stock dividend ..............................         302,988        3,252,980       (3,252,980)                               -

   Exercise of stock options ...................          49,116          233,590                                           233,590

   Employee stock purchase plan ................           3,151           67,051                                            67,051

   Sale of stock ...............................           8,350          202,738                                           202,738
                                                    ------------     ------------     ------------     ------------    ------------

Balance, June 30, 2005 .........................       3,334,268     $ 37,837,141     $    953,444     $     23,318    $ 38,813,903
                                                    ============     ============     ============     ============    ============

Balance, December 31, 2005 .....................       4,954,210     $ 70,267,702     $  3,300,753     $   (253,910)   $ 73,314,545

   Net income for the period ...................                                         2,815,655                        2,815,655

   Other comprehensive loss, net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                           (590,538)       (590,538)
                                                                                                                       ------------

   Comprehensive income ........................                                                                          2,225,117

   Stock dividend ..............................         495,843        4,637,165       (4,637,165)                               -

   Employee stock purchase plan ................           3,638           70,731                                            70,731

   Issuance of common stock ....................          12,826          273,835                                           273,835
                                                    ------------     ------------     ------------     ------------     ------------

Balance, June 30, 2006 .........................       5,466,517     $ 75,249,433     $  1,479,243     $   (844,448)    $ 75,884,228
                                                    ============     ============     ============     ============     ============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     For the six months ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                       2006                  2005
                                                                                                       ----                  ----
Operating activities
   Net income ............................................................................        $  2,815,655         $  1,842,084
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities
       Decrease in deferred income taxes .................................................           1,042,067              921,361
       Provision for loan losses .........................................................             624,883              314,755
       Depreciation and amortization .....................................................             406,848              342,712
       Discount accretion and premium amortization .......................................             (15,029)             (25,051)
       Gain on sale of securities ........................................................             (39,095)             (46,653)
       Gain on sale of property and equipment ............................................            (377,714)                   -
       Originations of loans held for sale ...............................................         (54,133,888)         (26,651,408)
     Proceeds from sales of loans held for sale ..........................................          61,744,446           33,485,059
       Increase in other assets ..........................................................            (825,111)          (1,767,001)
       Decrease in other liabilities .....................................................            (451,391)            (833,875)
                                                                                                  ------------         ------------

         Net cash provided by operating activities .......................................          10,791,671            7,581,983
                                                                                                  ------------         ------------

Investing activities
   Purchases of Federal Home Loan Bank stock .............................................            (207,700)             (87,000)
   Purchases of investment securities available-for-sale .................................         (52,828,634)          (8,287,527)
   Sales, calls, and maturities of investment securities available-for-sale ..............          17,306,990            4,993,176
   Proceeds from sales of premises and equipment .........................................           1,672,504                    -
   Purchases of  premises and equipment ..................................................          (2,986,332)          (3,289,912)
   Net increase in loans .................................................................         (15,507,426)         (22,642,385)
                                                                                                  ------------         ------------

         Net cash used for investing activities ..........................................         (52,550,598)         (29,313,648)
                                                                                                  ------------         ------------

Financing activities
   Increase(decrease) in borrowings ......................................................           7,601,687           (3,000,000)
   Proceeds from issuances of stock ......................................................             344,566              503,379
   Net increase in deposits ..............................................................          28,263,105           47,331,343
                                                                                                  ------------         ------------

         Net cash provided by financing activities .......................................          36,209,358           44,834,722
                                                                                                  ------------         ------------

         Increase in cash and cash equivalents ...........................................          12,009,202           23,103,157

Cash and cash equivalents, beginning of period ...........................................          31,341,737           16,089,273
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 43,350,939         $ 39,192,430
                                                                                                  ============         ============

Cash paid during the year for:
    Income taxes .........................................................................        $  1,552,111         $    974,602
    Interest .............................................................................        $  6,649,329         $  4,053,794

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Note 4 - Recently Issued Accounting Standards- (continued)

as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.


Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Note 5 - Commitments and Contingencies

During the first quarter of 2006 we entered into contracts with several vendors for the construction and upfitting of a branch facility in the Park West area of Mt. Pleasant. The contract amounts aggregated $1.7 million. At June 30, 2006, our remaining commitment under these contracts was $1.6 million.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the 2005 Annual Report on Form 10-K of Southcoast Financial Corporation. Results of operations for the period ending June 30, 2006 are not necessarily indicative of the results to be attained for any other period. All per share data in this discussion reflects the 10% stock dividends declared in April 2006 and 2005.

                           FORWARD- LOOKING STATEMENTS

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o lack of sustained growth in the economy of the Greater Charleston area;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o the failure of assumptions underlying the establishment of allowance for loan losses and other estimates; o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in this report and in any other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations- continued

Results of Operations

The Company's net income for the six months ended June 30, 2006 was $ 2,815,655 or $ .52 per basic share, compared to $1,842,084 or $.51 per basic share, for the six months ended June 30, 2005. The average number of shares for the six months ending June 30, 2006 was 5,452,100 compared to 3,642,156 for the period ending June 30, 2005.

The Company's net income for the three months ended June 30, 2006 was $ 1,479,243 or $.27 per basic share, compared to $953,444 or $.26 per basic share, for the three months ended June 30, 2005. The average number of shares for the quarter ending June 30, 2006 was 5,453,091 compared to 3,665,022 for the quarter ending June 30, 2005.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $ 8,245,553 for the six months ended June 30, 2006, compared to $6,480,757 for the six months ended June 30, 2005.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2006 increased 22.7 percent to $441.2 million from the $359.7 million reported for the six months ending June 30, 2005. The increase was mainly attributable to an increase in loans largely supported by a $ 48.7 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2006 and 2005. The increase in net interest income is due to the increased volume of interest earning assets in excess of the increased volume in interest bearing liabilities. The excess of growth in interest earning assets over the growth in interest bearing liabilities is also a reason for the 17 basis point increase in the Company's net interest margin.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                                For the six months ended           For the six months ended
                                                                     June 30, 2006                        June 30, 2005
                                                                     -------------                        -------------
                                                       Average         Income/      Yield/      Average        Income/   Yield/
                                                       Balance         Expense      Rate(1)     Balance        Expense   Rate(1)
                                                       -------         -------      -------     -------        -------   -------
Assets
   Federal funds sold ..........................    $ 11,454,497   $    262,864      4.63%   $ 17,782,405  $    236,450    2.66%
   Investments .................................      49,444,436      1,195,322      4.88      28,339,192       615,895    4.35
                                                    ------------   ------------              ------------  ------------
      Total investments and
       federal funds sold ......................      60,898,933      1,458,186      4.83      46,121,597       852,345    3.70
   Loans (2) (3) ...............................     380,302,156     13,751,594      7.29     313,542,437     9,963,133    6.36
                                                    ------------   ------------              ------------  ------------
     Total earning assets ......................     441,201,089     15,209,780      6.95     359,664,034    10,815,478    6.01
                                                                   ------------                            ------------
     Other assets ..............................      35,938,137                               25,510,938
                                                    ------------                             ------------
     Total assets ..............................    $477,139,226                             $385,174,972
                                                    ============                             ============
Liabilities
   Savings .....................................    $ 53,070,321        429,713      1.63    $ 63,014,914       462,612    1.48
   Time Deposits ...............................     224,372,831      4,601,607      4.14     183,928,099     2,622,735    2.88
   Other borrowings ............................      59,290,240      1,162,171      3.95      51,425,448       898,528    3.52
   Subordinated Debt ...........................      21,655,000        770,736      7.18      11,345,000       350,846    6.24
                                                    ------------   ------------              ------------  ------------
     Total interest bearing liabilities ........     358,388,392      6,964,227      3.92     309,713,461     4,334,721    2.80
                                                                   ------------                            ------------
   Non-interest bearing liabilities ............      44,151,448                               37,917,626
                                                    ------------                             ------------
     Total liabilities .........................     402,539,840      6,964,227      3.49     347,631,087     4,334,721    2.49
                                                                   ------------                            ------------
   Equity ......................................      74,599,386                               37,543,885
                                                    ------------                             ------------
     Total liabilities and equity ..............    $477,139,226                             $385,174,972
                                                    ============                             ============
     Net interest
       income/margin (4) .......................                   $  8,245,553      3.77                  $  6,480,757    3.60
                                                                   ============                            ============
     Net interest spread (5) ...................                                     3.03%                                3.21%

(1)  Annualized
(2)  Does not include non- accruing loans.
(3)  Income includes loan fees of $719,810 in 2006 and $566,059 in 2005.
(4)  Net interest income divided by total earning assets.
(5)  Total interest earning assets yield less interest bearing liabilities rate.

As reflected above, for the six months ended June 30, 2006 the average yield on earning assets was 6.95 percent, while the average cost of interest bearing liabilities was 3.92 percent. For the six months ended June 30, 2005 the average yield on earning assets was 6.01 percent and the average cost of interest-bearing liabilities was 2.80 percent. The increase in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate increases over the last year. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the six months ended June 30, 2006 was 3.77 percent compared to 3.60 percent for the six months ended June 30, 2005. The increase in the net interest margin is primarily attributable to an increase in average earning assets of $81.5 million between the two periods, compared to a corresponding increase of only $48.7 million in average interest bearing liabilities between the two periods. The cost of total liabilities was 3.49 percent for the six months ended June 30, 2006 compared to 2.49 percent for the six months ended June 30, 2005.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of  Operations  - continued

Net  Interest  Income -  continued

Average earning assets for the three months ending June 30, 2006 increased 24.9 percent to $ 452.8 million from the $362.6 million reported for the three months ending June 30, 2005. The increase was mainly attributable to the increases in loans and investments supported by a $58.4 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, and the Company's marketing efforts.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended June 30, 2006 and 2005. The increase in net interest income is due to the increased volume of interest earning assets in excess of the increased volume in interest bearing liabilities. The excess of growth in interest earning assets over the growth in interest bearing liabilities is also a reason for the 6 basis point increase in the Company's net interest margin.

                                                              For the three months ended          For the three months ended
                                                                     June 30, 2006                         June 30, 2005
                                                                     -------------                         -------------
                                                         Average         Income/   Yield/       Average         Income/       Yield/
                                                         Balance         Expense   Rate(1)      Balance         Expense      Rate(1)
                                                         -------         -------   -------      -------         -------      -------
Assets
   Federal funds sold ...........................    $ 13,364,638   $    157,673   4.73%   $   16,772,844    $    120,831      2.88%
   Investments ..................................      61,886,148        754,967   4.89        30,609,177         335,109      4.38
                                                     ------------   ------------           --------------    ------------
     Total investments and
       federal funds sold .......................      75,250,786        912,640   4.86        47,382,021         455,940      3.85
   Loans (2) (3) ................................     377,559,922      7,017,972   7.46       315,212,917       5,109,650      6.48
                                                     ------------   ------------           --------------    ------------
     Total earning assets .......................     452,810,708      7,930,612   7.02       362,594,938       5,565,590      6.14
                                                                    ------------                             ------------
     Other assets ...............................      36,152,618                              26,062,417
                                                     ------------                            ------------
     Total assets ...............................    $488,963,326                            $388,657,355
                                                     ============                            ============
Liabilities
   Savings ......................................    $ 52,778,995        217,427   1.65   $    68,402,276         269,681      1.58
   Time Deposits ................................     228,355,607      2,445,266   4.30       177,732,928       1,332,932      3.01
   Other Borrowings .............................      63,558,511        649,695   4.10        50,406,452         445,796      3.55
   Subordinated Debt ............................      21,655,000        398,805   7.39        11,345,000         183,214      6.48
                                                     ------------   ------------           --------------    ------------
     Total interest bearing liabilities .........     366,348,113      3,711,193   4.06       307,886,656       2,231,623      2.90
                                                                    ------------                             ------------
   Non-interest bearing liabilities .............      47,377,155                              42,401,407
                                                     ------------                            ------------
     Total liabilities ..........................     413,725,268      3,711,193   3.60       350,288,063       2,231,623      2.55
                                                                    ------------                             ------------      ----
   Equity .......................................      75,238,058                              38,369,292
                                                     ------------                            ------------
     Total liabilities and equity ...............    $488,963,326                            $388,657,355
                                                     ============                            ============
     Net interest income/margin (4) .............                   $  4,219,419   3.74                      $  3,333,967      3.68
                                                                    ============                             ============
     Net interest spread (5) ....................                                  2.96%                                       3.24%

(1)  Annualized
(2)  Does not include non- accruing loans.
(3)  Income includes loan fees of $397,850 in 2006 and $336,219 in 2005.
(4)  Net interest income divided by total earning assets.
(5)  Total interest earning assets yield less interest bearing liabilities rate.

As reflected above, for the three months ended June 30, 2006 the average yield on earning assets was 7.02 percent, while the average cost of interest bearing liabilities was 4.06 percent. For the three months ended June 30, 2005 the average yield on earning assets was 6.14 percent and the average cost of interest-bearing liabilities was 2.90 percent. The increase in the yield on

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate increases over the last year and the maturing of lower rate certificates of deposits. The net interest margin for the three months ended June 30, 2006 was 3.74 percent compared to 3.68 percent for the three months ended June 30, 2005. The increase in net interest margin is primarily attributable to an increase in average earning assets of $90.2 million between the two periods compared to a corresponding increase of only $58.5 million in average interest bearing liabilities between the two periods. The cost of total liabilities was 3.60 percent for the three months ended June 30, 2006, compared to 2.55 percent for the three months ended June 30, 2005.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                     Analysis of Changes in Net Interest Income
                                                                                        For the six months ended June 30, 2006
                                                                                      Versus six months ended June 30, 2005(1)
                                                                                      ----------------------------------------
                                                                                   Volume                Rate            Net Change
                                                                                   ------                ----            ----------
Interest income:
       Federal funds sold ............................................         $   (84,141)         $   110,555         $    26,414
       Investments - taxable .........................................             402,030              124,393             526,423
       Investments - non taxable .....................................              51,855                1,149              53,004
                                                                               -----------          -----------          ----------
         Total investments and federal funds sold ....................             369,744              236,097             605,841
Net loans (2) ........................................................           2,121,359            1,667,102           3,788,461
                                                                               -----------          -----------          ----------
Total interest income ................................................           2,491,103            1,903,199           4,394,302

Interest expense:
        Savings deposits .............................................             (73,006)              40,107             (32,899)
        Time Deposits ................................................             576,723            1,402,149           1,978,872
        Other borrowings .............................................             133,215              130,428             263,643
        Subordinated debt ............................................             318,838              101,052             419,890
                                                                               -----------          -----------         -----------
Total interest expense ...............................................             955,770            1,673,736           2,629,506
                                                                               -----------          -----------         -----------
Net interest income ..................................................         $ 1,535,332          $   229,463         $ 1,764,795
                                                                               ===========          ===========         ===========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2)  Income includes loan fees of $719,810 in 2006 and $566,059 in 2005.

                        SOUTHCOAST FINANCIAL CORPORATION


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                                                    Analysis of Changes in Net Interest Income
                                                                                     For the three months ended June 30, 2006
                                                                                    Versus three months ended June 30, 2005(1)
                                                                                    ------------------------------------------
                                                                                  Volume               Rate             Net Change
                                                                                  ------               ----             ----------

Interest income:
       Federal funds sold ...........................................         $   (21,855)         $    58,697          $    36,842
       Investments - taxable ........................................             268,943              120,765              389,708
       Investments - non taxable ....................................              59,310              (29,160)              30,150
                                                                              -----------          -----------          -----------
         Total investments and federal funds sold ...................             306,398              150,302              456,700
Net loans (2) .......................................................             899,594            1,008,728            1,908,322
                                                                              -----------          -----------          -----------
         Total interest income ......................................           1,205,992            1,159,030            2,365,022

Interest expense:
        Savings deposits ............................................             (54,827)               2,573              (52,254)
        Time Deposits ...............................................             337,932              774,402            1,112,334
        Other borrowings ............................................             103,535              100,364              203,899
        Subordinated debt ...........................................             148,203               67,388              215,591
                                                                              -----------          -----------          -----------
Total interest expense ..............................................             534,843              944,727            1,479,570
                                                                              -----------          -----------          -----------
Net interest income .................................................         $   671,149          $   214,303          $   885,452
                                                                              ===========          ===========          ===========


(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Income includes loan fees of $397,850 in 2006 and $336,219 in 2005.

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2006 was $ 2,576,422 compared to $916,827 for the six months ended June 30, 2005. Included in the current year's noninterest income is a $1,390,000 presales fee on a parcel of our property currently under contract to be sold in the fourth quarter of 2007. The fee is not applicable to the purchase price of the property in question and is nonrefundable in the event the sale does not occur. Although the Company has reported income in a number of recent periods related to sales of excess real estate and may continue to do so in future periods, the number and amounts of such transactions are likely to be irregular and shareholders should not expect to see such transactions or resulting income in each future period. Also included in this year's noninterest income is a $377,714 gain on the sale of premises and equipment related to a sale of real estate. These items, combined with a decrease of $128,581 in fees on loans sold due to a slowdown in mortgage originations, substantially account for the difference in noninterest income between the two periods.

Noninterest expenses for the six months ended June 30, 2006 were $ 5,637,180, compared to $4,319,384 for the six months ended June 30, 2005. The increase of $1,317,796 is mainly attributable to increases in salaries and benefits of $934,987 and combined increases of $176,957 for furniture and equipment and occupancy expenses. These increases primarily relate to expenditures associated with the staffing, depreciation, and furnishing expenses associated with the opening of the Dorchester Road branch in December 2005 and the Operations Center in March 2006. The increased number of administrative staff associated with the Company's growth and salary increases to existing employees are also factors included in the increased salaries and benefit expenses.

Noninterest income for the three months ended June 30, 2006 was $ 1,790,604 compared to $450,944 for the three months ended June 30, 2005. The increase is primarily attributable to the aforementioned pre-sales fee of $1,390,000.

Noninterest expenses for the three months ended June 30, 2006 were $ 3,231,186, compared to $2,222,043 for the three months ended June 30, 2005. The increase of $1,009,143 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and occupancy expenses. These increases are attributable to the same factors cited in the six months ended noninterest expense discussion.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 43.7% of total deposits as of June 30, 2006. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. The Company also has a $5.3 million line of credit with the Bankers Bank of Atlanta and a $3.5 million line of credit with First Tennessee Bank. The Company is in the process of opening a new branch office in the Park West area of Mt. Pleasant. The remaining unexpended contract costs of this facility is $1.6 million. The funding of this office will come from normal operations. Management believes that the Company's liquidity sources are adequate to meet normal operating needs.

Loans

Nonfarm, nonresidential real estate loans made up 19 percent of the total loan portfolio as of June 30, 2006, totaling $ 74.5 million. Loans secured by real estate for construction and land development totaled $ 106.2 million, or 27 percent of the portfolio while all other loans secured by real estate totaled $
178.5 million or 46 percent of the total loan portfolio, as of June 30, 2006. Commercial and industrial loans comprised $29.8 million, or 8% of the total loan portfolio. Installment loans and other consumer loans to individuals comprised $
2.3 million or less than 1 percent of the total loan portfolio. The allowance for loan losses was 1.23 percent of loans as of June 30, 2006, compared to 1.14 percent as of December 31, 2005. In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in the loan portfolio. At June 30, 2006, the Company had $120,000 in loans 90 days delinquent and still accruing interest and $2.2 million of nonaccrual loans. The Company had no other real estate owned at this date. The majority of the non-accruing loans are secured by real estate.

Deposits

Deposits increased $ 28.2 million during the first six months of 2006 to $ 339.8 million at June 30, 2006. The increase was attributable to several factors. Noninterest bearing deposits increased $ 1.2 million and interest bearing transaction accounts increased by $2.2 million during the first six months as a result of the continuing growth and maturity of the branches. Certificates of deposit from retail customers increased approximately $ 2.8 million during the first six months, largely as the result of a six month certificate of deposit special offered during the second quarter of 2006. Money market and savings accounts experienced a slight decline in balance of approximately $300,000, likely caused by the unchanged advertised rates for these accounts during a rising rate environment. Brokered and wholesale deposits increased $22.3 million due to the Company's anticipation of rising interest rates for the short term, and the competitiveness of the local market for retail certificates of deposit.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Other Borrowings

Other borrowings include FHLBA advances (below) and repurchase agreements of $7,601,687. FHLBA Advances are collateralized by pledged FHLBA stock and certain residential mortgage loans. FHLBA advances are summarized as follows:

            Maturity                      Rate              Balance
            --------                      ----              -------

           June 2007                     5.00%          $    15,000,000
           September 2006                2.91%               10,000,000
           September 2008                3.01%               10,000,000
           June 2007                     5.37%                5,500,000
           June 2008                     5.40%                5,500,000
           September 2010                5.55%                7,000,000
           February 2011                 4.31%                4,500,000
           March 2013                    2.91%                7,500,000
           June 2014                     3.92%                2,000,000
                                                        ---------------

           Balance                                      $    67,000,000
                                                        ===============

Junior Subordinated Debentures

In two separate transactions in 2002 and another transaction in 2005, we established Southcoast Capital Trusts I, II and III (the "Capital Trusts"), as non-consolidated subsidiaries. The Capital Trusts issued and sold a total of 21,655 floating rate securities, with $1,000 liquidation amount per security. Institutional buyers bought 21,000 of the floating rate securities denominated as preferred securities and we bought the other 655 floating rate securities which are denominated as common securities. The proceeds of those sales, $21.7 million, were used by the Capital Trusts to buy $21.7 million of junior subordinated debentures from us which are reported on our consolidated balance sheets. Our $655,000 investment in the common securities of the Capital Trusts is included in "Other assets" on our consolidated balance sheets. The preferred securities of the Capital Trusts totaling $21.0 million qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations. See Note 10 to the consolidated financial statements in our 2005 Form 10-K for more information about the terms of the junior subordinated debentures.

Capital Resources

The capital base for the Company increased by $2.6 million for the first six months of 2006, due to operating income, the issuance of stock for the purchase of Charlestowne Mortgage, and the capital raised through the Employee Stock Purchase Plan, offset by unrealized losses on available for sale securities. The Company's tier one capital to average asset ratio was 20.61 percent as of June 30, 2006 compared to 21.36 percent as of December 31, 2005.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations and the Bank's junior subordinated debt in excess of 25% of the Bank's Tier 1 capital for Southcoast. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Southcoast and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of June 30, 2006, the Company and the bank exceeded the capital requirements levels as shown in the following table.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Capital Resources - (continued)

                                                                                                                  Capital Ratios
                                                                                        Well Capitalized      Adequately Capitalized
(Dollars in thousands)                                              Actual                  Requirement             Requirement
                                                                    ------                  -----------             -----------
                                                              Amount         Ratio      Amount         Ratio      Amount       Ratio
                                                              ------         -----      ------         -----      ------       -----
The Bank
  Total capital (to risk-weighted assets) .............      $ 51,619        14.59%   $ 35,387        10.00%   $ 28,310        8.00%
  Tier 1 capital (to risk-weighted assets) ............        47,195        13.34      21,232         6.00      14,155        4.00
  Tier 1 capital (to average assets) ..................        47,195        10.03      25,538         5.00      18,830        4.00
The Company
  Total capital (to risk-weighted assets) .............      $103,081        27.44%        N/A          N/A      30,053        8.00%
  Tier 1 capital (to risk-weighted assets) ............        98,384        26.19%        N/A          N/A      15,026        4.00%
  Tier 1 capital (to average assets) ..................        98,384        20.61%        N/A          N/A      19,091        4.00%

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2006, the Company had issued commitments to extend credit of $47,235,000 and standby letters of credit of $700,000 through various types of commercial lending arrangements. Approximately $39,299,000 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2006.

                                                                     After One    After Three
                                                                      Through       Through                   Greater
                                                      Within One       Three        Twelve     Within One       Than
(Dollars in thousands)                                   Month         Months        Months       Year         One Year       Total
                                                         -----         ------        ------       ----         --------       -----
Unused commitments to extend credit ............       $ 2,668       $ 4,225       $18,598       $25,491       $21,744       $47,235
Standby letters of credit ......................           177           315           208           700             -           700
                                                       -------       -------       -------       -------       -------       -------
    Totals .....................................       $ 2,845       $ 4,540       $18,806       $26,191       $21,744       $47,935
                                                       =======       =======       =======       =======       =======       =======

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown. Further, through its various sources of liquidity, the Company believes it will be able to fund these obligation as they arise. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the company's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

                        SOUTHCOAST FINANCIAL CORPORATION


PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2006, the Company issued 12,826 shares of its common stock with an aggregate market value of $273,835 as consideration for the purchase of the assets of Charles Towne Mortgage Corporation of Mount Pleasant and Charles Towne Credit Corporation. Issuance of the shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof because no public offering was involved.

Item 4. Submission of Matters to a vote of Security Holders

The Company held its annual meeting of shareholders on April 7, 2006, and two matters were voted upon. The first matter voted on at the annual meeting was the election of directors with results as follows:

Director elected to serve                          Authority    Broker
a three year term                     For          Withheld     non-votes
-----------------                     ---          --------     ---------
Tommy B. Baker                     2,364,465        56,149        -

Stephen F. Hutchinson              2,381,280        39,334        -

William A. Coates                  2,383,142        37,472        -


The following directors were not voted on at the annual meeting and continue to serve until the years indicated: L. Wayne Pearson - 2008; Robert M. Scott - 2008; Paul D. Hollen III- 2008; James H. Sexton, Jr. - 2008; and James P. Smith
- 2008.

The second matter voted on was the adoption of the 2005 Employee Stock Purchase Plan. Results of the vote were as follows:

                                                                     Broker
                         For            Against      Abstaining    non-votes
                         ---            -------      ----------    ---------

                      2,295,216        123,974          -            -

Item 6.  Exhibits

10-1 Description of employment agreement with William C. Heslop (incorporated by reference to Item 5.02 (c) of Form 8-K filed May 15, 2006).

10-2 Employment  agreement  between  the Company and William C. Heslop

31-1 Rule 13a-14(a) Certifications of CEO

31-2 Rule 13a-14(a) Certifications of CFO

32   Section 1350 Certification

                        SOUTHCOAST FINANCIAL CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         s/L. Wayne Pearson
Date:    August 14, 2006              By:---------------------------------------
                                         L. Wayne Pearson
                                         Chief Executive Officer


                                          s/William C. Heslop
Date:    August 14, 2006             By: ---------------------------------------
                                          William C. Heslop
                                          Chief Financial Officer

Exhibit Index

10-1      Description   of   employment   agreement   with   William  C.  Heslop
          (incorporated  by reference to Item 5.02 (c) of Form 8-K filed May 15,
          2006).

10-2      Employment Agreement between the Company and William C. Heslop

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