Form 10-Q
period 2006-09-30
SOUTHCOAST FINANCIAL CORP
filed 2006-11-14
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

  X
-----           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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

     5,470,316 shares of common stock, no par value, as of October 31, 2006

                        SOUTHCOAST FINANCIAL CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
                                                                                                                   --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005...............................2

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2006 and 2005 and three months ended September 30, 2006 and 2005...........................................................3

         Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2006 and 2005................................................................4

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005................5

Notes to Condensed Consolidated Financial Statements..................................................................6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................8-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................17

Item 4.  Controls and Procedures.......................................................................................17

PART II - OTHER INFORMATION

Item 6.  Exhibits .....................................................................................................17

Signatures ............................................................................................................18

Exhibit Index .........................................................................................................19

                        SOUTHCOAST FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                    September 30,       December 31,
                                                                                                        2006                2005
                                                                                                        ----                ----
                                                                                                     (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks ..............................................................       $  14,073,651       $  14,377,737
     Federal funds sold ...................................................................           2,775,000          16,964,000
                                                                                                  -------------       -------------
       Total cash and cash equivalents ....................................................          16,848,651
                                                                                                                         31,341,737
   Investment securities
     Available for sale ...................................................................          59,779,146          31,482,927
     Federal Home Loan Bank Stock, at cost ................................................           3,522,800           3,720,100
                                                                                                  -------------       -------------
       Total investment securities ........................................................          63,301,946          35,203,027
   Loans held for sale ....................................................................             582,000           9,275,492
   Loans, net of allowance of $ 4,395,778 and $ 4,269,564 .................................         370,644,154         371,656,054
   Property and equipment, net ............................................................          23,251,811          19,898,188
   Other assets ...........................................................................           9,298,951           9,224,867
                                                                                                  -------------       -------------
       Total assets .......................................................................       $ 483,927,513       $ 476,599,365
                                                                                                  =============       =============

Liabilities
   Deposits
     Noninterest-bearing ..................................................................       $  39,756,150       $  38,753,579
     Interest bearing .....................................................................         281,743,476         272,800,370
                                                                                                  -------------       -------------
       Total deposits .....................................................................         321,499,626         311,553,949
   Advances from Federal Home Loan Bank ...................................................          58,000,000          67,000,000
   Junior subordinated debentures .........................................................          21,655,000          21,655,000
   Repurchase agreements ..................................................................           1,575,092                   -

   Other liabilities ......................................................................           3,343,563           3,075,871
                                                                                                  -------------       -------------
       Total liabilities ..................................................................         406,073,281         403,284,820
                                                                                                  -------------       -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  5,468,724 shares
     outstanding at September 30, 2006 and 5,449,631 at December 31, 2005) ................          75,287,019          70,267,702
   Retained earnings ......................................................................           2,536,279           3,300,753
   Accumulated other comprehensive loss ...................................................              30,934            (253,910)
                                                                                                  -------------       -------------
       Total shareholders' equity .........................................................          77,854,232          73,314,545
                                                                                                  -------------       -------------
       Total liabilities and shareholders' equity .........................................       $ 483,927,513       $ 476,599,365
                                                                                                  =============       =============


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                     For the Nine months ended           For the Three months ended
                                                                           September 30,                        September 30,
                                                                           -------------                        -------------
                                                                      2006              2005                2006             2005
                                                                      ----              ----                ----             ----
Interest income
   Loans, including fees ...................................       $20,952,717       $15,799,169       $ 7,106,293       $ 5,836,036
   Investment securities ...................................         2,113,996           939,296           918,674           323,401
   Federal funds sold ......................................           322,324           267,709            59,460            31,259
                                                                   -----------       -----------       -----------       -----------
       Total interest income ...............................        23,389,037        17,006,174         8,084,427         6,190,696
                                                                   -----------       -----------       -----------       -----------
Interest expense
   Deposits and borrowings .................................        11,106,217         6,932,889         4,141,990         2,598,168
                                                                   -----------       -----------       -----------       -----------
Net interest income ........................................        12,282,820        10,073,285         3,942,437         3,592,528
    Provision for loan losses ..............................           722,465           579,755            97,582           265,000
                                                                   -----------       -----------       -----------       -----------
Net interest income after provision
   for loan losses .........................................        11,560,355         9,493,530         3,844,855         3,327,528
                                                                   -----------       -----------       -----------       -----------
Noninterest income
   Service fees on deposit accounts ........................           721,323           672,300           229,493           226,916
   Fees on loans sold ......................................           257,633           417,246           102,417           133,449
   Gain on sale of available for sale securities ...........            88,128            79,794            49,033            33,141
   Gain on sale of premises and equipment ..................           377,714                 -                 -                 -
   Presales fee on property under sales contract ...........         1,390,000                 -                 -                 -
   Other ...................................................           294,026           207,370           266,289            66,377
                                                                   -----------       -----------       -----------       -----------
       Total noninterest income ............................         3,128,824         1,376,710           647,232           459,883
                                                                   -----------       -----------       -----------       -----------
Noninterest expenses
   Salaries and employment benefits ........................         4,890,341         3,896,213         1,466,819         1,407,678
   Occupancy ...............................................           641,927           458,437           250,884           118,393
   Furniture and equipment .................................           774,543           537,382           272,262           161,059
   Advertising and public relations ........................           257,712           189,737            92,408            63,675
   Professional fees .......................................           350,134           280,336           169,433           101,229
   Travel and entertainment ................................           328,997           201,312           171,504            58,274
   Telephone, postage and supplies .........................           324,984           244,839           125,736            78,445
   Other operating expenses ................................           891,066           740,011           273,478           240,130
                                                                   -----------       -----------       -----------       -----------
       Total noninterest expenses ..........................         8,459,704         6,548,267         2,822,524         2,228,883
                                                                   -----------       -----------       -----------       -----------
Income before income taxes .................................         6,229,475         4,321,973         1,669,563         1,558,528
    Income tax .............................................         2,356,784         1,445,528           612,527           524,167
                                                                   -----------       -----------       -----------       -----------
Net income .................................................       $ 3,872,691       $ 2,876,445       $ 1,057,036       $ 1,034,361
                                                                   ===========       ===========       ===========       ===========
Basic net income per common share ..........................       $      0.72       $      0.79       $      0.19       $      0.28
Diluted net income per common share ........................       $      0.72       $      0.79       $      0.19       $      0.28
Weighted average shares outstanding
   Basic ...................................................         5,347,180         3,650,886         5,468,724         3,668,345
   Diluted .................................................         5,352,222         3,657,513         5,473,251         3,674,897


*Share and per share amounts have been adjusted to give effect to 10% stock dividends issued in 2006 and 2005.

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                            and Comprehensive Income
             For the nine months ending September 30, 2006 and 2005
                                   (Unaudited)

                                                                                                    Accumulated
                                                                                                       other
                                                      Common Stock                                 comprehensive
                                                      ------------                 Retained            income
                                                 Shares           Amount           earnings            (loss)           Total
                                                 ------           ------           --------            ------           -----
Balance, December 31, 2004 .................   2,970,663     $  34,080,782      $   2,364,340       $   125,627     $  36,570,749

   Net income for the period ...............                                        2,876,445                           2,876,445

   Other comprehensive income
     net of tax,
       Unrealized holding losses
        on securities available for sale ...                                                           (165,562)         (165,562)
                                                                                                                    -------------

   Comprehensive income ....................                                                                            2,710,883

   Stock dividend ..........................     302,988         3,252,980         (3,252,980)                                  -

   Exercise of stock options ...............      49,116           233,590                                                233,590

   Employee stock purchase plan ............       4,962           101,659                                                101,659

   Issuance of common stock ................       8,350           202,738                                                202,738
                                               ---------     -------------      -------------       -----------     -------------

Balance, September 30, 2005 ................   3,336,079     $  37,871,749      $   1,987,805       $   (39,935)    $  39,819,619
                                               =========     =============      =============       ===========     =============

Balance, December 31, 2005 .................   4,954,210     $  70,267,702      $   3,300,753       $  (253,910)    $  73,314,545

   Net income for the period ...............                                        3,872,691                           3,872,691

   Other comprehensive income ..............
     net of tax,
       Unrealized holding gains
        on securities available for sale ...                                                            284,844           284,844
                                                                                                                    -------------

   Comprehensive income ....................                                                                            4,157,535

   Stock dividend ..........................     495,843         4,637,165         (4,637,165)                                  -

   Employee stock purchase plan ............       5,845           108,317                                                108,317

   Issuance of common stock ................      12,826           273,835                                                273,835
                                               ---------     -------------      -------------       -----------     -------------

Balance, September 30, 2006 ................   5,468,724     $  75,287,019      $   2,536,279       $    30,934     $  77,854,232
                                               =========     =============      =============       ===========     =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      For the nine months ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                       2006                  2005
                                                                                                       ----                  ----
Operating activities
   Net income ............................................................................        $  3,872,691         $  2,876,445
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
       Decrease(increase) in deferred income taxes .......................................             835,629             (863,343)
       Provision for loan losses .........................................................             722,465              579,755
       Depreciation and amortization .....................................................             640,375              443,181
       Discount accretion and premium amortization .......................................            (100,988)              (7,363)
       Gain on sale of securities ........................................................             (88,128)             (79,794)
       Gain on sale of property and equipment ............................................            (377,714)                   -
       Originations of loans held for sale ...............................................         (77,159,768)         (45,435,182)
       Proceeds from sales of loans held for sale ........................................          85,853,260           47,281,314
       Increase in other assets ..........................................................          (1,114,920)          (2,712,758)
       Increase(decrease) in other liabilities ...........................................             267,692             (153,814)
                                                                                                  ------------         ------------

         Net cash provided by operating activities .......................................          13,350,594            1,928,441
                                                                                                  ------------         ------------

Investing activities
   (Purchases) sales of Federal Home Loan Bank stock .....................................             197,300             (357,000)
   Purchases of investment securities available-for-sale .................................         (53,203,846)         (18,119,128)
   Sales, calls, and maturities of investment securities available-for-sale ..............          25,586,794            9,217,284
   Proceeds from sales of premises and equipment .........................................           1,001,298                    -
   Purchases of premises and equipment ...................................................          (4,617,582)          (4,348,991)
   Net (increase) decrease in loans ......................................................             289,435          (47,979,374)
                                                                                                  ------------         ------------

         Net cash used for investing activities ..........................................         (30,746,601)         (61,587,209)
                                                                                                  ------------         ------------

Financing activities
   Increase(decrease) in borrowings ......................................................          (7,424,908)           3,000,000
   Increase in junior subordinated debentures ............................................                   -           10,310,000
   Proceeds from issuances of stock ......................................................             382,152              537,987
   Net increase in deposits ..............................................................           9,945,677           45,341,206
                                                                                                  ------------         ------------

         Net cash provided by financing activities .......................................           2,902,921           59,189,193
                                                                                                  ------------         ------------

         Increase(decrease) in cash and cash equivalents .................................         (14,493,086)             469,575

Cash and cash equivalents, beginning of period ...........................................          31,341,737           16,089,273
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 16,848,651         $ 16,558,848
                                                                                                  ============         ============

Cash paid during the year for:
    Income taxes .........................................................................        $  2,919,325         $  2,522,402
    Interest .............................................................................        $ 10,308,453         $  6,757,401


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

Note 5 - Commitments and Contingencies

During 2006 we entered into contracts with several vendors for the construction and upfitting of a branch facility in the Park West area of Mt. Pleasant and the renovation of a leased facility on Sam Rittenberg Boulevard in the West Ashley area. The contract amounts aggregated $1.7 million. At September 30, 2006, our remaining commitment under these contracts was $1.3 million.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the 2005 Annual Report on Form 10-K of Southcoast Financial Corporation. Results of operations for the period ending September 30, 2006 are not necessarily indicative of the results to be attained for any other period. All per share data in this discussion has been adjusted to reflect the 10% stock dividends declared in April 2006 and 2005.

                           FORWARD- LOOKING STATEMENTS

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economy of the  Greater  Charleston area;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in this report and in any other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations- continued

Results of Operations

The Company's net income for the nine months ended September 30, 2006 was $3,872,691 or $0.72 per basic share, compared to $2,876,445 or $.79 per basic share, for the nine months ended September 30, 2005. The reduction in per share income is the result of the issuance of 1,610,000 shares of common stock in the fourth quarter of 2005.

The Company's net income for the three months ended September 30, 2006 was $1,057,036 or $0.19 per basic share, compared to $1,034,361 or $.28 per basic share, for the three months ended September 30, 2005. The reduction in per share income is the result of the issuance of 1,610,000 shares of common stock in the fourth quarter of 2005.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was
$12,282,820 for the nine months ended September 30, 2006, compared to $10,073,285 for the nine months ended September 30, 2005.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average  earning assets for the nine months ending  September 30, 2006 increased
22.2 percent to $ 445.9 million from the $365.0 million reported for the nine months ending September 30, 2005. The increase was mainly attributable to the $57.0 million increase in loans supported by an increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, the Company's marketing efforts, and alternative funding sources, as well as the proceeds of the 2005 stock offering.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2006 and 2005. The increase in net interest income is due to increased volume of earning assets and the proceeds of the stock offering, leading to a 2 basis point increase in the Company's net interest margin.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                         For the nine months ended                     For the nine months ended
                                                             September 30, 2006                            September 30, 2005
                                                             ------------------                            ------------------
                                                    Average        Income/     Yield/             Average        Income/     Yield/
                                                    Balance        Expense     Rate(1)            Balance        Expense     Rate(1)
                                                    -------        -------     -------            -------        -------     -------
Assets
   Federal funds sold .......................   $  9,105,608     $  322,324      4.73%        $ 12,976,883    $    267,709     2.75
   Investments- taxable .....................     52,629,941      1,993,485      5.06           28,342,348         924,507     4.35
   Investments- non taxable (2) .............      3,995,623        163,895      5.48              499,100          20,113     5.37
                                                ------------     ----------                   ------------    ------------

     Total investments and ..................     65,731,172      2,479,704      5.04           41,818,331       1,212,329     3.87
       Federal funds sold
   Loans (3) (4) ............................    380,182,844     20,952,717      7.37          323,222,207      15,799,169     6.52
                                                ------------    -----------                   ------------    ------------
     Total earning assets ...................    445,914,016     23,432,421      7.03          365,040,538      17,011,498     6.21
                                                                -----------                                   ------------
   Other assets .............................     37,409,471                                    27,029,265
                                               -------------                                  ------------
     Total assets ...........................  $ 483,323,487                                  $392,069,803
                                               =============                                  ============
Liabilities
   Savings and
       transaction accounts .................  $  52,837,210       $665,889      1.68         $ 59,626,683        630,481      1.41
   Time deposits ............................    228,435,634      7,332,370      4.29          187,946,334      4,259,678      3.02
   Other borrowings .........................     61,972,791      1,905,364      4.11           53,464,388      1,411,032      3.52
   Subordinated debt ........................     21,655,000      1,202,594      7.42           13,497,637        631,698      6.24
                                               -------------    -----------                   ------------    -----------
     Total interest bearing
       liabilities ..........................    364,900,635     11,106,217      4.07          314,535,042      6,932,889      2.94
                                                                -----------                                   -----------
   Non-interest bearing
     liabilities ............................     42,837,851                                    39,435,860
                                               -------------                                  ------------
     Total liabilities ......................    407,738,486     11,106,217      3.64          353,970,902      6,932,889      2.61
                                                                -----------                                   -----------
   Shareholders' equity .....................     75,585,000                                    38,098,901
                                               -------------                                  ------------
     Total liabilities and
       shareholders' equity .................  $ 483,323,486                                  $392,069,803
                                               =============                                  ============
     Net interest
       income/margin (5) ....................                 $  12,326,204      3.70%                        $10,078,609      3.68%
                                                              =============                                   ===========
     Net interest spread (6) ................                                    2.96%                                         3.27%

(1)  Annualized
(2)  Tax equivalent  yield for nontaxable  investments  assuming a 36% tax rate.
(3)  Does not include non-accruing loans
(4)  Includes loan fees of $1,002,602 in 2006 and $1,034,700 in 2005.
(5)  Net interest income divided by total interest earning assets.
(6) Total interest earning assets yield less total interest bearing liabilities rate.

As reflected above, for the nine months ended September 30, 2006 the average yield on earning assets was 7.03 percent, while the average cost of interest bearing liabilities was 4.07 percent. For the nine months ended September 30, 2005 the average yield on earning assets was 6.21 percent and the average cost of interest-bearing liabilities was 2.94 percent. The increase in the yield on earning assets is attributable to the rise in market rates of interest over the last year. The increase in the cost of interest bearing liabilities is a result of maturing lower yield certificates and other borrowings being replaced by higher yield certificates and other borrowings and the increases in market interest rates over the last year. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the nine months ended September 30, 2006 was 3.70 percent compared to 3.68 percent for the nine months ended September 30, 2005. The margin increased 2 basis points between the two periods despite a 113 basis point increase in rates on interest bearing liabilities from 2.94% to 4.07% between the two periods, as compared with an increase of only 82 basis points in rates on interest earning assets from 6.21% to 7.03%. The mitigating factor responsible for limiting the decline in margin was the increase in earning assets funded by the $32.3 million in net

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

funds raised by the secondary stock offering completed in the fourth quarter of 2005. The cost of total liabilities was 3.64 percent for the nine months ended September 30, 2006 compared to 2.61 percent for the nine months ended September 30, 2005.

Average earning assets for the three months ending  September 30, 2006 increased
21.2 percent to $455.3 million from the $375.8 million reported for the three months ending September 30, 2005. The increase was mainly attributable to the increase in loans supported by a $53.7 million increase in average interest bearing liabilities which resulted from the continued growth of the Charleston market area, growth in the Company's branches, the Company's marketing efforts, alternative funding sources, as well as the proceeds of the 2005 stock offering.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended September 30, 2006 and 2005. The increase in net interest income is due to increased volume of earning assets, partially offset by a 36 basis point decrease in the Company's net interest margin.

                                                        For the three months ended                    For the three months ended
                                                             September 30, 2006                            September 30, 2005
                                                             ------------------                            ------------------
                                                    Average        Income/     Yield/             Average        Income/     Yield/
                                                    Balance        Expense     Rate(1)            Balance        Expense     Rate(1)
                                                    -------        -------     -------            -------        -------     -------
Assets
   Federal funds sold .....................    $   4,407,830    $    59,460      5.35%     $     3,365,837    $    31,259      3.71%
   Investments - taxable ..................       65,068,941        859,099      5.24           29,153,704        316,544      4.34
   Investments- non taxable(2) ............        5,918,879        102,959      6.90              692,258          9,326      5.39
                                               -------------    -----------                ---------------    -----------
     Total investments and ................       75,395,650      1,021,518      5.38           33,211,799        357,129      4.27
       Federal funds sold
   Loans (3)(4) ...........................      379,944,220      7,106,293      7.42          342,581,748      5,836,036      6.81
                                               -------------    -----------                ---------------    -----------
     Total earning assets .................      455,339,870      8,127,811      7.08          375,793,547      6,193,165      6.59
                                                                -----------                                   -----------
     Other assets .........................       40,352,137                                    30,065,920
                                               -------------                               ---------------
     Total assets .........................    $ 495,692,007                               $   405,859,467
                                               =============                               ===============
Liabilities
   Savings and
       transaction accounts ...............    $  52,370,989    $   236,176     1.79%      $    52,850,006    $   167,869      1.27%
   Time deposits ..........................      236,561,240      2,730,763     4.58           195,982,804      1,636,943      3.34
   FHLB advances ..........................       67,337,893        743,193     4.38            57,542,268        512,504      3.56
   Subordinated debt ......................       21,655,000        431,858     7.91            17,802,912        280,852      6.31
                                               -------------    -----------                ---------------    -----------
     Total interest bearing
       liabilities ........................      377,925,122      4,141,990     4.35           324,177,990      2,598,168      3.21
                                                                -----------                                   -----------
   Non-interest bearing
     liabilities ..........................       40,210,658                                    42,472,547
                                               -------------                               ---------------
     Total liabilities ....................      418,135,780      4,141,990     3.93           366,650,537     2,598,168       2.83
                                                                -----------                                   ----------
   Shareholders' equity ...................       77,556,227                                    39,208,930
                                               -------------                               ---------------
     Total liabilities and
       shareholders' equity ...............    $ 495,692,007                               $   405,859,467
                                               =============                               ===============
     Net interest
       income/margin (5) ..................                     $3,985,821     3.47%                          $3,594,997       3.83%
                                                                ==========                                    ==========
     Net interest spread (6) ..............                                    2.73%                                           3.38%

(1)  Annualized
(2)  Tax equivalent yield for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non-accruing loans.
(4)  Includes loan fees of $282,792 in 2006 and $417,631 in 2005.
(5)  Net interest income divided by total interest earning assets.
(6) Total interest earning assets yield less total interest bearing liabilities rate.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

As reflected above, for the three months ended September 30, 2006 the average yield on earning assets was 7.08 percent, while the average cost of interest bearing liabilities was 4.35 percent. For the three months ended September 30, 2005 the average yield on earning assets was 6.59 percent and the average cost of interest-bearing liabilities was 3.21 percent. The increase in the yield on earning assets is attributable to the increases in market rates of interest over the last 12 months. The increase in the cost of interest bearing liabilities is a result of maturing lower yield certificates of deposits and other borrowings being replaced with higher yield certificates and other borrowings and increases in market rates of interest. The net interest margin for the three months ended September 30, 2006, was 3.47 percent compared to 3.83 percent for the three months ended September 30, 2005. The decrease in the net interest margin is primarily attributable to the maturities of lower priced retail and brokered time deposits and other borrowings during the third quarter. These time deposits and other borrowings were replaced with deposits and other borrowings bearing much higher interest rates, and the increase in average rates paid on interest bearing liabilities was 114 basis points between the two quarters, as compared to an increase of only 49 basis points yield on interest earning assets. This compression of the net interest margin was partially offset by the $32.3 million of net proceeds from the 2005 stock offering. The cost of total liabilities was
3.93 percent for the three months ended September 30, 2006 compared to 2.83 percent for the three months ended September 30, 2005.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                              Analysis of Changes in Net Interest Income
                                                                            For the nine months ended September 30, 2006
                                                                         Versus nine months ended September 30, 2005 (1)
                                                                         -----------------------------------------------
                                                                           Volume               Rate           Net Change
                                                                           ------               ----           ----------
Interest income:
   Federal funds sold .........................................      $     (79,644)     $     134,259       $      54,615
   Investments - taxable ......................................            790,073            278,905           1,068,978
   Investments - non taxable ..................................            140,519              3,263             143,782
                                                                     -------------      -------------       -------------
     Total investments and federal funds sold .................            850,948            416,427           1,267,375

     Net loans(2) .............................................          2,776,621          2,376,927           5,153,548
                                                                     -------------      -------------       -------------
     Total interest income ....................................          3,627,569          2,793,354           6,420,923
                                                                     -------------      -------------       -------------

Interest Expense:

   Savings and transaction accounts ...........................            (71,594)           107,002              35,408
   Time deposits ..............................................            915,149          2,157,543           3,072,692
   FHLB advances ..............................................            178,619            315,713             494,332
   Subordinated debt ..........................................            380,724            190,172             570,896
                                                                     -------------      -------------       -------------

     Total interest expense ...................................          1,402,898          2,770,430           4,173,328
                                                                     -------------      -------------       -------------
     Net interest income ......................................      $   2,224,671      $      22,924       $   2,247,595
                                                                     =============      =============       =============

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                                              Analysis of Changes in Net Interest Income
                                                                           For the three months ended September 30, 2006
                                                                         Versus three months ended September 30, 2005(1)
                                                                         -----------------------------------------------
                                                                           Volume               Rate           Net Change
                                                                           ------               ----           ----------
Interest income:

   Federal funds sold ...........................................    $       9,757      $      18,444       $      28,201
   Investments - taxable ........................................          393,164            149,391             542,555
   Investments - non taxable ....................................           70,987             22,646              93,633
                                                                     -------------      -------------       -------------
     Total investments and federal funds sold ...................          473,908            190,481             664,389
     Net loans (2) ..............................................          641,718            723,368           1,365,086
                                                                     -------------      -------------       -------------
     Total interest income ......................................        1,115,626            913,849           2,029,475
                                                                     -------------      -------------       -------------
Interest expense:
   Savings and transaction accounts .............................           (1,534)            69,841              68,307
   Time deposits ................................................          341,716            752,104           1,043,820
   FHLB advances ................................................           45,896            184,793             230,689
   Subordinated debt ............................................           61,269             89,737             151,006
                                                                     -------------      -------------       -------------
     Total interest expense .....................................          447,347          1,096,475           1,543,822
                                                                     -------------      -------------       -------------
     Net interest income ........................................    $     668,279      $    (182,626)      $     485,653
                                                                     =============      ==============      =============

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2) Includes loan fees of $1,002,602 and $1,034,700 for the nine months ended September 30, 2006 and 2005 and $282,792 and $417,631 for the three months ended September 30, 2006 and 2005.

Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2006 was $3,128,824 compared to $1,376,710 for the nine months ended September 30, 2005. The increase is largely attributable to two non-regularly recurring transactions. The first is receipt of a $1,390,000 presales fee on a parcel of our property currently under contract to be sold in the fourth quarter of 2007. The fee is not applicable to the purchase price of the property and is nonrefundable in the event the sale does not occur. The second non-regularly recurring transaction is a $377,714 gain on the sale of premises and equipment related to a sale of real estate. Although the Company has reported income in a number of recent periods related to sales of excess real estate and may continue to do so in future periods, the number and amounts of such transactions are likely to be irregular and shareholders should not expect such transactions or resulting income in each future period.

Noninterest expenses for the nine months ended September 30, 2006 were $ 8,459,704, compared to $6,548,267 for the nine months ended September 30, 2005. The increase of $ 1,911,437 is attributable to the increased overhead created by the opening of our Operations Center in March 2006 and our Dorchester Road branch in December 2005, as well as additional overhead attributable to the business of Charlestowne Mortgage, which was acquired on June 30th of this year. We have also incurred additional staffing and consulting expenses in preparation for compliance with Sarbanes Oxley Section 404. Our advertising and public relations and travel and entertainment expenses have increased as a result of our entry into the Hilton Head marketplace and our continued efforts to expand our local market share in and around Charleston.

Noninterest income for the three months ended September 30, 2006 was $647,232, compared to $459,883 for the quarter ended September 30, 2005. This increase is mainly attributable to a $117,647 dividend we received on shares we own in a mezzanine financing investment fund. We have held a $500,000 equity stake in this fund for several years, but this is the first time we have received a dividend on our investment.

Noninterest expenses for the three months ended September 30, 2006 were $2,822,524, compared to $2,228,883 for the three months ended September 30, 2005. The increase of $593,641 is mainly attributable to increases in salaries and benefits, furniture and equipment expense and administrative expenses. The reasons for the increases are essentially the same as those for the nine month periods discussed above.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within our bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to $142.0 million, or 44.1% of total deposits as of September 30, 2006. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. Our Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. We also have a $15 million line of credit with the Bankers Bank of Atlanta and a $10 million line of credit with First Tennessee Bank. We are in the process of opening two new branch offices. The total unexpended cost of these facilities is $1.3 million. The funding for these offices will come from normal operations. Management believes that our liquidity sources are adequate to meet our normal operating needs.

Loans

Nonfarm, nonresidential loans totaling $79.0 million made up 21.1% of total loans at September 30, 2006. Construction and land development loans totaled
98.4 million, or 26.2% of the loan portfolio. All other real estate loans (primarily mortgage loans) comprised $165.5 million, or 44.1% of the portfolio. Commercial and industrial loans totaled $29.0 million, or 7.7% of total loans. Finally, installment and consumer loans totaled $3.2 million, or 0.9% of total loans. The allowance for loan losses was 1.17% of total loans as of September 30, 2006, compared to 1.14% as of December 31, 2005. In management's opinion, the allowance for loan losses is adequate to absorb anticipated losses inherent in our bank's loan portfolio. At September 30, 2006, the Company did not have any loans 90 days delinquent and still accruing interest or any other real estate owned and had $1.4 million of non-accruing loans. The majority of non-accruing loans are secured by real estate. There were no other loans that management had determined to be potential problem loans at September 30, 2006. The following tables provide a year to date analysis of activity within the allowance for loan losses and an allocation for the allowance for loan losses between the various loan categories:

Balance at December 31, 2005 ..............................   $4,269,564
Current Year Loan Loss Provision ..........................      722,465
Charge- offs:
     Domestic:
       Commercial, financial, and agricultural ............     (568,418)
       Installment loans to individuals ...................      (28,065)
     Foreign: .............................................            -
Recoveries:
       Installment loans to individuals ...................          232
                                                              ----------
Balance at September 30, 2006 .............................    4,395,778

                                                                                                    Allowance For Loan
                                                                                                    Loss Allocation as a
Balance at End of Period Applicable to:        (in thousands)                       Amount          Percentage of the whole
                                                                                    ------          -----------------------
Domestic:
  Commercial, financial, and agricultural .......................................    $1,831                41.7%
  Real estate- construction .....................................................       984                22.4
  Real estate- mortgage .........................................................     1,468                33.4
    Installment loans to individuals and all other domestic loans ...............        93                 2.1
Foreign .........................................................................         0                   -
Unallocated .....................................................................        20                 0.4
                                                                                     ------               -----
Total ...........................................................................    $4,396               100.0
                                                                                     ======

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Deposits

Deposits increased $9.9 million during the first nine months of 2006 to $321.5 million at September 30, 2006. The increase was primarily attributable to an increase of $14.1 million in brokered and wholesale deposits, as well as an increase of $1.0 million in noninterest bearing deposits. These increases were offset by decreases in interest bearing transaction, savings, and retail certificate accounts totaling $5.2 million.

Other Borrowings

Other   borrowings   include  FHLBA  advances.   Advances  from  the  FHLBA  are
collateralized by FHLBA stock and pledges of certain residential mortgage loans. At September 30, 2006 FHLBA advances are summarized as follows:

            Maturity                    Rate                  Balance
            --------                    ----                  -------

           June 2007                   5.37%             $     5,500,000
           July 2007                   5.48%                  16,000,000
           June 2008                   5.40%                   5,500,000
           September 2010              5.55%                   7,000,000
           February 2011               5.40%                   4,500,000
           March 2013                  2.91%                   7,500,000
           September 2013              4.84%                  10,000,000
           June 2014                   3.92%                   2,000,000
                                                         ---------------

              Balance                                    $    58,000,000
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

Capital Resources

Our Company's capital base increased by $4.5 million for the first nine months of 2006, due to operating income, capital raised through the Employee Stock Purchase Plan, and unrealized holding gains, net of tax, on available-for-sale securities. Our Company's Tier 1 capital to average assets ratio was 20.62 percent as of September 30, 2006 compared to 21.36 percent as of December 31, 2005.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations and our junior subordinated debt in excess of 25% of our Tier 1 capital. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. We and our bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of September 30, 2006, we and the bank exceeded our capital requirements levels as shown in the following table.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Capital Resources- continued

                                                                                      Capital Ratios
                                                                                      --------------
                                                                                      Well Capitalized      Adequately Capitalized
(Dollars in thousands)                                             Actual               Requirement                Requirement
                                                                   ------               -----------                -----------
                                                            Amount      Ratio         Amount     Ratio          Amount       Ratio
                                                            ------      -----         ------     -----          ------       -----
The Bank
  Total capital (to risk-weighted assets) ..........      $ 52,851      15.42%      $ 34,281     10.00%       $ 27,425       8.00%
  Tier 1 capital (to risk-weighted assets) .........        48,762      14.22%        20,569      6.00%         13,713       4.00%
  Tier 1 capital (to average assets) ...............        48,762      10.21%        23,878      5.00%         19,102       4.00%
The Company
  Total capital (to risk-weighted assets) ..........      $103,937      28.86%           N/A       N/A        $ 28,810       8.00%
  Tier 1 capital (to risk-weighted assets) .........        99,541      27.64%           N/A       N/A          14,405       4.00%
   Tier 1 capital (to average assets) ..............        99,541      20.62%           N/A       N/A          19,313       4.00%

Off Balance Sheet Risk

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that it will not suffer a loss if our customer fails to meet a contractual obligation to the third party. At September 30, 2006, we had issued commitments to extend credit of $43.3 million and standby letters of credit of $523,471 through various types of commercial lending arrangements. Approximately $34.5 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2006.

                                                    After One       After Three
                                                     Through          Through                             Greater
                                   Within One         Three           Twelve        Within One             Than
                                      Month          Months           Months            Year             One Year           Total
                                      -----          ------           ------            ----             --------           -----
Unused commitments
   to extend credit ............  $ 1,008,393     $ 2,091,514     $ 20,474,879     $  23,574,786      $ 19,692,436     $  43,267,222
Standby letters of credit ......            -          69,601          453,870           523,471                 -           523,471
                                  -----------     -----------     ------------     -------------      ------------     -------------

    Totals .....................  $ 1,008,393     $ 2,161,115     $ 20,928,749     $  24,098,257      $ 19,692,436     $  43,790,693
                                  ===========     ===========     ============     =============      ============     =============

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown. Further, through our various sources of liquidity, we believe that we will be able to fund these obligations as they arise.

We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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





Date:    November 14, 2006                  By: s/L. Wayne Pearson
                                               ---------------------------------
                                                L. Wayne Pearson
                                                Chief Executive Officer



Date:    November 14, 2006                  By: s/William C. Heslop
                                               ---------------------------------
                                                William C. Heslop
                                                Senior Vice President and Chief
                                                Financial Officer

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