Form 10-K
period 2006-12-31
SOUTHCOAST FINANCIAL CORP
filed 2007-03-16
CIK 1083689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006                  File Number 0-25933

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

     Title of each of class:         Name of each exchange on which registered:

     Common Stock, No Par Value                NASDAQ Global Market

      Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

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

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         The aggregate market value of the Common Stock held by non-affiliates on June 30, 2006, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $104,030,864. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As  of  February  28,  2007,   there  were  5,207,466   shares  of  the
Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................      2
Item 1A  Risk Factors ...................................................      9
Item 1B  Unresolved Staff Comments ......................................     12
Item 2   Properties .....................................................     12
Item 3   Legal Proceedings ..............................................     12
Item 4   Submission of Matters to a Vote of Security Holders ............     12
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ............     13
Item 6   Selected Financial Data ........................................     13
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operation ...........................     13
Item 7A  Quantitative and Qualitative Disclosures
           About Market Risk ............................................     13
Item 8   Financial Statements and Supplementary Data ....................     13
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     13
Item 9A  Controls and Procedures ........................................     14
Item 9B  Other Information ..............................................     16
                                    Part III
Item 10  Directors and Executive Officers of the Registrant .............     16
Item 11  Executive Compensation .........................................     16
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     16
Item 13  Certain Relationships and Related Transactions .................     17
                                     Part IV
Item 14  Principal Accountant Fees and Services..........................     17
Item 15  Exhibits and Financial Statement Schedules .....................     17

          CAUTIONARY NOTICE WITH RESPECT TO FORWARD-LOOKING STATEMENTS

         This Report on Form 10-K contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements."

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

         All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict,"
"could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economies of the  Company's  market areas;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

         The Bank is a South Carolina state bank incorporated in June, 1998, which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant, Charleston, Moncks Corner, Johns Island, Summerville, Goose Creek and North Charleston, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant; a second Mt. Pleasant office is located at 602 Coleman Boulevard; the Charleston offices are located at 802 Savannah Highway and 1654 Sam Rittenberg Boulevard; the Moncks Corner office is located at 337 East Main Street; the Johns Island office is located at 2753 Maybank Highway; the Summerville office is located at 302 N. Main Street; the Goose Creek office is located at 597 Old Mount Holly Road; and the North Charleston office is located at 8420 Dorchester Road. Charlestowne Mortgage, the Company's mortgage business, is located at 21-F Gamecock Avenue in Charleston.

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

         The Bank makes loans secured by real estate mortgages that are usually for the acquisition, improvement or construction and development of residential and other properties. Residential real estate loans consist primarily of first and second mortgage loans on single family homes, with some mortgage loans on multifamily homes. Loan-to-value ratios for these loans are generally limited to 80%. Non-farm, non-residential loans are secured by business and commercial properties usually acquired using the loan proceeds. Loan-to-value ratios on these loans are also generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

         Real estate construction loans typically consist of financing the construction of 1-4 family dwellings and some non-farm, non-residential real estate. Usually, loan-to-value ratios for these loans are limited to 80% and permanent financing commitments are required prior to the advancement of loan proceeds.

         Management believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans made to any particular individuals, industries or groups of related individuals or industries, and no foreign loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in the Bank's service areas within Charleston, Dorchester and Berkeley Counties of South Carolina. The economy of these areas is diversified and does not depend on any single industry or group of related industries. Approximately 91% of loans are secured by real estate located in those three counties or other coastal areas of South Carolina.

         Other services the Bank offers include residential mortgage loan origination services, safe deposit boxes, business courier service, night depository service, telephone banking, VISA and MasterCard brand credit cards, tax deposits, travelers checks and 24-hour automated teller machines. The ATMs are part of the Pulse, Cirrus, Maestro and Jeanie networks.

         At March 1, 2007, the Bank employed 115 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

     The Bank competes in the Charleston MSA. As of June 30, 2006, 26 banks, savings and loans, and savings banks with 175 branch locations competed in the Charleston MSA. As of June 30, 2006, the Bank held 4.64% of total deposits in the MSA of $8.1 billion.

         Banks generally compete with other financial institutions through the products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. Furthermore, out-of-state banks may commence operations and compete in the Bank's primary service area. Many large banking organizations, several of which are controlled by out-of-state ownership, currently operate in the Bank's market area.

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

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in its best interest. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2006.

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning January 1, 2007, rates will range between 5 and 43 cents per $100 in assessable deposits.


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

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

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

         We may be unable to successfully manage our sustained growth.

         We began operating in July 1998 and have grown from $92.1 million of total assets at December 31, 2000 (the end of our first year of profitable operations) to $476.6 million in total assets at December 31, 2006, an increase of 517%. Although we do not expect to continue to grow as fast in the future as we have in the past, it is our intention to attempt to rapidly expand our asset base. In particular, we intend to continue to use the funds raised in our recent stock offering to support anticipated increases in our loans. Additional capital also increases our legal lending limit under federal law, which in turn allows us to compete more actively in our market area for larger loans. Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

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

         In 2006, we had net gains from the sale of property and equipment of $1.76 million resulting primarily from the sale and presale of excess real estate acquired in connection with our establishment of new branch locations. Such gains are due, in part, to the amount of real estate we had to purchase to secure branch sites that we believed were attractive for our operations, as well as the growth of our markets and the related increases in real property values. We are not in the business of acquiring real estate for resale, and may not realize any gains from real estate sales in the future.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-bearing assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Although rates have not been increased since June 2006, the Federal Reserve may increase them in the future. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may limit your ability to sell your stock.

         Our common stock is traded on the Nasdaq Global Market under the symbol "SOCB." Since January 1, 2006, the average weekly trading volume has been approximately 7,719 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

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

Item 1B.  Unresolved Staff Comments.

         The Company has not received written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 within the 180 days before the end of its 2006 fiscal year.

Item 2.  Properties.

         The Company owns the real property at 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 802 Savannah Highway, Charleston; 337 East Main Street, Moncks Corner; 2753 Maybank Highway, Johns Island; 597 Old Mount Holly Road, Goose Creek; and 8420 Dorchester Road, North Charleston. The Company leases the property at 203
N. Main Street, Summerville, 1654 Sam Rittenberg Boulevard, Charleston, and 21-F Gamecock Avenue, Charleston, South Carolina. All properties are believed to be well suited for the Company's needs.

         The Company has acquired property on Palmetto Bay Road in Hilton Head, and on Highway 170 in Bluffton, South Carolina where it plans to open two new branches in the future.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The information set forth under the caption "Corporate Data -- Common Stock and Dividends" in the Registrant's Annual Report to Shareholders for the year ended December 31, 2006 (the "2006 Annual Report"), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth under
Item 12 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensaton Plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

Other than as previously disclosed in its Forms 10-Q for the quarter ended June 30, 2006, the Company did not sell any securities during the year ended December 31, 2006 that were not registered under the Securities Act.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2006. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 229.703.

Item 6. Selected Financial Data

The information set forth under the caption "Selected Consolidated Financial Data" in the 2006 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth under the caption "Management's Discussion and Analysis" in the 2006 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information set forth under the captions "Management's Discussion and Analysis -- Market Risk - Interest Rate Sensitivity" and "-- Off Balance Sheet Arrangements" in the 2006 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

         The Consolidated Financial Statements, including Notes thereto, in the 2006 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Elliott Davis, LLC, which had served as the Company's independent auditors since its organization, resigned as of April 17, 2006 since its independence would terminate because the Company had agreed to employ one of Elliott Davis' accountants as its Chief Financial Officer upon the retirement of Robert M. Scott as Chief Financial Officer on May 12, 2006. Neither of Elliott Davis' reports on the Company's financial statements for the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and any subsequent interim period preceding such resignation there were no disagreements with Elliott Davis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Elliott Davis, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

         On May 9, 2006, the Audit Committee engaged Clifton D. Bodiford, CPA, to audit the Company's consolidated financial statements for the year ended December 31, 2006. During the Company's two most recent fiscal years, and any subsequent interim period prior to May 9, 2006, neither the Company nor anyone on the Company's behalf consulted Mr. Bodiford with respect to any accounting matter.

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

         MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of Southcoast Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management has assessed the effectiveness of Southcoast Financial Corporation's internal control over financial reporting as of December 31, 2006. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework." Based on our assessment, management has concluded that, as of December 31, 2006, internal control over financial reporting was effective.

         Clifton D. Bodiford, CPA, an independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, and a copy of his report is included with this report.

Date:  March 13, 2007


/s/L. Wayne Pearson                        /s/William C. Heslop
----------------------------               ------------------------------------
L. Wayne Pearson                           William C. Heslop
President and Chief                        Senior Vice President and Chief
Executive Officer                          Financial Officer

       ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Southcoast Financial Corporation and Subsidiaries


I have audited management's assessment, included in the accompanying Southcoast Financial Corporation and Subsidiaries: Management's Report on Internal Control over Financial Reporting, that Southcoast Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Southcoast Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. My responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. My audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as I considered necessary in the circumstances. I believe that my audit provides a reasonable basis for my opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the company's assets that could have a material effect on the financial statements.

Based of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In my opinion, management's assessment that Southcoast Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). Also, in my opinion, Southcoast Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions ("COSO").

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Southcoast Financial Corporation and subsidiaries as of December 31, 2006 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year ended December 31, 2006 and my report dated February 23, 2007, expressed and unqualified opinion on those consolidated financial statements.


s/Clifton D. Bodiford
----------------------------
Clifton D. Bodiford, CPA
Columbia, South Carolina
February 23, 2007

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2006 that was not so disclosed.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information set forth under the captions "Election of Directors -- Directors and Nominees" "-- Executive Officers," and "Committees of the Board of Directors -- Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2007 Annual Meeting of Shareholders (the "2007 Proxy Statement") is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 229.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to William C. Heslop, Senior Vice President, SouthCoast Financial Corporation, 534 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina 29464.

Item 11. Executive Compensation.

         The information set forth under the caption "Management Compensation" in the 2007 Proxy Statement is incorporated herein by reference; provided, however, pursuant to the Instructions to Item 407(e)(5) of Regulation S-K the "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 2007 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2006 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))(1)
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                        16,640                       15.29                          230,808

Equity compensation
plans not approved
by security holders                        -0-                         -0-                              -0-
                                        ------                       -----                          -------
Total                                   16,640                       15.29                          230,808
                                        ======                       =====                          =======

(1)  Includes  207,918  shares  remaining   available  for  issuance  under  the
     Company's 2005 Employee Stock Purchase Plan, and 22,890 shares remaining available for issuance under the Company's 1999 Stock Option Plan.

Item 13. Certain Relationships and Related Transactions.

         The information set forth under the captions "Governance Matters -- Director Independence" and "Certain Relationships and Related Transactions" in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

         The information set forth under the captions "Independent Registered Public Accounting Firm - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2007 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)   - Report of Independent Registered Public Accounting Firm
         - Consolidated Balance Sheets
         - Consolidated Statements of Income
         - Consolidated Statements of Shareholders Equity and Comprehensive
           Income
         - Consolidated Statements of Cash Flows
         - Notes to Consolidated Financial Statements
   (2)   Financial Statement Schedules - None
   (3)   Exhibits - Please see Exhibit Index

                                    SIGNATURE

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Southcoast Financial Corporation


March 13, 2007                By: s/L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


                               By: s/William C. Heslop
                                  ----------------------------------------------
                                   William C. Heslop
                                   Senior Vice President and Chief Financial
                                   Officer
                                   (Principal Financial and Principal
                                    Accounting Officer)


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

s/Tommy B. Baker
--------------------------               Director                                           March 13, 2007
Tommy B. Baker

s/William A. Coates
--------------------------               Director                                           March 13, 2007
William A. Coates

s/Paul D. Hollen, III
--------------------------               Executive Vice President, Director                 March 13, 2007
Paul D. Hollen, III

s/Stephen F. Hutchinson
--------------------------               Director                                           March 13, 2007
Stephen F. Hutchinson

s/L. Wayne Pearson
--------------------------               Chairman, Chief Executive Officer, Director        March 13, 2007
L. Wayne Pearson

s/William C. Heslop
--------------------------               Senior Vice President and Chief Financial          March 13, 2007
William C. Heslop                        Officer

s/Robert M. Scott
--------------------------               Director                                           March 13, 2007
Robert M. Scott

s/James H. Sexton
--------------------------               Director                                           March 13, 2007
James H. Sexton

s/James P. Smith
--------------------------               Director                                           March 13, 2007
James P. Smith

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant(1)
4.1            Form of Common Stock Certificate(3)
10.1           1999 Stock Option Plan(2)
10.2           Form of Stock Option Agreement(3)
10.3           Purchase Agreement among the Registrant, Southcoast Capital Trust
               I and Bayview Financial  Trading Group,  L.P., dated as of May 3,
               2002 (4)
10.4           Amended and Restated  Declaration of Trust among the  Registrant,
               Wells Fargo Delaware Trust  Company,  Wells Fargo Bank,  National
               Association,  L. Wayne Pearson,  Robert A. Daniel, Jr. and Robert
               M. Scott, dated as of May 3, 2002 (4)
10.5           Indenture  between  Registrant  and Wells  Fargo  Bank,  National
               Association, dated as of May 3, 2002 (4)
10.6           Guarantee  Agreement between the Registrant and Wells Fargo Bank,
               National Association, dated as of May 3, 2002 (4)
10.7           Registrant's Junior Subordinated  Deferrable Interest Debentures,
               dated as of May 3, 2002 (4)
10.8           Purchase Agreement among the Registrant, Southcoast Capital Trust
               II and Trapeza CDO, LLC, dated as of December 16, 2002(5)
10.9           Amended and Restated Trust Agreement among  Southcoast  Financial
               Corporation,  The  Bank  of  New  York,  The  Bank  of  New  York
               (Delaware),  L. Wayne Pearson,  Paul D. Hollen, III and Robert M.
               Scott, dated as of December 16, 2002(5)
10.10          Junior Subordinated  Indenture between Registrant and The Bank of
               New York, dated as of December 16, 2002(5)
10.11          Guarantee  Agreement between Registrant and The Bank of New York, dated as of December 16, 2002(5)
10.12          Floating Rate Junior  Subordinated Note, dated as of December 16,
               2002(5)
10.13          Form of Employment  Agreements between the Company and each of L.
               Wayne Pearson, Paul D. Hollen, III, Robert M. Scott and Robert A.
               Daniel, Jr., dated as of August 12, 2003, and William B. Seabrook dated as of July 15, 2004(6)
10.14          Form of Employment  Agreement  between the Company and William C.
               Heslop, dated as of May 12, 2006 (7)
10.15          Southcoast  Financial  Corporation  2005 Employee  Stock Purchase
               Plan (8)
10.16          Junior  Subordinated  Indenture between Registrant and Wilmington
               Trust Company dated as of August 5, 2005 (9)
10.17          Guarantee  Agreement  between  Registrant  and  Wilmington  Trust
               Company, dated as of August 5, 2005 (9)
10.18          Placement  Agreement among Registrant,  Southcoast  Capital Trust
               III and Credit Suisse First Boston LLC dated as of August 5, 2005
               (9)
13             Portions of the Annual Report to Shareholders for the Year  Ended
               December 31, 2006 incorporated by reference into this Form 10-K
21             Subsidiaries of Registrant (9)
23.1           Consent of Elliott Davis LLP
23.2           Consent of Clifton D. Bodiford, C.P.A.
31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to exhibits to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(4) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2002.
(5) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2002.
(6) Incorporated by reference to exhibits to Form SB-2 filed August 3, 2003 (File No. 333-108480).
(7) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended June 30, 2006.
(8) Incorporated by reference to exhibits to Form S-8, filed September 9, 2005 (File No. 333-128197)
(9) Incorporated by reference to exhibits to Form S-1 filed August 12, 2005 (File No. 333-128247)