Form 10-Q
period 2007-03-31
SOUTHCOAST FINANCIAL CORP
filed 2007-05-08
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

        X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ------          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2007

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

      5,690,747 shares of common stock, no par value, as of April 30, 2007

                        SOUTHCOAST FINANCIAL CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                     Page No.
                                                                                                                   --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006...................................2

         Condensed Consolidated Statements of Income - Three months ended March 31, 2007 and 2006.......................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2007 and 2006...................................................................4

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2007 and 2006...................5

Notes to Condensed Consolidated Financial Statements..................................................................6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................8-15

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.....................................................15

Item 4.  Controls and Procedures.......................................................................................15

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..................................................16

Item 6.  Exhibits .....................................................................................................16

Signatures ............................................................................................................17

Exhibit Index .........................................................................................................18

                        SOUTHCOAST FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                       March 31,        December 31,
                                                                                                         2007               2006
                                                                                                         ----               ----
                                                                                                     (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks ..............................................................       $   8,457,556       $   7,008,202
     Federal funds sold ...................................................................          13,762,000          31,204,000
                                                                                                  -------------       -------------
         Total cash and cash equivalents ..................................................          22,219,556          38,212,202
   Investment securities
     Available for sale ...................................................................          42,924,592          42,577,683
     Federal Home Loan Bank Stock, at cost ................................................           4,479,200           3,882,800
                                                                                                  -------------       -------------
         Total investment securities ......................................................          47,403,792          46,460,483
   Loans held for sale ....................................................................             330,937             139,516
   Loans, net of allowance of $4,364,165 and $4,364,127 ...................................         359,625,056         363,246,406
   Property and equipment, net ............................................................          25,605,113          25,125,834
   Other assets ...........................................................................           8,818,824           8,671,099
                                                                                                  -------------       -------------

       Total assets .......................................................................       $ 464,003,278       $ 481,855,540
                                                                                                  =============       =============

Liabilities
   Deposits
     Noninterest-bearing ..................................................................       $  31,499,016       $  34,693,747
     Interest bearing .....................................................................         247,649,099         276,198,958
                                                                                                  -------------       -------------

       Total deposits .....................................................................         279,148,115         310,892,705

   Securities sold under agreements to repurchase .........................................           5,925,299           1,840,719
   Other borrowings .......................................................................          81,000,000          66,000,000
   Junior subordinated debentures .........................................................          21,655,000          21,655,000
   Other liabilities ......................................................................           3,003,141           2,664,504
                                                                                                  -------------       -------------

       Total liabilities ..................................................................         390,731,555         403,052,928
                                                                                                  -------------       -------------

Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  5,702,836 shares
     outstanding at March 31, 2007 and 6,017,348 at December 31, 2006) ....................          73,270,495          75,315,774
   Retained earnings ......................................................................                   0           3,503,162
   Accumulated other comprehensive income (loss) ..........................................               1,228             (16,324)
                                                                                                  -------------       -------------

       Total shareholders' equity .........................................................          73,271,723          78,802,612
                                                                                                  -------------       -------------
       Total liabilities and shareholders' equity .........................................       $ 464,003,278       $ 481,855,540
                                                                                                  =============       =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                     For the Three months ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                     2007                    2006
                                                                                                     ----                    ----
Interest income
   Loans, including fees .........................................................               $6,973,916               $6,733,622
   Investment securities .........................................................                  602,434                  440,355
   Federal funds sold ............................................................                  216,687                  105,191
                                                                                                 ----------               ----------
       Total interest income .....................................................                7,793,037                7,279,168
                                                                                                 ----------               ----------
Interest expense
   Deposits and borrowings .......................................................                4,151,600                3,253,034
                                                                                                 ----------               ----------
Net interest income ..............................................................                3,641,437                4,026,134
    Provision for loan losses ....................................................                        -                  319,223
                                                                                                 ----------               ----------
Net interest income after provision
   for loan losses ...............................................................                3,641,437                3,706,911
                                                                                                 ----------               ----------
Noninterest income
   Service fees on deposit accounts ..............................................                  218,587                  245,429
   Fees on loans sold ............................................................                   98,360                   92,927
   Gain on sale of available for sale securities .................................                   91,951                   32,142
   Gain on sale of property and equipment ........................................                   13,000                  377,714
   Other .........................................................................                  180,587                   37,606
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                  602,485                  785,818
                                                                                                 ----------               ----------
Noninterest expenses
   Salaries and employment benefits ..............................................                1,728,354                1,477,334
   Occupancy .....................................................................                  266,931                  181,154
   Furniture and equipment .......................................................                  277,802                  206,690
   Advertising and public relations ..............................................                   59,970                   74,834
   Professional fees .............................................................                  176,255                   69,531
   Travel and entertainment ......................................................                   73,281                   64,033
   Telephone, postage and supplies ...............................................                  113,605                   89,521
   Other operating expenses ......................................................                  272,690                  242,897
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                2,968,888                2,405,994
                                                                                                 ----------               ----------
Income before income taxes .......................................................                1,275,034                2,086,735
    Income tax ...................................................................                  444,122                  750,323
                                                                                                 ----------               ----------
Net income .......................................................................               $  830,912               $1,336,412
                                                                                                 ==========               ==========
Basic net income per common share ................................................               $     0.14               $     0.22
Diluted net income per common share ..............................................               $     0.14               $     0.22
Weighted average shares outstanding
   Basic .........................................................................                5,849,085                5,996,220
   Diluted .......................................................................                5,854,599                6,002,018

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statement of Changes in
                 Shareholders' Equity and Comprehensive Income
               For the three months ending March 31, 2007 and 2006
                                   (Unaudited)

                                                                                                          Accumulated
                                                                                                             other
                                                                Common Stock                             comprehensive
                                                                ------------             Retained            income
                                                            Shares         Amount        earnings            (loss)          Total
                                                            ------         ------        --------            ------          -----
Balance, December 31, 2005 ..........................      4,954,210    $ 70,267,702    $  3,300,753    $   (253,910)  $ 73,314,545

   Net income for the period ........................                                      1,336,412                      1,336,412

   Other comprehensive loss
     net of tax benefit of $52,036
   Unrealized holding losses
     on securities available for sale ...............                                                        (92,015)       (92,015)

   Less reclassification adjustment for
      gains included in net income, net of
      taxes of $10,928 ..............................                                                        (21,214)       (21,214)
                                                                                                                       ------------

   Comprehensive income .............................                                                                     1,223,183

   Stock dividend ...................................        495,626       4,637,165      (4,637,165)                             -

   Employee stock purchase plan .....................          2,049          38,316                                         38,316
                                                           ---------    ------------    ------------    ------------   ------------

Balance, March 31, 2006 .............................      5,451,885    $ 74,943,183    $          -    $   (367,139)  $ 74,576,044
               === ====                                    =========    ============    ===========     ============   ============

Balance, December 31, 2006 ..........................      5,470,316    $ 75,315,774    $  3,503,162    $    (16,324)  $ 78,802,612

   Net income for the period ........................                                        830,912                        830,912

   Other comprehensive income
     net of taxes of $ 42,976
    Unrealized holding gains
     on securities available for sale ...............                                                         76,401         76,401

    Less reclassification adjustment for
       gains included in net income, net of
       taxes of $33,103 .............................                                                        (58,849)       (58,849)
                                                                                                                       ------------

   Comprehensive income .............................                                                                       848,464

   Stock dividend ...................................        518,440       4,334,074      (4,334,074)                             -

   Shares repurchased and retired ...................       (287,542)     (6,407,901)                                    (6,407,901)

   Employee stock purchase plan .....................          1,622          28,548                                         28,548
                                                           ---------    ------------    ------------    ------------   ------------


Balance, March 31, 2007 .............................      5,702,836    $ 73,270,495    $          -    $      1,228   $ 73,271,723
                                                           =========    ============    ============    ============   ============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                       For the three months ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                        2007                 2006
                                                                                                        ----                 ----
Operating activities
   Net income ............................................................................        $    830,912         $  1,336,412
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
       (Increase) decrease in deferred income taxes ......................................             403,119             (430,384)
       Provision for loan losses .........................................................                   -              319,223
       Depreciation and amortization .....................................................             374,511              144,292
       Discount accretion and premium amortization .......................................              (4,301)              (9,002)
       Gain on sale of securities ........................................................             (91,951)             (32,142)
       Gain on sale of property and equipment ............................................             (13,000)            (377,714)
       Originations of loans held for sale ...............................................         (20,506,677)         (21,479,686)
       Proceeds from sales of loans held for sale ........................................          20,315,256           25,330,981
       (Increase) decrease in other assets ...............................................            (560,716)             971,726
       (Decrease) increase in other liabilities ..........................................             338,637           (1,271,943)
                                                                                                  ------------         ------------

         Net cash provided by operating activities .......................................           1,085,790            4,501,763
                                                                                                  ------------         ------------

Investing activities
   Purchases of Federal Home Loan Bank stock .............................................            (596,400)            (657,700)
   Purchases of investment securities available-for-sale .................................          (3,371,123)         (19,790,269)
   Sales, calls, and maturities of investment securities available-for-sale ..............           3,147,890              724,197
   Proceeds from sales of premises and equipment .........................................              13,000            1,672,504
   Purchases of  premises and equipment ..................................................            (853,790)          (1,548,513)
   Net (increase) decrease in loans ......................................................           3,621,350             (410,793)
                                                                                                  ------------         ------------

         Net cash provided by (used for) investing activities ............................           1,960,927          (20,010,574)
                                                                                                  ------------         ------------

Financing activities
   Increase in borrowings ................................................................          19,084,580           10,052,443
   Proceeds from issuance of stock .......................................................              28,548               38,316
   Funds used to repurchase stock ........................................................          (6,407,901)                   -
   Net increase(decrease) in deposits ....................................................         (31,744,590)          17,427,254
                                                                                                  ------------         ------------

         Net cash provided (used) by financing activities ................................         (19,039,363)          27,518,013
                                                                                                  ------------         ------------

         (Decrease) increase in cash and cash equivalents ................................         (15,992,646)          12,009,202

Cash and cash equivalents, beginning of period ...........................................          38,212,202           31,341,737
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 22,219,556           43,350,939
                                                                                                  ============         ============

Cash paid during the year for:
    Income taxes .........................................................................        $    413,681         $    508,214
    Interest .............................................................................        $  4,264,954         $  2,147,205


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

Note 2 - Organization

Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank and another subsidiary, Southcoast Investment Corporation, and has no employees.

Note 3 - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of shares outstanding for diluted earnings per share.

In May 2007 and April 2006, the Company declared ten percent stock dividends on the Company's common stock. The weighted average number of shares and all other share and per share data has been restated for all periods presented to reflect these stock dividends.

Note 3 - Stock Repurchase

On January 23, 2007, the Company announced plans to repurchase up to 547,194 shares of its common stock, or 10% of outstanding shares. Repurchased shares are retired into authorized but unissued shares. During the first quarter of 2007, the Company repurchased 287,542 shares and in April, 2007, the Company repurchased an additional 10,990 shares. As a result of the repurchases, the Company had 5,690,747 common shares outstanding at April 30, 2007.

Note 4 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest only-strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Recently Issued Accounting Standards (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. The required adoption date for SFAS No. 156 is January 1, 2007. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 is effective for the Company on January 1, 2008 and will not impact the Company's accounting measurements but it is expected to result in some additional disclosures.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not have a defined benefit pension plan. Therefore, SFAS 158 will not impact the Company's financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Recently Issued Accounting Standards (continued)

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In December 2006, the FASB issued a Staff Position ("FSP") on EITF 00-19-2, "Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement 1) applies to all entities, 2) specifies certain election dates, 3) can be applied on an instrument-by-instrument basis with some exceptions, 4) is irrevocable and 5) applies only to entire instruments. One exception is demand deposit liabilities which are explicitly excluded as qualifying for fair value. With respect to SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option that is permitted, but not required, under SFAS 159.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

Note 5- Commitments and Contingencies

In May 2006 the Company entered into a sales contract on two parcels of land contiguous to its branch location on John's Island. The land has a cost basis of $2,837,178. Under the agreement the Company agreed to sell the land, comprising approximately 13.21 acres, to the purchaser for the sum of $5,735,000. The agreement specifies a closing date on or before September 30, 2007, which can be extended for a cost of $15,000 per month through December 31, 2007. These monthly payments are nonrefundable and not applicable to the purchase price. After December 31, 2007, the buyer may further extend the closing through December 31, 2008, by making monthly payments of $30,000. Half of the monthly extension cost would be applicable to the purchase price and half would not be applicable. The purchaser also paid the Company a nonrefundable presales fee of $1,390,000 that is not applicable to the purchase price. The Company recognized the presales fee as an item of noninterest income during 2006.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Results of operations for the period ending March 31, 2007 are not necessarily indicative of the results to be attained for any other period. All share and per share data in this discussion has been adjusted to reflect the 10% stock dividends declared in May 2007 and April 2006.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company has no obligation, and does not undertake, to update, revise or correct any of the forward-looking statements after the date of this report. The Company has expressed its expectations, beliefs and projections in good faith and believes they have a reasonable basis. However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.

                        SOUTHCOAST FINANCIAL CORPORATION


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Results of Operations

The Company's net income for the three months ended March 31, 2007 was $830,912 or $0.14 per basic share, compared to $1,336,412 or $.22 per basic share, for the three months ended March 31, 2006. The basic earnings per share for March 31, 2007 was based on 5,849,085 shares outstanding compared to 5,996,220 shares outstanding for the quarter ended March 31, 2006.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,641,437 for the three months ended March 31, 2007, compared to $4,026,134 for the three months ended March 31, 2006.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ending March 31, 2007 increased 0.6 percent to $432.2 million from the $429.6 million reported for the three months ending March 31, 2006. The increase was attributable to an increase of $18.4 million in investments and federal funds sold offset by a $15.8 million decrease in average loans. The decrease in average loans was due to a decrease in average wholesale loans of $35.6 million to $62.5 million for the three months ending March 31, 2007, from $98.1 million for the three months ending March 31, 2006. The decrease in average wholesale loans was due to a decision by management to focus on core retail lending. Average internally generated, non-wholesale loans increased by $19.8 million due to the continued growth of the Charleston market area, the expansion of the Company's branches, and the Company's marketing efforts.


Average interest bearing liabilities for the three months ending March 31, 2007 increased 2.6 percent to $359.7 million from the $350.4 million reported for the three months ending March 31, 2006. The increase was primarily attributable to an increase in average other borrowings, primarily Federal Home Loan Bank Advances, of $24.9 million, offset by a decrease of $19.3 million in average time deposits. Of this decrease, $10.7 million was attributable to a reduction in average wholesale and brokered time deposits. The remaining decrease in average time deposits was due to a competitive rate market for time deposits driven by economic conditions and increased competition for time deposits driven by several new competitors in our market area.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2007 and 2006.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                     For the three months ended                  For the three months ended
                                                              March 31, 2007                            March 31, 2006
                                                              --------------                            --------------
                                              Average            Income/      Yield/       Average            Income/       Yield/
                                              Balance            Expense      Rate(1)      Balance            Expense       Rate(1)
                                              -------            -------      -------      -------            -------       -------
Assets
   Federal funds sold ..................   $ 16,483,600      $    216,687      5.33%     $  9,544,356      $    105,191        4.47%
   Investments - taxable ...............     42,476,641           541,538      5.17        34,718,630           417,501        4.88
   Investments- non taxable (2) ........      6,033,196            95,149      6.40         2,284,093            35,709        6.34
                                           ------------      ------------                ------------      ------------
     Total investments and
       Federal funds sold ..............     64,993,437           853,374      5.33        46,547,079           558,401        4.87
   Loans (3)(4) ........................    367,206,411         6,973,916      7.66       383,044,390         6,733,622        7.13
                                           ------------      ------------                ------------      ------------
     Total earning assets ..............    432,199,848         7,827,290      7.31       429,591,469         7,292,023        6.88
                                           ------------      ------------                                  ------------
     Other assets ......................     40,249,336                                    35,723,656
                                             ----------                                  ------------
     Total assets ......................   $472,449,184                                  $465,315,125
                                           ============                                  ============

Liabilities
   Savings and
     transaction accounts ..............   $ 57,044,553           362,444      2.58%     $ 53,361,647           212,286        1.61%
   Time deposits .......................    201,113,926         2,473,534      4.99       220,390,055         2,156,341        3.97
   Other borrowings ....................     79,863,801           900,436      4.57        55,021,969           512,476        3.78
   Subordinated debt ...................     21,655,000           415,186      7.78        21,655,000           371,931        6.97
                                           ------------      ------------                ------------      ------------
     Total interest bearing
       liabilities .....................    359,677,280         4,151,600      4.68       350,428,671         3,253,034        3.76
                                                             ------------                                  ------------
   Non-interest bearing liabilities ....     36,734,736                                    40,925,740
                                           ------------                                  ------------
     Total liabilities .................    396,412,016         4,151,600      4.25       391,354,411         3,253,034        3.37
                                           ------------      ------------                ------------      ------------
   Shareholders' equity ................     76,037,168                                    73,960,714
                                           ------------                                  ------------
     Total liabilities and
       shareholders' equity ............   $472,449,184                                  $465,315,125
                                           ============                                  ============
     Net interest
       income/margin (5) ...............                     $  3,675,690      3.42%                       $  4,038,989        3.81%
                                                             ============                                  ============
     Net interest spread (6) ...........                                       2.63%                                           3.12%

(1)  Annualized
(2)  Tax equivalent yield for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non-accruing loans.
(4)  Includes loan fees of $245,138 in 2007 and $321,920 in 2006.
(5)  Net interest income divided by total earning assets.
(6) Total interest earning assets yield less total interest bearing liabilities rate.

As reflected above, for the three months ended March 31, 2007 the average yield on earning assets was 7.31 percent, while the average cost of interest bearing liabilities was 4.68 percent. For the three months ended March 31, 2006 the average yield on earning assets was 6.88 percent and the average cost of interest-bearing liabilities was 3.76 percent. The increase in the yield on earning assets is attributable to increases in market rates of interest. The increase in the cost of interest bearing liabilities is caused by maturing lower yielding certificates of deposit being replaced with higher yielding certificates and increases in market rates of interest. The net interest margin for the three months ended March 31, 2007, was 3.42 percent compared to 3.81 percent for the three months ended March 31, 2006. The decline in the net interest margin is primarily attributable to the increase in the rates and volumes of interest bearing liabilities in excess of the increase in the rates and volumes of interest bearing assets. The decline in net interest margin is further attributable to the fact that short term interest rates were greater than or equal to long term interest rates in the first quarter of 2007. Because the majority of the Company's interest bearing liabilities have maturities of less than one year and the majority of its interest earning assets have

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

maturities of greater than one year, the Company has experienced net interest margin compression. The cost of total liabilities was 4.25 percent for the three months ended March 31, 2007 compared to 3.37 percent for the three months ended March 31, 2006. The following table presents changes in the Company's net interest income which are primarily a result of changes in the volumes and rates of its interest-earning assets and interest-bearing liabilities.

                                                                                   Analysis of Changes in Net Interest Income
                                                                                    For the three months ended March 31, 2007
                                                                                    Versus three months ended March 31, 2006(1)
                                                                                    -------------------------------------------
                                                                                Volume                 Rate              Net Change
                                                                                ------                 ----              ----------
Interest income:

   Federal funds sold ............................................            $  76,479             $  35,017             $ 111,496
   Investments - taxable .........................................               93,292                30,745               124,037
   Investments - non taxable(2) ..................................               58,613                   827                59,440
                                                                              ---------             ---------             ---------
     Total investments and federal funds sold ....................              228,384                66,589               294,973
     Net loans (3) ...............................................             (278,419)              518,713               240,294
                                                                              ---------             ---------             ---------
     Total interest income .......................................              (50,035)              585,302               535,267
                                                                              ---------             ---------             ---------
Interest expense:
   Savings and transaction accounts ..............................               14,653               135,505               150,158
   Time deposits .................................................             (188,602)              505,795               317,193
   Other borrowings ..............................................              231,377               156,583               387,960
   Subordinated debt .............................................                    -                43,255                43,255
                                                                              ---------             ---------             ---------
     Total interest expense ......................................               57,428               841,138               898,566
                                                                              ---------             ---------             ---------
     Net interest income .........................................            $(107,463)            $(255,836)            $(363,299)
                                                                              =========             =========             =========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2)  Tax equivalent yield for nontaxable investments assuming a 36% tax rate.
(3) Includes loan fees of $ 245,138 and $321,920 for the three months ended March 31, 2007 and 2006.

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2007 was $602,485, compared to $785,818 for the three months ended March 31, 2006. The decrease is attributable to a combined $364,714 decrease in gains on sale of property and equipment, offset by an increase of $59,809 in gains on sales of available for sale securities and an increase of $142,981 in other income, which was primarily attributable to an award of $125,000 from a lawsuit.

Noninterest expenses for the three months ended March 31, 2007 were $2,968,888, compared to $2,405,994 for the three months ended March 31, 2006. The increase of $562,894 is attributable to several factors, most notably increases in salaries and benefits, occupancy expenses, furniture and fixture expenses, and professional fees. The opening of our Corporate Operations Center in April 2006, the acquisition of Charlestowne Mortgage in June 2006, and the opening of our Sam Rittenberg branch location in January 2007 contributed to increased salary, occupancy, and furniture and fixtures expenses for the three months ended March 2007 when compared to the three months ended March 2006. The Company's compliance with provisions of the Sarbanes Oxley Act that first became effective for the Company at the end of 2006, the more extensive disclosure requirements for the 2007 proxy statement, and the engagements of an external loan review firm and an external strategic consultant were all factors contributing to the increase in professional fees between the two periods.

                        SOUTHCOAST FINANCIAL CORPORATION


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within our Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to $140.5 million, or 50.3% of total deposits as of March 31, 2007. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. Our Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. We also have a $15 million line of credit with the Bankers Bank of Atlanta and a $10 million line of credit with First Tennessee Bank.

Loans

Nonfarm, nonresidential loans totaling $83.1 million made up 22.9% of total loans at March 31, 2007. Construction and land development loans totaled $84.4 million, or 23.2% of the loan portfolio. All other real estate loans (primarily mortgage loans) comprised $163.0 million, or 44.7% of the portfolio. Commercial and industrial loans totaled $29.8 million, or 8.2% of total loans. Finally, installment, consumer, and other loans totaled $3.6 million, or 1.0% of total loans. The allowance for loan losses was 1.20% of total loans as of March 31, 2007, compared to 1.19% as of December 31, 2006. In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Bank's loan portfolio. Total loans decreased by $3.6 million during the first quarter, due to a decrease of $6.6 in wholesale loans. At March 31, 2007, the Company had $1.1 million in loans 90 days past due and still accruing interest. Based on information currently available to management, these loans are deemed to be well secured and collectible. It had no other real estate owned and $420,000 of non-accruing loans. There were no other loans that management had determined to be potential problem loans at March 31, 2007. The following table provides a year to date analysis of activity within the allowance for loan losses:

Balance at December 31, 2006 .................................        $4,364,127
Current Year Loan Loss Provision .............................                 -
Charge- offs:
     Domestic:
       Commercial, financial, and agricultural ...............                 -
       Installment loans to individuals ......................                 -
     Foreign: ................................................                 -
Recoveries:
       Installment loans to individuals ......................                38
                                                                      ----------
Balance at March 31, 2007 ....................................        $4,364,165
                                                                      ==========

Deposits

Deposits decreased $31.7 million during the first three months of 2007 to $279.1 million at March 31, 2007. The decrease was attributable to decreases of $34.3 million in brokered and wholesale deposits, and $3.2 million in non- interest bearing deposits, offset by an overall increase of $5.8 million in interest bearing checking, savings, money market, and retail time deposit accounts. The continuing maturity of the Company's branch network and the Company's marketing efforts are attributed for the overall growth in retail deposits.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Other Borrowings

Other   borrowings   include  FHLBA   advances   (below).   FHLBA  Advances  are
collateralized by pledged FHLBA stock and certain residential mortgage loans. FHLBA advances are summarized as follows:

              Maturity                        Rate                    Balance
              --------                        ----                    -------
           June 2007                         5.37%               $     5,500,000
           June 2008                         5.40%                     5,500,000
           November 2008                     5.50%                     2,000,000
           September 2010                    5.55%                     7,000,000
           February 2011                     5.36%                     4,500,000
           November 2011                     4.86%                     2,000,000
           March 2013                        2.91%                     7,500,000
           September 2013                    4.79%                    10,000,000
           June 2014                         3.92%                     2,000,000
           October 2016                      4.25%                     5,000,000
           October 2016                      4.17%                     5,000,000
           November 2016                     4.08%                     5,000,000
           January 2017                      4.35%                     5,000,000
           January 2017                      4.40%                     5,000,000
           January 2017                      4.46%                     5,000,000
           January 2017                      4.60%                     5,000,000
                                                                 ---------------

           Balance                                               $    81,000,000
                                                                 ===============

Junior Subordinated Debentures

In two separate transactions in 2002 and another transaction in 2005, we established Southcoast Capital Trusts I, II and III (the "Capital Trusts"), as non-consolidated subsidiaries. The Capital Trusts issued and sold a total of 21,655 floating rate securities, with $1,000 liquidation amount per security. Institutional buyers bought 21,000 of the floating rate securities denominated as preferred securities and we bought the other 655 floating rate securities which are denominated as common securities. The proceeds of those sales, $21.7 million, were used by the Capital Trusts to buy $21.7 million of junior subordinated debentures from us which are reported on our consolidated balance sheets. Our $655,000 investment in the common securities of the Capital Trusts is included in "Other assets" on our consolidated balance sheets. The preferred securities of the Capital Trusts totaling $21.7 million qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations. See Note 11 to the consolidated financial statements and the information set forth in
Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- - Junior Subordinated Debentures" filed with our Form 10-K for the year ended December 31, 2006, for more information about the terms of the junior subordinated debentures.

Capital Resources

The capital base for the Company decreased by $5.5 million for the first three months of 2007, due to our repurchase of 287,542 shares of common stock for an aggregate purchase price of $6.4 million, partially offset by net income of $830,912, other comprehensive income of $17,552, and proceeds from stock issuances of $28,548 through our Employee Stock Purchase Plan. The Company's tier one capital to average assets ratio was 20.08 percent as of March 31, 2007 compared to 20.87 percent as of December 31, 2006.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations and our junior subordinated debt in excess of 25% of our Tier 1 capital for the Company. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The Company and our Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

200 basis points above the minimum. As of March 31, 2007, the Company and the Bank exceeded our capital requirements levels as shown in the following table.

                                                                                     Capital Ratios
                                                                                     --------------
                                                                                     Well Capitalized      Adequately Capitalized
(Dollars in thousands)                                            Actual                Requirement             Requirement
                                                                  ------                -----------             -----------
                                                           Amount       Ratio      Amount         Ratio       Amount     Ratio
                                                           ------       -----      ------         -----       ------     -----
The Bank
  Total capital (to risk-weighted assets) .............   $55,149      16.62%     $33,185         10.00%     $26,548     8.00%
  Tier 1 capital (to risk-weighted assets) ............    51,091      15.40%      19,911          6.00%      13,274     4.00%
  Tier 1 capital (to average assets) ..................    51,091      11.27%      22,675          5.00%      18,140     4.00%
The Company
  Total capital (to risk-weighted assets) .............   $99,241      28.27%         N/A           N/A      $28,082     8.00%
  Tier 1 capital (to risk-weighted assets) ............    94,877      27.03%         N/A           N/A       14,041     4.00%
  Tier 1 capital (to average assets) ..................    94,877      20.08%         N/A           N/A       18,900     4.00%

Off Balance Sheet Risk

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet a contractual  obligation  to the third party.  At March 31,  2007,  we had issued commitments to extend credit of $42.2 million and standby letters of credit of $1.2 million through various types of commercial lending arrangements. Approximately $36.1 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2007.

                                                                 After One     After Three
                                                                  Through        Through                    Greater
                                                    Within One     Three          Twelve      Within One      Than
                                                      Month        Months         Months         Year       One Year        Total
                                                      -----        ------         ------         ----       --------        -----
Unused commitments to extend credit ............   $ 4,647,618   $ 2,961,177   $20,064,000   $27,672,795   $14,508,853   $42,181,648
Standby letters of credit ......................        60,000         2,800     1,107,943     1,170,743             -     1,170,743
                                                   -----------   -----------   -----------   -----------   -----------   -----------

    Totals .....................................   $ 4,707,618   $ 2,963,977   $21,171,943   $28,843,538   $14,508,853   $43,352,391
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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

                        SOUTHCOAST FINANCIAL CORPORATION

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        (c) Issuer Purchases of Equity Securities

                                               (a) Total Number    (b) Average     (c) Total Number of          Maximum Number
                                                    of Shares       Price Paid     Shares Purchased as     of Shares that May yet be
        Period                                      Purchased        Per Share  Part of Publicly Announced    Purchased Under the
                                                                                 Plans or Programs (1)         Plans or Programs
                                               ----------------    -----------     -------------------          --------------

1/1/07- 1/31/07 .............................         1,789        $   20.96              1,789                      545,405
2/1/07-2/28/07 ..............................       264,380            22.27            264,380                      281,025
3/1/07-3/31/07 ..............................        21,373            22.60             21,373                      259,652

(1) On January 19, 2007, the Board of Directors authorized the repurchase of up to 547,194 shares, or 10%, of the Company's common stock. The Company announced the repurchase plan on January 23, 2007. Purchases will be made in the open market and block trades will be permitted, all in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The plan does not have a termination date.


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





Date:    May 7, 2007                        By:s/L. Wayne Pearson
                                               ---------------------------------
                                               L. Wayne Pearson
                                               Chief Executive Officer



Date:    May 7, 2007                        By:s/William C. Heslop
                                               ---------------------------------
                                               William C. Heslop
                                               Senior Vice President and Chief
                                               Financial Officer

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