Form 10-Q
period 2007-06-30
SOUTHCOAST FINANCIAL CORP
filed 2007-08-01
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ------        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2007

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

                           530 Johnnie Dodds Boulevard
                       Mt. Pleasant, South Carolina 29464
                    (Address of principal executive offices)
                                   (Zip Code)
                                  843-884-0504
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

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

       5,473,718 shares of common stock, no par value, as of July 31, 2007

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
                                                                                                                   --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2007 and December 31, 2006....................................2

         Condensed Consolidated Statements of Income - Six months ended June 30, 2007 and 2006..........................3

         Condensed Consolidated Statements of Income - Three months ended June 30, 2007 and 2006........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2007 and 2006......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2007 and 2006......................6

Notes to Condensed Consolidated Financial Statements..................................................................7-9

Forward Looking Statements.............................................................................................10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................11-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................19

Item 4.  Controls and Procedures.......................................................................................19

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................20

Item 4.  Submission of Matters to a vote of Security Holders...........................................................20

Item 6.  Exhibits......................................................................................................20

Signatures ............................................................................................................21

                        SOUTHCOAST FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                   June 30,          December 31,
                                                                                                     2007                2006
                                                                                                     ----                ----
                                                                                                  (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $   8,816,514        $   7,008,202
     Federal funds sold ..................................................................           1,162,000           31,204,000
                                                                                                 -------------        -------------
       Total cash and cash equivalents ...................................................           9,978,514           38,212,202

   Investment securities
     Available for sale ..................................................................          55,552,789           42,577,683
     Federal Home Loan Bank Stock, at cost ...............................................           4,231,700            3,882,800
                                                                                                 -------------        -------------
       Total investment securities .......................................................          59,784,489           46,460,483

   Loans held for sale ...................................................................             347,000              139,516

   Loans, net of allowance of $4,315,078 and $4,364,127 ..................................         368,024,839          363,246,406

   Property and equipment, net ...........................................................          25,653,077           25,125,834
   Bank Owned Life Insurance .............................................................          17,507,401            2,631,881
   Other assets ..........................................................................           6,408,584            6,039,218
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 487,703,904        $ 481,855,540
                                                                                                 =============        =============

Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  36,624,791        $  34,693,747
     Interest bearing ....................................................................         272,027,048          276,198,958
                                                                                                 -------------        -------------
       Total deposits ....................................................................         308,651,839          310,892,705

   Securities sold under agreements to repurchase ........................................          10,423,997            1,840,719
   Other borrowings ......................................................................          75,500,000           66,000,000
   Junior subordinated debentures ........................................................          21,655,000           21,655,000
   Other liabilities .....................................................................           2,528,129            2,664,504
                                                                                                 -------------        -------------
       Total liabilities .................................................................         418,758,965          403,052,928
                                                                                                 -------------        -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized; 5,476,447 shares
     outstanding at June 30, 2007 and 6,017,348 at December 31, 2006) ....................          68,634,917           75,315,774
   Retained earnings .....................................................................             864,032            3,503,162
   Accumulated other comprehensive loss ..................................................            (554,010)             (16,324)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................          68,944,939           78,802,612
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 487,703,904        $ 481,855,540
                                                                                                 =============        =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                     For the Six Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                    2007                   2006
                                                                                                    ----                   ----
Interest income
   Loans, including fees .........................................................              $14,222,400              $13,751,594
   Investment securities .........................................................                1,206,318                1,195,322
   Federal funds sold ............................................................                  296,901                  262,864
                                                                                                -----------              -----------
       Total interest income .....................................................               15,725,619               15,209,780
                                                                                                -----------              -----------
Interest expense
   Deposits and borrowings .......................................................                8,361,191                6,964,227
                                                                                                -----------              -----------
Net interest income ..............................................................                7,364,428                8,245,553
Provision for loan losses ........................................................                        -                  624,883
                                                                                                -----------              -----------
Net interest income after provision for loan losses ..............................                7,364,428                7,620,670
                                                                                                -----------              -----------
Noninterest income
   Service fees on deposit accounts ..............................................                  489,384                  491,830
   Fees on loans sold ............................................................                  202,750                  155,216
   Gain on sale of available for sale securities .................................                   91,951                   39,095
   Gain on sale of premises and equipment ........................................                   25,016                  377,714
   Presales fee on property under sales contract .................................                        -                1,390,000
   Bank Owned Life Insurance earnings ............................................                  158,532                   50,012
   Other .........................................................................                  196,487                   72,555
                                                                                                -----------              -----------
       Total noninterest income ..................................................                1,164,120                2,576,422
                                                                                                -----------              -----------
Noninterest expenses
   Salaries and employment benefits ..............................................                3,423,418                3,423,522
   Occupancy .....................................................................                  537,627                  391,043
   Furniture and equipment .......................................................                  567,250                  502,281
   Advertising and public relations ..............................................                   92,924                  165,304
   Professional fees .............................................................                  321,697                  180,701
   Travel and entertainment ......................................................                  143,557                  157,493
   Telephone, postage and supplies ...............................................                  223,373                  199,248
   Other operating expenses ......................................................                  653,733                  617,588
                                                                                                -----------              -----------
       Total noninterest expenses ................................................                5,963,579                5,637,180
                                                                                                -----------              -----------
Income before income taxes .......................................................                2,564,969                4,559,912
Income tax .......................................................................                  870,025                1,744,257
                                                                                                -----------              -----------
Net income .......................................................................              $ 1,694,944              $ 2,815,655
                                                                                                ===========              ===========
Basic net income per common share* ...............................................              $       .30              $       .47

Diluted net income per common share* .............................................              $       .30              $       .47

Weighted average shares outstanding*
   Basic .........................................................................                5,725,460                5,997,310
   Diluted .......................................................................                5,731,162                6,003,125

*Share and per share amounts have been adjusted to give effect to 10% stock dividends issued in 2007 and 2006.

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                    For the Three Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                   2007                     2006
                                                                                                   ----                     ----
Interest income
   Loans, including fees .........................................................               $7,248,484               $7,017,972
   Investment securities .........................................................                  603,884                  754,967
   Federal funds sold ............................................................                   80,214                  157,673
                                                                                                 ----------               ----------
       Total interest income .....................................................                7,932,582                7,930,612
                                                                                                 ----------               ----------
Interest expense
   Deposits and borrowings .......................................................                4,209,591                3,711,193
                                                                                                 ----------               ----------
Net interest income ..............................................................                3,722,991                4,219,419
Provision for loan losses ........................................................                        -                  305,660
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                3,722,991                3,913,759
                                                                                                 ----------               ----------
Noninterest income
   Service fees on deposit accounts ..............................................                  270,797                  246,401
   Fees on loans sold ............................................................                  104,390                   62,289
   Gain on sale of available for sale securities .................................                        -                    6,953
   Presales fee on property under sales contract .................................                        -                1,390,000
   Bank Owned Life Insurance Earnings ............................................                  134,059                   50,012
   Other .........................................................................                   52,389                   34,949
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                  561,635                1,790,604
                                                                                                 ----------               ----------
Noninterest expenses
   Salaries and employment benefits ..............................................                1,695,064                1,946,188
   Occupancy .....................................................................                  270,696                  209,889
   Furniture and equipment .......................................................                  289,448                  295,591
   Advertising and public relations ..............................................                   32,954                   90,470
   Professional fees .............................................................                  145,442                  111,170
   Travel and entertainment ......................................................                   70,276                   93,460
   Telephone, postage, and supplies ..............................................                  109,768                  109,727
   Other operating expenses ......................................................                  381,043                  374,691
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                2,994,691                3,231,186
                                                                                                 ----------               ----------
Income before income taxes .......................................................                1,289,935                2,473,177
Income tax .......................................................................                  425,903                  993,934
                                                                                                 ----------               ----------
Net income .......................................................................               $  864,032               $1,479,243
                                                                                                 ==========               ==========
Basic net income per common share* ...............................................               $      .15               $      .25

Diluted net income per common share* .............................................               $      .15               $      .25

Weighted average shares outstanding*
   Basic .........................................................................                5,603,193                5,998,400
   Diluted .......................................................................                5,609,052                6,004,231

*Share and per share amounts have been adjusted to give effect to 10% stock dividends issued in 2007 and 2006.

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statement of Changes in
                  Shareholders' Equity and Comprehensive Income
                 For the six months ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                          other
                                                            Common Stock                              comprehensive
                                                            ------------              Retained            income
                                                        Shares          Amount        earnings            (loss)            Total
                                                        ------          ------        --------            ------            -----
Balance, December 31, 2005 .....................     4,954,210     $ 70,267,702     $  3,300,753         $(253,910)     $73,314,545

   Net income for the period ...................                                       2,815,655                          2,815,655

   Other comprehensive loss, net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                          (590,538)        (590,538)
                                                                                                                        -----------

   Comprehensive income ........................                                                                          2,225,117

   Stock dividend ..............................       495,843        4,637,165       (4,637,165)                                 -

   Employee stock purchase plan ................         3,638           70,731                                              70,731

   Issuance of common stock ....................        12,826          273,835                                             273,835
                                                     ---------     ------------     ------------         ---------      -----------

Balance, June 30, 2006 .........................     5,466,517     $ 75,249,433     $  1,479,243         $(844,448)     $75,884,228
                                                     =========     ============     ============         =========      ===========

Balance, December 31, 2006 .....................     5,470,316     $ 75,315,774     $  3,503,162         $ (16,324)     $78,802,612

   Net income for the period ...................                                       1,694,944                          1,694,944

   Other comprehensive loss, net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                          (537,686)        (537,686)
                                                                                                                        -----------

   Comprehensive income ........................                                                                          1,157,258

   Stock dividend ..............................       502,609        4,334,074       (4,334,074)                                 -

   Shares repurchased and retired ..............      (499,718)     (11,079,592)                                        (11,079,592)

   Employee stock purchase plan ................         3,240           64,661                                              64,661
                                                     ---------     ------------     ------------          --------      -----------

Balance, June 30, 2007 .........................     5,476,447     $ 68,634,917     $    864,032         $(554,010)     $68,944,939
                                                     =========     ============     ============         =========      ===========


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                       For the six months ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                       2007                 2006
                                                                                                       ----                 ----
Operating activities
   Net income ............................................................................        $  1,694,944         $  2,815,655
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities
       Decrease in deferred income taxes .................................................             254,011            1,081,161
       Provision for loan losses .........................................................                   -              624,883
       Depreciation and amortization .....................................................             684,516              406,848
       Discount accretion and premium amortization .......................................               3,666              (15,029)
       Gain on sale of securities ........................................................             (91,951)             (39,095)
       Gain on sale of property and equipment ............................................             (25,016)            (377,714)
       Originations of loans held for sale ...............................................         (32,085,429)         (54,133,888)
       Proceeds from sales of loans held for sale ........................................          31,877,945           61,744,446
       (Increase) decrease in value of Bank Owned Life Insurance .........................            (158,532)              11,803
       Increase in other assets ..........................................................            (320,930)            (836,914)
       Decrease in other liabilities .....................................................            (136,375)            (451,391)
                                                                                                  ------------         ------------

         Net cash provided by operating activities .......................................           1,696,849           10,830,765
                                                                                                  ------------         ------------

Investing activities
   Purchases of Federal Home Loan Bank stock .............................................            (348,900)            (207,700)
   Purchases of investment securities available-for-sale .................................         (19,314,414)         (52,828,634)
   Sales, calls, and maturities of investment securities available-for-sale ..............           5,587,460           17,306,990
   Purchases of Bank Owned Life Insurance ................................................         (14,716,988)                   -
   Proceeds from sales of premises and equipment .........................................              34,000            1,672,504
   Purchases of premises and equipment ...................................................          (1,220,743)          (2,986,332)
   Net increase in loans .................................................................          (4,778,433)         (15,507,426)
                                                                                                  ------------         ------------

         Net cash used for investing activities ..........................................         (34,758,018)         (52,550,598)
                                                                                                  ------------         ------------

Financing activities
   Increase in borrowings ................................................................          18,083,278            7,601,687
   Proceeds from issuances of stock ......................................................              64,661              344,566
   Funds used to repurchase stock ........................................................         (11,079,592)                   -
   Net increase (decrease) in deposits ...................................................          (2,240,866)          28,263,105
                                                                                                  ------------         ------------

         Net cash provided by financing activities .......................................           4,827,481           36,209,358
                                                                                                  ------------         ------------

         Decrease in cash and cash equivalents ...........................................         (28,233,688)          (5,510,475)

Cash and cash equivalents, beginning of period ...........................................          38,212,202           31,341,737
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $  9,978,514         $ 25,831,262
                                                                                                  ============         ============

Cash paid during the year for:
   Income taxes ..........................................................................        $    916,715         $  1,552,111

   Interest ..............................................................................        $  8,079,235         $  6,649,329


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

Note 3 - Net Income Per Share

Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." The treasury stock method is used to compute the effect of stock options on the weighted average number of shares outstanding for diluted earnings per share.

In May 2007 and April 2006, the Company declared ten percent stock dividends on the Company's common stock. The weighted average number of shares and all other share data has been restated for all periods presented to reflect these stock dividends.

Note 4 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

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

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

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

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Recently Issued Accounting Standards (continued)

In September 2006, the FASB ratified the consensus reached related to EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance." EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of EITF 06-5 will have a material impact on its financial position, results of operations and cash flows.

In December 2006, the FASB issued a Staff Position ("FSP") on EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years. The Company does not believe the adoption of this FSP will have a material impact on its financial position, results of operations and cash flows.

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

                        SOUTHCOAST FINANCIAL CORPORATION
                           FORWARD LOOKING STATEMENTS

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Results of operations for the period ending June 30, 2007 are not necessarily indicative of the results to be attained for any other period. All share and per share data in this discussion has been adjusted to reflect the 10% stock dividends declared in May 2007 and April 2006.

Results of Operations

The Company's net income for the six months ended June 30, 2007 was $1,694,944, or $.30 per basic share, compared to $2,815,655 or $.47 per basic share, for the six months ended June 30, 2006. The average number of shares for the six months ending June 30, 2007 was 5,725,460 compared to 5,997,310 for the six months ending June 30, 2006.

The Company's net income for the three months ended June 30, 2007 was $864,032 or $.15 per basic share, compared to $1,479,243 or $.25 per basic share, for the three months ended June 30, 2006. The average number of shares for the quarter ending June 30, 2007 was 5,603,193 compared to 5,998,400 for the quarter ending June 30, 2006.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company's earnings. Net interest income was $7,364,428 for the six months ended June 30, 2007, compared to $8,245,553 for the six months ended June 30, 2006.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2007 decreased 3.1 percent to $427.4 million from the $441.2 million reported for the six months ending June 30, 2006. The decrease was mainly attributable to a $13.3 million decrease in average loans. This decrease in average loans was driven by a $34.5 million decrease in average wholesale loans, the result of management's decision to focus on internally generated lending. Average internally generated, non-wholesale loans increased by $21.2 million due to the continued growth of the Charleston market area, the expansion of the Company's branches, and the Company's marketing efforts.

Average interest bearing liabilities for the six months ended June 30, 2007 increased 1.1 percent to $362.3 million from the $358.4 million reported for the six months ending June 30, 2006. The increase was mainly attributable to increases in average other borrowings, primarily Federal Home Loan Bank Advances and Repurchase Agreements, of $25.2 million, and savings and transaction accounts of $10.9 million, offset by a decrease of $32.2 million in average time deposits. Of this decrease, $23.9 million was attributable to a reduction in average wholesale and brokered time deposits. The remaining decrease in average time deposits was due to a competitive rate market for time deposits resulting from economic conditions and increased competition for time deposits driven by several new competitors in our market area.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2007 and 2006.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                          For the six months ended                    For the six months ended
                                                               June 30, 2007                               June 30, 2006
                                                               -------------                               -------------
                                                  Average         Income/       Yield/        Average          Income/        Yield/
                                                  Balance         Expense       Rate(1)       Balance          Expense       Rate(1)
                                                  -------         -------       -------       -------          -------       -------
Assets
   Federal funds sold ..................    $   11,315,365      $   296,901       5.29%   $  11,454,497      $   262,864       4.63%
   Investments - taxable ...............        42,500,336        1,071,830       5.09       46,410,441        1,134,386       4.93
   Investments - nontaxable (2) ........         6,541,727          210,138       6.48        3,033,995           95,213       6.33
                                            --------------      -----------               -------------      -----------
     Total investments and
       federal funds sold ..............        60,357,428        1,578,869       5.28       60,898,933        1,492,463       4.94
   Loans (3) (4) .......................       367,028,261       14,222,400       7.78      380,302,156       13,751,594       7.29
                                            --------------      -----------               -------------      -----------
     Total earning assets ..............       427,385,689       15,801,269       7.42%     441,201,089       15,244,057       6.97
                                                                -----------                                  -----------
     Other assets ......................        45,951,641                                   35,938,137
                                            --------------                                -------------
     Total assets ......................    $  473,337,330                                $ 477,139,226
                                            ==============                                =============
Liabilities
   Savings and
     transaction accounts ..............    $   63,966,053          853,621       2.69    $  53,070,321      $   429,713       1.63
   Time Deposits .......................       192,197,814        4,776,430       5.01      224,372,831        4,601,607       4.14
   Other borrowings ....................        84,520,744        1,900,584       4.53       59,290,240        1,162,171       3.95
   Subordinated Debt ...................        21,655,000          830,556       7.73       21,655,000          770,736       7.18
                                            --------------      -----------               -------------      -----------
     Total interest bearing
       liabilities .....................       362,339,611        8,361,191       4.65      358,388,392        6,964,227       3.92
                                                                -----------                                  -----------
   Non-interest bearing
     liabilities .......................        37,123,942                                   44,151,448
                                            --------------                                -------------
     Total liabilities .................       399,463,553        8,361,191       4.22      402,539,840        6,964,227       3.49
                                                                -----------                                  -----------
   Equity ..............................        73,873,777                                   74,599,386
                                            --------------                                -------------
     Total liabilities
       and equity ......................    $  473,337,330                                $ 477,139,226
                                            ==============                                =============
     Net interest
       income/margin (5) ...............                        $ 7,440,078       3.48                       $ 8,279,830       3.78
                                                                ===========                                  ===========
     Net interest spread (6) ...........                                          2.77%                                        3.05%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non- accruing loans.
(4)  Income includes loan fees of $579,044 in 2007 and $719,810 in 2006.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

As shown above, for the six months ended June 30, 2007 the average yield on earning assets was 7.42 percent, while the average cost of interest bearing liabilities was 4.65 percent. For the six months ended June 30, 2006 the average yield on earning assets was 6.97 percent and the average cost of interest-bearing liabilities was 3.92 percent. The increase in the yield on earning assets and the rates paid on interest bearing liabilities is due to the market interest rate increases over the last year. The net interest margin is computed by annualizing year to date interest income and interest expense, taking the difference, and dividing the resulting figure by average interest earning assets. The net interest margin for the six months ended June 30, 2007 was 3.48 percent compared to 3.78 percent for the six months ended June 30, 2006. The decrease in the net interest margin is primarily attributable to a decrease in average earning assets of $13.8 million between the two periods, coupled with a 73 basis point increase in rates paid on average interest bearing liabilities, compared to a 45 basis point increase in rates on average interest earning assets. The cost of total liabilities was 4.22 percent for the period ending June 30, 2007 compared to 3.49 percent for the period ending June 30, 2006.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net  Interest  Income -  continued

Average earning assets for the three months ending June 30, 2007 decreased 6.68 percent to $422.6 million from the $452.8 million reported for the three months ending June 30, 2006. The decrease was primarily attributable to decreases of $12.3 million in investments and $10.7 million in loans. The decrease in average loans was driven by a $33.5 million decrease in average wholesale loans, partially offset by an increase of $22.8 million in core retail loans.

Average interest bearing liabilities for the three months ending June 30, 2007 decreased 0.37 percent to $365.0 million from the $366.3 million reported for the three months ending June 30, 2006. The decrease was due to increases of $18.1 million and $25.6 million in savings and transaction accounts, and other borrowings, respectively, offset by a decrease of $45.1 million in average time deposits. Average wholesale and brokered time deposits accounted for $37.1 million of this decrease.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended June 30, 2007 and 2006.

                                                     For the three months ended                    For the three months ended
                                                             June 30, 2007                               June 30, 2006
                                                             -------------                               -------------
                                               Average          Income/      Yield/          Average          Income/        Yield/
                                               Balance          Expense      Rate(1)         Balance          Expense        Rate(1)
                                               -------          -------      -------         -------          -------        -------
Assets
   Federal funds sold ..................  $   6,147,130      $    80,214       5.23%     $  13,364,638      $   157,673       4.73%
   Investments - taxable ...............     42,524,032          530,292       5.00         58,121,441          716,885       4.95
   Investments - nontaxable (2) ........      7,050,258          114,988       6.54          3,764,707           59,503       6.34
                                          -------------      -----------                 -------------      -----------
     Total investments and
       federal funds sold ..............     55,721,420          725,494       5.22         75,250,786          934,061       4.98
   Loans (3) (4) .......................    366,850,110        7,248,484       7.89        377,559,922        7,017,972       7.46
                                          -------------      -----------                 -------------      -----------
     Total earning assets ..............    422,571,530        7,973,978       7.54        452,810,708        7,952,033       7.04
                                                             -----------                                    -----------
     Other assets ......................     51,653,946                                     36,152,618
                                          -------------                                  -------------
     Total assets ......................  $ 474,225,476                                  $ 488,963,326
                                          =============                                  =============
Liabilities
   Savings and
     transaction accounts ..............  $  70,887,552      $   491,177       2.78      $  52,778,995      $   217,427       1.65
   Time Deposits .......................    183,281,702        2,302,896       5.04        228,355,607        2,445,266       4.30
   Other Borrowings ....................     89,177,687        1,000,148       4.50         63,558,511          649,695       4.10
   Subordinated Debt ...................     21,655,000          415,370       7.69         21,655,000          398,805       7.39
                                          -------------      -----------                 -------------      -----------
     Total interest bearing
       liabilities .....................    365,001,941        4,209,591       4.63        366,348,113        3,711,193       4.06
                                                             -----------                                    -----------
   Non-interest bearing
     liabilities .......................     37,513,150                                     47,377,155
                                          -------------                                  -------------
     Total liabilities .................    402,515,091        4,209,591       4.19        413,725,268        3,711,193       3.60
                                                             -----------                                    -----------
   Equity ..............................     71,710,385                                     75,238,058
                                          -------------                                  -------------
     Total liabilities
       and equity ......................  $ 474,225,476                                  $ 488,963,326
                                          =============                                  =============
     Net interest
       income/margin (5) ...............                     $ 3,764,387       3.54                         $ 4,240,840       3.76
                                                             ===========                                    ===========
     Net interest spread (6)                                                   2.91%                                          2.98%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non- accruing loans.
(4)  Income includes loan fees of $333,906 in 2007 and $397,850 in 2006.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest  Income - continued

As reflected above, for the three months ended June 30, 2007 the average yield on earning assets was 7.54 percent, while the average cost of interest bearing liabilities was 4.63 percent. For the three months ended June 30, 2006 the average yield on earning assets was 7.04 percent and the average cost of interest-bearing liabilities was 4.06 percent. The increase in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate increases over the last year. The net interest margin for the three months ended June 30, 2007 was 3.54 percent compared to 3.76 percent for the three months ended June 30, 2006. The decrease in the net interest margin is primarily attributable to a decrease in average earning assets of $30.2 million between the two periods, coupled with a 57 basis point increase in rates paid on average interest bearing liabilities, compared to only a 50 basis point increase in rates on average interest earning assets. The cost of total liabilities was 4.19 percent for the three months ended June 30, 2007, compared to 3.60 percent for the three months ended June 30, 2006.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                  Analysis of Changes in Net Interest Income
                                                                                    For the six months ended June 30, 2007
                                                                                   Versus six months ended June 30, 2006 (1)
                                                                                   -----------------------------------------
                                                                               Volume                 Rate               Net Change
                                                                               ------                 ----               ----------
Interest income:
   Federal funds sold ............................................          $    (3,193)          $    37,230           $    34,037
   Investments - taxable .........................................              (95,573)               33,017               (62,556)
   Investments - non taxable (2) .................................              110,079                 4,846               114,925
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................               11,313                75,093                86,406
     Net loans (3) ...............................................             (479,979)              950,785               470,806
                                                                            -----------           -----------           -----------
     Total interest income .......................................             (468,666)            1,025,878               557,212
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................               43,869               380,039               423,908
   Time deposits .................................................             (328,112)              502,935               174,823
   Other borrowings ..............................................              245,910               492,503               738,413
   Subordinated debt .............................................                    -                59,820                59,820
                                                                            -----------           -----------           -----------
     Total interest expense ......................................              (38,333)            1,435,297             1,396,964
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $  (430,333)          $  (409,419)          $  (839,752)
                                                                            ===========           ===========           ===========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Income includes loan fees of $579,044 in 2007 and $719,810 in 2006.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                                                  Analysis of Changes in Net Interest Income
                                                                                    For the three months ended June 30, 2007
                                                                                 Versus three months ended June 30, 2006 (1)
                                                                                 -------------------------------------------
                                                                                Volume                 Rate               Net Change
                                                                                ------                 ----               ----------
Interest income:
   Federal funds sold ............................................            $ (84,215)            $   6,756             $ (77,459)
   Investments - taxable .........................................             (190,268)                3,675              (186,593)
   Investments - non taxable (2) .................................               51,359                 4,126                55,485
                                                                              ---------             ---------             ---------
     Total investments and federal funds sold ....................             (223,124)               14,557              (208,567)
     Net loans (3) ...............................................             (196,883)              427,395               230,512
                                                                              ---------             ---------             ---------
     Total interest income .......................................             (420,007)              441,952                21,945
                                                                              ---------             ---------             ---------
Interest expense:
   Savings and transaction accounts ..............................               73,780               199,970               273,750
   Time deposits .................................................             (477,354)              334,984              (142,370)
   Other borrowings ..............................................              259,001                91,452               350,453
   Subordinated debt .............................................                    -                16,565                16,565
                                                                              ---------             ---------             ---------
     Total interest expense ......................................             (144,573)              642,971               498,398
                                                                              ---------             ---------             ---------
     Net interest income .........................................            $(275,434)            $(201,019)            $(476,453)
                                                                              =========             =========             =========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $333,906 in 2007 and $397,850 in 2006.

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2007 was $1,164,120 compared to $2,576,422 for the six months ended June 30, 2006, a decrease of $1,412,302. Included in noninterest income for the six months ended June 30, 2006 is a $1,390,000 presales fee on a parcel of our property currently under contract to be sold in the fourth quarter of 2007. The fee is not applicable to the purchase price of the property in question and is nonrefundable in the event the sale does not occur. Also included in noninterest income for the six months ended June 30, 2006 is a $377,714 gain on the sale of premises and equipment related to a sale of real estate. These two items of real estate- related noninterest income totaled $0 in 2007 and $1,767,714 in 2006. Partially offsetting the decline in real estate- related noninterest income between the two periods are increases of $52,856 in gains on sales of investment securities and $108,520 in Bank Owned Life Insurance earnings for the six months ended June 30, 2007 when compared to the six months ended June 30, 2006. The increase in Bank Owned Life Insurance earnings between the two periods was driven by purchases of $14.9 million of Bank Owned Life Insurance during the second quarter of 2007. Additionally, fees on loans sold increased by $47,534 between the two periods due to increased mortgage banking activity, and other noninterest income increased by $123,932 between the two periods, primarily due to an award of $125,000 from a lawsuit.

Although the Company has reported income in a number of recent periods related to sales of excess real estate and may continue to do so in future periods, the number and amounts of such transactions are likely to be irregular and shareholders should not expect such transactions or resulting income in each future period.

Noninterest expenses for the six months ended June 30, 2007 were $5,963,579, compared to $5,637,180 for the six months ended June 30, 2006. The increase of $326,399 is mainly attributable to increases in occupancy and furniture and fixture expenses of $211,553 and increases of $140,996 for professional fees. The increases in occupancy and furniture and fixture expenses primarily relate to expenditures associated with the Operations Center placed into service in March 2006, the Charlestowne Mortgage operation, acquired June 30, 2006, the Sam Rittenberg branch location, opened in January 2007, and the Park West branch location, opened in April 2007. The increase in professional fees relates to expenses for loan review consultants incurred in 2007 but not 2006, as well as additional audit and legal fees related to the Company's status as a public company and an accelerated filer subject to Section 404 of the Sarbanes Oxley Act of 2002.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses - continued

Noninterest income for the three months ended June 30, 2007 was $561,635, compared to $1,790,604 for the three months ended June 30, 2006. The decrease is primarily attributable to the aforementioned pre-sales fee of $1,390,000 recognized in 2006, partially offset by an increase in Bank Owned Life Insurance earnings of $84,047 between the two periods.

Noninterest expenses for the three months ended June 30, 2007 were $2,994,691, compared to $3,231,186 for the three months ended June 30, 2006. The decrease of $236,495 is mainly attributable to a $251,124 decrease in salaries and benefits. The decrease in salaries and benefits was due to a $471,125 decrease in bonus expense, partially offset by increases in salaries and benefits due to the staffing needs of the new branch locations and mortgage operation, as well as salary adjustments.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 61.9% of total deposits as of June 30, 2007. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. The Company also has a $15.4 million line of credit with the Bankers Bank of Atlanta, a $10 million line of credit with First Tennessee Bank, a $10 million line of credit with Nexity Bank, and a $5 million line of credit with First American Bank. Management believes that the Company's liquidity sources are adequate to meet normal operating needs.

Loans

Nonfarm, nonresidential real estate loans comprised 22 percent of the total loan portfolio as of June 30, 2007, totaling $82.9 million. Loans secured by real estate for construction and land development totaled $81.9 million, or 22 percent of the portfolio while 1-4 family mortgage loans totaled $158.8 million or 43 percent of the total loan portfolio, as of June 30, 2007. All other real estate loans totaled $7.3 million or 2 percent of the total loan portfolio. Commercial and industrial loans comprised $37.4 million, or 10% of the total loan portfolio. Installment loans and other consumer loans to individuals comprised $3.9 million or 1 percent of the total loan portfolio. The allowance for loan losses was 1.16 percent of loans as of June 30, 2007, compared to 1.19 percent as of December 31, 2006. In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in the loan portfolio. At June 30, 2007, the Company had $1.2 million in loans 90 days delinquent and still accruing interest and $1.9 million of nonaccrual loans. The Company had no "other real estate owned" at this date. The majority of the non-accruing loans are secured by real estate. The following table provides a year to date analysis of activity within the allowance for loan losses:

Balance at December 31, 2006 .................................        $4,364,127
Current Year Loan Loss Provision .............................                 -
Charge- offs:
     Domestic:
       Commercial, financial, and agricultural ...............            60,899
       Installment loans to individuals ......................               399
     Foreign: ................................................                 -
Recoveries:
       Commercial, financial, and agricultural ...............            12,171
       Installment loans to individuals ......................                78
                                                                      ----------
Balance at June 30, 2007 .....................................        $4,315,078
                                                                      ==========

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Deposits

Deposits decreased $2.2 million during the first six months of 2007 to $308.7 million at June 30, 2007. The decrease was attributable to several factors. Noninterest bearing deposits increased $1.9 million and interest bearing deposits decreased by $4.2 million during the first six months of 2007. Certificates of deposit from retail customers increased approximately $11.1 million during the first six months, largely as the result of several certificate of deposit rate specials offered during the second quarter of 2007. Savings and interest bearing transaction accounts increased approximately $23.8 million due to competitive rates and the expansion of our branch network. Brokered and wholesale deposits decreased $39.1 million for the six months ended June 30, 2007 as the Company followed its strategy of reducing its reliance on wholesale funding.

Other Borrowings

Other   borrowings  are  comprised  of  FHLBA   advances.   FHLBA  Advances  are
collateralized by pledged FHLBA stock and certain residential mortgage loans. FHLBA advances are summarized as follows:

              Maturity                     Rate                   Balance
           -----------------               -----            ---------------
           June 2008                       5.40%            $     5,500,000
           November 2008                   5.50%                  2,000,000
           September 2010                  5.55%                  7,000,000
           February 2011                   5.36%                  4,500,000
           November 2011                   4.86%                  2,000,000
           March 2013                      2.91%                  7,500,000
           September 2013                  4.80%                 10,000,000
           June 2014                       3.92%                  2,000,000
           October 2016                    4.25%                  5,000,000
           October 2016                    4.17%                  5,000,000
           November 2016                   4.08%                  5,000,000
           January 2017                    4.35%                  5,000,000
           January 2017                    4.40%                  5,000,000
           January 2017                    4.46%                  5,000,000
           January 2017                    4.60%                  5,000,000
                                                            ---------------

           Balance                                          $    75,500,000
                                                            ===============

Junior Subordinated Debentures

 In two separate transactions in 2002 and another transaction in 2005, we established Southcoast Capital Trusts I, II and III (the "Capital Trusts"), as non-consolidated subsidiaries. The Capital Trusts issued and sold a total of 21,655 floating rate securities, with a $1,000 liquidation amount per security. Institutional buyers bought 21,000 of the floating rate securities denominated as preferred securities and we bought the other 655 floating rate securities which are denominated as common securities. The proceeds of those sales, $21.7 million, were used by the Capital Trusts to buy $21.7 million of junior subordinated debentures from us which are reported on our consolidated balance sheets. Our $655,000 investment in the common securities of the Capital Trusts is included in "Other assets" on our consolidated balance sheets. The preferred securities of the Capital Trusts totaling $21.7 million qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations. See Note 11 to the consolidated financial statements and the information set forth in
Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- - Junior Subordinated Debentures" filed with our Form 10-K for the year ended December 31, 2006, for more information about the terms of the junior subordinated debentures.

On July 2, 2007, the Company retired the securities issued by Southcoast Capital Trust I. The securities totaled $4,125,000 and paid interest at a floating rate of 3 month Libor + 375 basis points.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Capital Resources

The capital base for the Company decreased by $9.9 million for the first six months of 2007, due to our repurchase of 499,718 shares of common stock for an aggregate purchase price of $11.1 million, and other comprehensive loss of $537,686, offset by net income of $1,694,944 and proceeds from stock issuances of $64,661 through our Employee Stock Purchase Plan. The Company's tier one capital to average assets ratio was 19.33 percent as of June 30, 2007 compared to 20.87 percent as of December 31, 2006.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations and the Bank's junior subordinated debt in excess of 25% of the Bank's Tier 1 capital. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Southcoast and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of June 30, 2007, the Company and the Bank exceeded their capital requirements as shown in the following table.

                                                                                        Capital Ratios
                                                                                        --------------
                                                                                       Well Capitalized    Adequately Capitalized
(Dollars in thousands)                                                  Actual            Requirement           Requirement
                                                                        ------            -----------           -----------
                                                                  Amount      Ratio     Amount      Ratio    Amount      Ratio
                                                                 ------      -----     ------      -----    ------      -----
The Bank
  Total capital (to risk-weighted assets) ................      $56,202      16.04%    35,044     10.00%    28,035      8.00%
  Tier 1 capital (to risk-weighted assets) ...............       52,193      14.89%    21,026      6.00%    14,018      4.00%
  Tier 1 capital (to average assets) .....................       52,193      11.66%    22,382      5.00%    17,906      4.00%
The Company
  Total capital (to risk-weighted assets) ................      $95,422      25.24%       N/A       N/A     30,242      8.00%
  Tier 1 capital (to risk-weighted assets) ...............       91,107      24.10%       N/A       N/A     15,121      4.00%
  Tier 1 capital (to average assets) .....................       91,107      19.33%       N/A       N/A     18,856      4.00%

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2007, the Company had issued commitments to extend credit of $36,612,797 and standby letters of credit of $1,275,913 through various types of commercial lending arrangements. Approximately $32,440,302 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2007.

                                                                   After One    After Three
                                                                    Through       Through                   Greater
                                                    Within One       Three        Twelve     Within One      Than
                                                      Month         Months        Months        Year        One Year        Total
                                                      -----         ------        ------        ----        --------        -----
Unused commitments to extend credit ............   $ 2,911,897   $ 3,321,969   $17,722,540   $23,956,406   $12,656,391   $36,612,797
Standby letters of credit ......................             -       361,070       914,843     1,275,913             -     1,275,913
                                                   -----------   -----------   -----------   -----------   -----------   -----------
    Totals .....................................   $ 2,911,897   $ 3,683,039   $18,637,383   $25,232,319   $12,656,391   $37,888,710
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

                        SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

        (c) Issuer Purchases of Equity Securities

                                        (a) Total Number      (b) Average       (c) Total Number of           Maximum Number
                                             of Shares         Price Paid        Shares Purchased as     of Shares that May yet be
      Period                                Purchased          Per Share     Part of Publicly Announced     Purchased Under the
      ------                                                                      Plans or Programs (1)      Plans or Programs
                                        --------------         ---------          ---------------------      -----------------
4/1/07-4/30/07 ..................             10,990             22.50                   10,990                  248,662
5/1/07-5/31/07 ..................            150,696             22.44                  150,696                   97,966
6/1/07-6/30/07 ..................             50,490             20.66                   50,490                   47,476
                                             -------             -----                  -------                  -------
Total ...........................            212,176             20.02                  212,176                   47,476

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

Item 4. Submission of Matters to a vote of Security Holders

  The Company held its annual meeting of shareholders on May 4, 2007. The only matter voted on at the annual meeting was the election of directors with results as follows:

         Directors elected to serve                   Authority      Broker
           a three year term            For           Withheld       non-votes
           -----------------            ---           --------       ---------

           L.  Wayne Pearson        4,552,181         146,731           -

           Robert M. Scott          4,663,968          34,944           -


The following directors were not voted on at the annual meeting and continue to serve until the years indicated: Paul D. Hollen III- 2008; James H. Sexton, Jr.
- 2008; James P. Smith - 2008; Tommy B. Baker - 2009; Stephen F. Hutchinson - 2009; and William A. Coates - 2009.


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

                                                    s/L. Wayne Pearson
Date:    August 1, 2007                    By:      ---------------------------
                                                     L. Wayne Pearson
                                                     Chief Executive Officer


                                                    s/William C. Heslop
Date:    August 1, 2007                    By:      ---------------------------
                                                     William C. Heslop
                                                     Chief Financial Officer

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