Form 10-Q
period 2007-09-30
SOUTHCOAST FINANCIAL CORP
filed 2007-11-09
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
------               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2007

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

     5,020,505 shares of common stock, no par value, as of October 31, 2007

                        SOUTHCOAST FINANCIAL CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006...............................2

         Condensed  Consolidated  Statements  of  Income  -  Nine  months  ended
           September 30, 2007 and 2006 and three months ended September 30, 2007 and 2006...............................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2007 and 2006................................................................4

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006................5

Notes to Condensed Consolidated Financial Statements..................................................................6-8

Forward Looking Statements..............................................................................................9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................10-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................19

Item 4. Controls and Procedures........................................................................................19

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................20

Item 6.  Exhibits .....................................................................................................20

Signatures ............................................................................................................21

                        SOUTHCOAST FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                 September 30,         December 31,
                                                                                                     2007                  2006
                                                                                                     ----                  ----
                                                                                                  (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $   7,034,992        $   7,008,202
     Federal funds sold ..................................................................                   -           31,204,000
                                                                                                 -------------        -------------
       Total cash and cash equivalents ...................................................           7,034,992           38,212,202
   Investment securities
     Available for sale ..................................................................          50,701,853           42,577,683
     Federal Home Loan Bank Stock, at cost ...............................................           4,366,700            3,882,800
                                                                                                 -------------        -------------
       Total investment securities .......................................................          55,068,553           46,460,483
   Loans held for sale ...................................................................             242,586              139,516
   Loans, net of allowance of $4,315,078 and $4,364,127 ..................................         365,703,093          363,246,406
   Property and equipment, net ...........................................................          25,779,844           25,125,834
   Bank owned life insurance .............................................................          17,703,954            2,631,881
   Other assets ..........................................................................           6,272,345            6,039,218
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 477,805,367        $ 481,855,540
                                                                                                 =============        =============

Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  35,004,698        $  34,693,747
     Interest bearing ....................................................................         268,020,367          276,198,958
                                                                                                 -------------        -------------
       Total deposits ....................................................................         303,025,065          310,892,705
   Federal funds purchased ...............................................................           6,565,900                    -
   Securities sold under agreements to repurchase ........................................           7,744,237            1,840,719
   Other borrowings ......................................................................          78,500,000           66,000,000
   Junior subordinated debentures ........................................................          17,530,000           21,655,000
   Other liabilities .....................................................................           2,431,364            2,664,504
                                                                                                 -------------        -------------
       Total liabilities .................................................................         415,796,566          403,052,928
                                                                                                 -------------        -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  5,020,505 shares
     outstanding at September 30, 2007 and 5,470,316 at December 31, 2006) ...............          60,309,135           75,315,774
   Retained earnings .....................................................................           1,874,730            3,503,162
   Accumulated other comprehensive loss ..................................................            (175,064)             (16,324)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................          62,008,801           78,802,612
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 477,805,367        $ 481,855,540
                                                                                                 =============        =============


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                     For the Nine months ended          For the Three months ended
                                                                            September 30,                       September 30,
                                                                            -------------                       -------------
                                                                       2007              2006               2007             2006
                                                                       ----              ----               ----             ----
Interest income
   Loans, including fees ...................................       $21,470,899       $20,952,717       $ 7,248,499       $ 7,201,123
   Investment securities ...................................         1,969,230         2,113,996           762,912           918,674
   Federal funds sold ......................................           358,259           322,324            61,358            59,460
                                                                   -----------       -----------       -----------       -----------
       Total interest income ...............................        23,798,388        23,389,037         8,072,769         8,179,257
                                                                   -----------       -----------       -----------       -----------
Interest expense
   Deposits and borrowings .................................        12,960,254        11,106,217         4,599,063         4,141,990
                                                                   -----------       -----------       -----------       -----------
Net interest income ........................................        10,838,134        12,282,820         3,473,706         4,037,267
   Provision for loan losses ...............................                 -           722,465                 -            97,582
                                                                   -----------       -----------       -----------       -----------
Net interest income after provision
   for loan losses .........................................        10,838,134        11,560,355         3,473,706         3,939,685
                                                                   -----------       -----------       -----------       -----------
Noninterest income
   Service fees on deposit accounts ........................           780,816           721,323           291,432           229,493
   Fees on loans sold ......................................           263,243           257,633            60,493           102,417
   Gain on sale of available for sale securities ...........           255,954            88,128           164,003            49,033
   Gain on sale of premises and equipment ..................            25,016           377,714                 -                 -
   Presales fee on property under sales contract ...........                 -         1,390,000                 -                 -
   Bank owned life insurance earnings ......................           355,085            72,260           196,553            22,248
   Other ...................................................           240,710           221,766            44,223           149,211
                                                                   -----------       -----------       -----------       -----------
       Total noninterest income ............................         1,920,824         3,128,824           756,704           552,402
                                                                   -----------       -----------       -----------       -----------
Noninterest expenses
   Salaries and employment benefits ........................         4,935,028         4,941,890         1,511,610         1,482,859
   Occupancy ...............................................           834,648           641,927           297,021           250,884
   Furniture and equipment .................................           869,362           774,543           302,112           272,262
   Advertising and public relations ........................           121,432           257,712            28,508            92,408
   Professional fees .......................................           414,051           350,134            92,354           169,433
   Travel and entertainment ................................           219,832           277,448            76,275           155,464
   Telephone, postage and supplies .........................           331,846           324,984           108,473           125,736
   Other operating expenses ................................         1,022,457           891,066           368,724           273,478
                                                                   -----------       -----------       -----------       -----------
       Total noninterest expenses ..........................         8,748,656         8,459,704         2,785,077         2,822,524
                                                                   -----------       -----------       -----------       -----------
Income before income taxes .................................         4,010,302         6,229,475         1,445,333         1,669,563
   Income tax ..............................................         1,304,660         2,356,784           434,635           612,527
                                                                   -----------       -----------       -----------       -----------
Net income .................................................       $ 2,705,642       $ 3,872,691       $ 1,010,698       $ 1,057,036
                                                                   ===========       ===========       ===========       ===========
Basic net income per common share ..........................       $      0.49       $      0.65       $      0.19       $      0.18
Diluted net income per common share ........................       $      0.49       $      0.64       $      0.19       $      0.18
Weighted average shares outstanding
   Basic ...................................................         5,554,195         6,003,734         5,217,249         6,015,596
   Diluted .................................................         5,559,507         6,009,280         5,221,717         6,020,576

*Share and per share amounts have been adjusted to give effect to 10% stock dividends issued in 2007 and 2006.

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
    Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income For the nine months ending September 30, 2007 and 2006
                                   (Unaudited)

                                                                                                    Accumulated
                                                                                                       other
                                                              Common Stock                          comprehensive
                                                              ------------             Retained         income
                                                         Shares          Amount        earnings         (loss)              Total
                                                         ------          ------        --------         ------              -----
Balance, December 31, 2005 ......................      4,954,210    $ 70,267,702    $  3,300,753       $    (253,910)  $ 73,314,545

   Net income for the period ....................                                      3,872,691                          3,872,691

   Other comprehensive income
     net of tax,
   Unrealized holding gains
     on securities available for sale ...........                                                           284,844         284,844
                                                                                                                       ------------

   Comprehensive income .........................                                                                         4,157,535

   Stock dividend ...............................        495,843       4,637,165      (4,637,165)                                 -

   Employee stock purchase plan .................          5,845         108,317                                            108,317

   Issuance of common stock .....................         12,826         273,835                                            273,835
                                                       ---------    ------------    ------------       -------------   ------------

Balance, September 30, 2006 .....................      5,468,724    $ 75,287,019    $  2,536,279       $      30,934   $ 77,854,232
                                                       =========    ============    ============       =============   ============

Balance, December 31, 2006 ......................      5,470,316    $ 75,315,774    $  3,503,162       $     (16,324)  $ 78,802,612

   Net income for the period ....................                                      2,705,642                          2,705,642

   Other comprehensive loss,
     net of tax
   Unrealized holding losses
     on securities available for sale ...........                                                          (158,740)       (158,740)
                                                                                                                       ------------

   Comprehensive income .........................                                                                         2,546,902

   Stock dividend ...............................        502,609       4,334,074      (4,334,074)                                 -

   Shares repurchased and retired ...............       (957,497)    (19,443,547)                                       (19,443,547)

   Employee stock purchase plan .................          5,077         102,834                                            102,834
                                                       ---------    ------------    ------------       -------------   ------------

Balance, September 30, 2007 .....................      5,020,505    $ 60,309,135    $  1,874,730       $    (175,064)  $ 62,008,801
                                                       =========    ============    ============       =============   ============





            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                       For the nine months ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                       2007                  2006
                                                                                                       ----                  ----
Operating activities
   Net income ............................................................................        $  2,705,642         $  3,872,691
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities
     Decrease in deferred income taxes ...................................................             371,008              835,629
     Provision for loan losses ...........................................................                   -              722,465
     Depreciation and amortization .......................................................           1,014,086              640,375
     Discount accretion and premium amortization .........................................              (9,654)            (100,988)
     Gain on sale of securities ..........................................................            (255,954)             (88,128)
     Gain on sale of property and equipment ..............................................             (25,016)            (377,714)
     Originations of loans held for sale .................................................         (40,816,193)         (77,159,768)
     Proceeds from sales of loans held for sale ..........................................          40,713,123           85,853,260
     Increase in value of Bank owned life insurance ......................................            (355,085)             (10,445)
     Increase in other assets ............................................................            (592,225)          (1,104,475)
     Increase(decrease) in other liabilities .............................................            (233,140)             267,692
                                                                                                  ------------         ------------

         Net cash provided by operating activities .......................................           2,516,592           13,350,594
                                                                                                  ------------         ------------

Investing activities
   (Purchases) sales of Federal Home Loan Bank stock .....................................            (483,900)             197,300
   Purchases of investment securities available-for-sale .................................         (26,551,342)         (53,203,846)
   Sales, calls, and maturities of investment securities available-for-sale ..............          18,522,130           25,586,794
   Purchases of Bank Owned Life Insurance ................................................         (14,716,988)                   -
   Proceeds from sales of premises and equipment .........................................              34,000            1,001,298
   Purchases of premises and equipment ...................................................          (1,677,080)          (4,617,582)
   Net (increase) decrease in loans ......................................................          (2,456,687)             289,435
                                                                                                  ------------         ------------

         Net cash used for investing activities ..........................................         (27,329,867)         (30,746,601)
                                                                                                  ------------         ------------

Financing activities
   Increase(decrease) in borrowings ......................................................          24,969,418           (7,424,908)
   Decrease in junior subordinated debentures ............................................          (4,125,000)                   -
   Proceeds from issuances of stock ......................................................             102,834              382,152
   Funds used to repurchase stock ........................................................         (19,443,547)                   -
   Net increase(decrease) in deposits ....................................................          (7,867,640)           9,945,677
                                                                                                  ------------         ------------

         Net cash provided(used) by financing activities .................................          (6,363,935)           2,902,921
                                                                                                  ------------         ------------

         Increase(decrease) in cash and cash equivalents .................................         (31,177,210)         (14,493,086)

Cash and cash equivalents, beginning of period ...........................................          38,212,202           31,341,737
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $  7,034,992         $ 16,848,651
                                                                                                  ============         ============

Cash paid during the year for:
   Income taxes ..........................................................................        $  1,314,715         $  2,919,325
   Interest ..............................................................................        $ 12,721,667         $ 10,308,453


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

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion--1967." EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

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

Note 5 - Commitments and Contingencies

In May 2006 the Company entered into a sales contract on two parcels of land contiguous to its branch location on John's Island. The land has a cost basis of $2,837,178. Under the agreement the Company agreed to sell the land, comprising approximately 13.21 acres, to the purchaser for the sum of $5,735,000. The agreement specifies a closing date on or before September 30, 2007, which can be extended for a cost of $15,000 per month through December 31, 2007. These monthly payments are nonrefundable and not applicable to the purchase price. After December 31, 2007, the buyer may further extend the closing through December 31, 2008, by making monthly payments of $30,000. Half of the monthly extension cost would be applicable to the purchase price and half would not be applicable. The purchaser also paid the Company a nonrefundable presales fee of $1,390,000 that is not applicable to the purchase price. The Company recognized the presales fee as an item of noninterest income during 2006. At September 30, 2007, the sale had not yet closed.

                        SOUTHCOAST FINANCIAL CORPORATION

                           FORWARD LOOKING STATEMENTS

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economies of the  Company's  market areas;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in this report and in any other reports that we file with the Securities and Exchange Commission under the Securities Act of 1934.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Results of operations for the period ending September 30, 2007 are not necessarily indicative of the results to be attained for any other period. All share and per share data in this discussion has been adjusted to reflect the 10% stock dividends declared in May 2007 and April 2006.

Results of Operations

The Company's net income for the nine months ended September 30, 2007 was $2,705,642 or $0.49 per basic share, compared to $3,872,691 or $0.65 per basic share, for the nine months ended September 30, 2006. The average number of basic shares outstanding for the nine months ending September 30, 2007 was 5,554,195, compared to 6,003,734 for the nine months ending September 30, 2006.

The Company's net income for the three months ended September 30, 2007 was $1,010,698 or $0.19 per basic share, compared to $1,057,036 or $0.18 per basic share, for the three months ended September 30, 2006. The average number of basic shares outstanding for the quarter ending September 30, 2007 was 5,217,249, compared to 6,015,596 for the quarter ending September 30, 2007.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was
$10,838,134 for the nine months ended September 30, 2007, compared to $12,282,820 for the nine months ended September 30, 2006.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the nine months ending September 30, 2007 decreased $21.5 million, or 4.8 percent, to $424.4 million from the $445.9 million reported for the nine months ending September 30, 2006. The decrease was primarily attributable to a $14.7 million decrease in average loans. This decrease in average loans was driven by a $33.4 million decrease in average purchased loans, the result of management's decision to focus on internally generated lending. Average internally generated loans increased by $18.7 million due to the continued growth of the Charleston market area, the expansion of the Company's branches, and the Company's marketing efforts.

Average interest bearing liabilities for the nine months ending September 30, 2007 increased $3.0 million, or 0.8 percent, to $367.9 million from the $364.9 million reported for the nine months ending September 30, 2006. The increase was due to increases in average interest bearing checking, savings, and money market accounts and other borrowings of $15.7 million and $21.9 million, respectively, offset by decreases in average time deposits and subordinated debt of $32.6 million and $2.1 million, respectively. The decrease in average time deposits was primarily attributable to a decrease in brokered and wholesale deposits totaling $27.2 million, the result of management's decision to rely less on wholesale deposit funding. The remaining decrease of $5.4 million in average time deposits was due to a competitive rate market for time deposits resulting from economic conditions and increased competition for time deposits driven by several new competitors in our market area. The decrease in average subordinated debt was attributable to the early retirement of $4.1 million in trust preferred securities on July 2, 2007.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2007 and 2006. The decrease in net interest income is due to the decrease in the volume of average earning assets having exceeded the decrease in the volume of average interest bearing liabilities, and an increase in average rates on interest bearing liabilities in excess of the increase in average rates on interest earning assets. A primary contributor to the average volume and rate on interest bearing liabilities for the nine months ended September 30, 2007 was the Company's repurchase of stock during 2007. The stock repurchase contributed to a reduction in average shareholders' equity of $5.2 million, which was replaced primarily by higher cost interest bearing liabilities.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                      For the nine months ended                       For the nine months ended
                                                        September 30, 2007                               September 30, 2006
                                                        ------------------                               ------------------
                                           Average            Income/        Yield/          Average            Income/      Yield/
                                           Balance            Expense        Rate(1)         Balance            Expense      Rate(1)
                                           -------            -------        -------         -------            -------      -------
Assets
   Federal funds sold ..............   $   9,136,582      $     358,259       5.24%          9,105,608      $     322,324      4.73%
   Investments- taxable ............      41,114,024          1,704,878       5.54          52,629,941          1,993,485      5.06
   Investments- non taxable(2) .....       8,668,969            413,050       6.37           3,995,623            163,895      5.48
                                       -------------      -------------                  -------------      -------------
     Total investments and
       Federal funds sold ..........      58,919,575          2,476,187       5.62          65,731,172          2,479,704      5.04
   Loans(3) (4) ....................     365,518,948         21,470,899       7.85         380,182,844         20,952,717      7.37
                                       -------------      -------------                  -------------      -------------
     Total earning assets ..........     424,438,523         23,947,086       7.54         445,914,016         23,432,421      7.03
                                                          -------------                                     -------------
     Other assets ..................      51,656,955                                        37,409,471
                                       -------------                                     -------------
     Total assets ..................   $ 476,095,478                                     $ 483,323,487
                                       =============                                     =============
Liabilities
   Savings and
       transaction accounts ........   $  68,528,696      $   1,505,648       2.94       $  52,837,210      $     665,889      1.68
   Time deposits ...................     195,862,210          7,432,786       5.07         228,435,634          7,332,370      4.29
   Other borrowings ................      83,894,536          2,853,164       4.55          61,972,791          1,905,364      4.11
   Subordinated debt ...............      19,592,500          1,168,656       7.97          21,655,000          1,202,594      7.42
                                       -------------      -------------                  -------------      -------------
     Total interest bearing
       liabilities .................     367,877,942         12,960,254       4.71         364,900,635         11,106,217      4.07
                                                          -------------                                     -------------
   Non-interest bearing
     liabilities ...................      37,811,829                                        42,837,851
                                       -------------                                     -------------
     Total liabilities .............     405,689,771         12,960,254       4.27         407,738,486         11,106,217      3.64
                                                          -------------                                     -------------
   Shareholders' equity ............      70,405,707                                        75,585,001
                                       -------------                                     -------------
     Total liabilities and
       shareholders' equity ........   $ 476,095,478                                     $ 483,323,487
                                       =============                                     =============
     Net interest
       income/margin (5) ...........                      $  10,986,832       3.45%                         $  12,326,204      3.70%
                                                          =============                                     =============
     Net interest spread (6) .......                                          2.83%                                            2.96%

(1)  Annualized
(2)  Tax equivalent yield for nont axable  investments  assuming a 36% tax rate.
(3)  Does not include non-accruing loans
(4)  Includes loan fees of $851,171 in 2007 and $1,002,602 in 2006.
(5)  Net interest income divided by total interest earning assets.
(6) Total interest earning assets yield less total interest bearing liabilities rate.

As reflected above, for the nine months ended September 30, 2007 the average yield on earning assets was 7.54 percent, while the average cost of interest bearing liabilities was 4.71 percent. For the nine months ended September 30, 2006 the average yield on earning assets was 7.03 percent and the average cost of interest-bearing liabilities was 4.07 percent. The increase in the yield on earning assets is attributable to the rise in market rates of interest over the last year. The increase in the cost of interest bearing liabilities is a result of maturing lower yield certificates and other borrowings being replaced by higher yield certificates and other borrowings and the increases in market interest rates over the last year. The net interest margin is computed by subtracting year to date interest expense from interest income, annualizing the result, and dividing the resulting figure by average interest earning assets. The net interest margin for the nine months ended September 30, 2007 was 3.45 percent compared to 3.70 percent for the nine months ended September 30, 2006. The decrease in the net interest margin is primarily attributable to a decrease in average earning assets of $21.5 million between the two periods, coupled with a 64 basis point increase in rates paid on average interest bearing liabilities, compared to a 51 basis point increase in rates on average interest earning assets. The cost of average total liabilities was 4.27 percent for the period ending September 30, 2007 compared to 3.64 percent for the period ending September 30, 2006.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

Average earning assets for the quarter ended September 30, 2007 decreased $36.8 million, or 8.1 percent, to $418.5 million from the $455.3 million reported for the three months ending September 30, 2006. The decrease was attributable to decreases of $19.7 million and $17.4 million, respectively, in average investments and average loans. The decrease in average loans was driven by a $31.2 million decrease in average purchased loans, partially offset by an increase of $13.8 million in internally generated loans.

Average interest bearing liabilities for the quarter ended September 30, 2007 increased $3.1 million, or 0.8 percent, to $381.0 million from the $377.9 million reported for the quarter ended September 30, 2006. The increase was due to increases in average interest bearing checking, savings, and money market accounts and other borrowings of $25.3 million and $15.3 million, respectively, offset by decreases in average time deposits and subordinated debt of $33.4 million and $4.1 million, respectively. The decrease in average time deposits was solely attributable to a decrease in average brokered and wholesale deposits totaling $33.6 million, and the decrease in average subordinated debt was attributable to the early retirement of $4.1 million in trust preferred securities on July 2, 2007.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued


The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended September 30, 2007 and 2006. The decrease in net interest income is due to a $36.8 million reduction in average earning assets, partially offset by a 20 basis point improvement in the Company's net interest spread.


                                                    For the quarter ended                                For the quarter ended
                                                      September 30, 2007                                   September 30, 2006
                                                      ------------------                                   ------------------
                                                   Average        Income/        Yield/         Average          Income/     Yield/
                                                   Balance        Expense        Rate(1)        Balance          Expense     Rate(1)
                                                   -------        -------        -------        -------          -------     -------
Assets
   Federal funds sold                       $      4,779,016  $      61,358       5.09%   $      4,407,830  $      59,460      5.35%
   Investments - taxable                          38,341,399        633,048       6.55          65,068,941        859,099      5.24
   Investments- non taxable(2)                    12,923,453        202,912       6.23           5,918,879        102,959      6.90
                                            ----------------  -------------               ----------------  -------------
     Total investments and
       federal funds sold                         56,043,868        897,318       6.35          75,395,650      1,021,518      5.38
   Loans (3)(4)                                  362,500,322      7,248,499       7.93         379,944,220      7,106,293      7.42
                                            ----------------  -------------               ----------------  -------------
     Total earning assets                        418,544,190      8,145,817       7.72         455,339,870      8,127,811      7.08
                                                              -------------                                 -------------
     Other assets                                 63,067,583                                    40,352,137
                                            ----------------                              ----------------
     Total assets                           $    481,611,773                              $    495,692,007
                                            ================                              ================
Liabilities
   Savings and
       transaction accounts                 $     77,653,982  $     652,027       3.33%   $     52,370,989  $     236,176      1.79%
   Time deposits                                 203,191,002      2,656,356       5.19         236,561,240      2,730,763      4.58
   Other borrowings                               82,642,120        952,580       4.57          67,337,893        743,193      4.38
   Subordinated debt                              17,530,000        338,100       7.65          21,655,000        431,858      7.91
                                            ----------------  -------------               ----------------  -------------
     Total interest bearing
       liabilities                               381,017,104      4,599,063       4.79         377,925,122      4,141,990      4.35
                                                              -------------                                 -------------
   Non-interest bearing
     liabilities                                  39,187,603                                    40,210,658
                                            ----------------                              ----------------
     Total liabilities                           420,204,707      4,599,063       4.34         418,135,780      4,141,990      3.93
                                                              -------------                                 -------------
   Shareholders' equity                           61,407,066                                    77,556,227
                                            ----------------                              ----------------
     Total liabilities and
       shareholders' equity                 $    481,611,773                              $    495,692,007
                                            ================                              ================
     Net interest
       income/margin (5)                                      $   3,546,754       3.36%                     $   3,985,821      3.47%
                                                              =============                                 =============
     Net interest spread (6)                                                      2.93%                                        2.73%

(1)  Annualized
(2)  Tax equivalent yield for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non-accruing loans.
(4)  Includes loan fees of $272,127 in 2007 and $282,792 in 2006.
(5)  Net interest income divided by total interest earning assets.
(6) Total interest earning assets yield less total interest bearing liabilities rate.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

As reflected above, for the quarter ended September 30, 2007 the average yield on earning assets was 7.72 percent, while the average cost of interest bearing liabilities was 4.79 percent. For the quarter ended September 30, 2006 the average yield on earning assets was 7.08 percent and the average cost of interest-bearing liabilities was 4.35 percent. The increase in the yield on earning assets is attributable to the increases in market rates of interest over the last 12 months. The increase in the cost of interest bearing liabilities is a result of maturing lower yield certificates of deposits and other borrowings being replaced with higher yield certificates and other borrowings and increases in market rates of interest. The net interest margin for the three months ended September 30, 2007, was 3.36 percent compared to 3.47 percent for the three months ended September 30, 2006. The decrease in the net interest margin is primarily attributable to the decrease in average earning assets of $36.8 million, coupled with a $3.1 million increase in average interest bearing liabilities. The increase in average interest bearing liabilities was necessitated by the current year's stock repurchase plan, reflected in the decrease in average shareholders' equity of $16.1 million between the quarter ended September 30, 2007 and the quarter ended September 30, 2006. The Company retired stock totaling $19.4 million through the nine months ended September 30, 2007 as a result of the repurchase. Additionally, the company has purchased $14.7 million of additional Bank owned life insurance during the first nine months of the year. Though these policies generate income, they are not classified as interest earning assets. The income they produce is classified as noninterest income. While yields on average interest earning assets for the quarter ended September 30, 2007 increased by 64 basis points over the quarter ended September 30, 2006, rates paid on average interest bearing liabilities for the quarter ended September 30, 2007 increased by only 44 basis points over the quarter ended September 30, 2006, leading to a 20 basis point improvement in the net interest spread to 2.93% for the quarter ended September 30, 2007, as compared to 2.73% for the quarter ended September 30, 2006. This improvement in net interest spread mitigated the drop in margin caused by changes in volume of average interest earning assets and average interest bearing liabilities. The cost of total liabilities was 4.34 percent for the quarter ended September 30, 2007, compared to 3.93 percent for the quarter ended September 30, 2006.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                   Analysis of Changes in Net Interest Income
                                                                                  For the nine months ended September 30, 2007
                                                                                  Versus nine months ended September 30, 2006(1)
                                                                                  ----------------------------------------------
                                                                                Volume                Rate               Net Change
                                                                                ------                ----               ----------
Interest income:
   Federal funds sold ............................................          $     1,096           $    34,839           $    35,935
   Investments - taxable .........................................             (436,193)              147,586              (288,607)
   Investments - non taxable .....................................              191,694                57,461               249,155
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................             (243,403)              239,886                (3,517)
     Net loans (2) ...............................................             (808,160)            1,326,342               518,182
                                                                            -----------           -----------           -----------
     Total interest income .......................................           (1,051,563)            1,566,228               514,665
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................              197,754               642,005               839,759
   Time deposits .................................................           (1,045,548)            1,145,964               100,416
   Other borrowings ..............................................              673,988               273,812               947,800
   Subordinated debt .............................................             (114,539)               80,601               (33,938)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................             (288,345)            2,142,382             1,854,037
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $  (763,218)          $  (576,154)          $(1,339,372)
                                                                            ===========           ===========           ===========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2) Includes loan fees of $851,171 and $1,002,602 for the nine months ended September 30, 2007 and 2006

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                                                     Analysis of Changes in Net Interest Income
                                                                                      For the quarter ended September 30, 2007
                                                                                    Versus quarter ended September 30, 2006 (1)
                                                                                    -------------------------------------------
                                                                                Volume                 Rate              Net Change
                                                                                ------                 ----              ----------
Interest income:
   Federal funds sold ............................................            $   5,007             $  (3,109)            $   1,898
   Investments - taxable .........................................             (352,881)              126,830              (226,051)
   Investments - non taxable .....................................              121,845               (21,892)               99,953
                                                                              ---------             ---------             ---------
     Total investments and federal funds sold ....................             (226,029)              101,829              (124,200)
     Net loans (2) ...............................................             (326,262)              468,468               142,206
                                                                              ---------             ---------             ---------
     Total interest income .......................................             (552,291)              570,297                18,006
                                                                              ---------             ---------             ---------

Interest Expense:

   Savings and transaction accounts ..............................              114,018               301,833               415,851
   Time deposits .................................................             (385,212)              310,805               (74,407)
   Other borrowings ..............................................              168,909                40,478               209,387
   Subordinated debt .............................................              (82,263)              (11,495)              (93,758)
                                                                              ---------             ---------             ---------

     Total interest expense ......................................             (184,548)              641,621               457,073
                                                                              ---------             ---------             ---------
     Net interest income .........................................            $(367,743)            $ (71,324)            $(439,067)
                                                                              =========             =========             =========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2) Includes loan fees of $272,127 and $282,792 for the quarters ended September 30, 2007 and 2006.

Noninterest Income and Expenses

Noninterest  income for the nine months ended  September 30, 2007 was $1,920,824 compared to $3,128,824 for the nine months ended September 30, 2006. The decrease of $1,208,000 is attributable to two non-regularly recurring transactions that occurred during the nine months ended September 30, 2006. The first is receipt of a $1,390,000 presales fee on a parcel of our property currently under contract to be sold in the fourth quarter of 2007. The fee is not applicable to the purchase price of the property and is nonrefundable in the event the sale does not occur. The second non-regularly recurring transaction is a $377,714 gain on the sale of premises and equipment related to a sale of real estate. Gains on sales of premises and equipment for the nine months ended September 30, 2007 were $25,016. During the nine months ended September 30, 2007, earnings on Bank Owned Life Insurance totaled $355,085, an increase of $282,825 over the $72,260 in earnings on Bank Owned Life Insurance for the nine months ended September 30, 2006. This was due to the $14.7 million of Bank Owned Life Insurance purchased during the first nine months of 2007. Also partially offsetting the decline in noninterest income was $255,954 in gains on sale of available for sale securities for the nine months ended September 30, 2007, an increase of $167,826 over the year ago period. Finally, fees on deposit accounts totaled $780,816 and $721,323 for the nine months ended September 30, 2007 and September 30, 2006, respectively, an increase of $59,493.

Noninterest expenses for the nine months ended September 30, 2007 were $8,748,656, compared to $8,459,704 for the nine months ended September 30, 2006. The increase of $288,952, or 3.4 percent, is mainly attributable to increases in occupancy and furniture and fixture expenses of $287,540. The increases in occupancy and furniture and fixture expenses primarily relate to expenditures associated with the Operations Center placed into service in March 2006, the Charlestowne Mortgage operation, acquired June 30, 2006, the Sam Rittenberg branch location, opened in January 2007, and the Park West branch location, opened in April 2007.

Noninterest income for the quarter ended September 30, 2007 was $756,704, compared to $552,402 for the quarter ended September 30, 2006, an increase of $204,302. This increase is the result of an increase in Bank Owned Life Insurance earnings of $174,305, as well as increased gains on sales of available for sale securities of $114,970. Other noninterest income decreased $104,988 due primarily to a decrease in dividend income received on a mezzanine financing

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Noninterest Income and Expenses - continued

investment  fund.  The  dividend  income  on this  fund for the  quarters  ended
September  30,  2007  and  September  30,  2006  totaled   $5,000  and  $117,647
respectively, a decrease of $112,647.

Noninterest expenses for the quarter ended September 30, 2007 were $2,785,077, compared to $2,822,524 for the quarter ended September 30, 2006. The decrease of $37,447 is attributable to several factors. Professional fees decreased by $77,079 between the two periods due to loan review and Sarbanes Oxley implementation costs incurred during the third quarter of 2006. Advertising expense decreased by $63,900 between the two periods due to decreases in television and billboard advertising. Offsetting these decreases were increases in occupancy and furniture and equipment expenses of $75,987 due to two additional branch locations in service during the quarter ended September 30, 2007.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within our bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and totaled $167.8 million, or 55.4% of total deposits as of September 30, 2007. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. Our Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. We also have a $15.4 million line of credit with the Bankers Bank of Atlanta, a $17 million line of credit with Nexity Bank, a $10 million line of credit with First Tennessee Bank, and a $5 million line of credit with First American Bank. Management believes that our liquidity sources are adequate to meet our normal operating needs.

Loans

Nonfarm, nonresidential loans totaling $85.5 million made up 23% of total loans at September 30, 2007. Construction and land development loans totaled $76.5 million, or 21% of the loan portfolio. All other real estate loans (primarily residential mortgage loans) comprised $168.7 million, or 45% of the portfolio. Commercial and industrial loans totaled $35.6 million, or 10% of total loans. Finally, installment and consumer loans totaled $3.7 million, or 1% of total loans. The allowance for loan losses was 1.17% of total loans as of September 30, 2007, compared to 1.19% as of December 31, 2006. In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our bank's loan portfolio. At September 30, 2007, the Company had $1.9 million in loans 90 days delinquent and still accruing interest and $122,731 in other real estate owned and had $2.6 million of non-accruing loans. Of the $1.9 million in loans 90 days delinquent and still accruing interest, one loan totaling $1,049,927 in principal was paid off in full subsequent to quarter end. The majority of non-accruing loans are secured by real estate. There were no other loans that management had determined to be potential problem loans at September 30, 2007. The following table provides a year to date analysis of activity within the allowance for loan losses:

Balance at December 31, 2006 .................................        $4,364,127
Current Year Loan Loss Provision .............................                 -
Charge- offs:
   Domestic:
     Commercial, financial, and agricultural .................            60,899
     Installment loans to individuals ........................               399
     Foreign:
Recoveries:
     Commercial, financial, and agricultural .................            12,171
     Installment loans to individuals ........................                78
                                                                      ----------
Balance at September 30, 2007 ................................        $4,315,078
                                                                      ==========

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Deposits

Deposits decreased $7.9 million during the first nine months of 2007 to $303.0 million at September 30, 2007. The decrease was attributable to several factors. Noninterest bearing deposits increased $310,951 and interest bearing deposits decreased $8.2 million during the first nine months of 2007. Certificates of deposit from retail customers increased $2.2 million during the first nine months, largely as a result of several certificate of deposit rate specials offered throughout the year. Savings and interest bearing transaction accounts increased $26.1 million due to municipal deposits rolled into money market accounts from certificates of deposit, competitive rates, and the expansion of our branch network. Brokered deposits decreased $36.5 million for the nine months ended September 30, 2007 as the Company followed its strategy of reducing its reliance on wholesale funding.

Other Borrowings

Other   borrowings  are  comprised  of  FHLBA   advances.   FHLBA  Advances  are
collateralized by pledged FHLBA stock and certain residential mortgage loans. FHLBA advances are summarized as follows:

             Maturity                     Rate                     Balance
    -----------------------      ---------------------        ---------------
      June 2008                          4.90%                $     5,500,000
      July 2008                          5.44%                      8,000,000
      November 2008                      5.00%                      2,000,000
      September 2010                     5.55%                      7,000,000
      February 2011                      5.51%                      4,500,000
      November 2011                      4.86%                      2,000,000
      March 2013                         2.91%                      7,500,000
      September 2013                     5.06%                     10,000,000
      June 2014                          3.92%                      2,000,000
      October 2016                       4.25%                      5,000,000
      November 2016                      4.08%                      5,000,000
      January 2017                       4.35%                      5,000,000
      January 2017                       4.40%                      5,000,000
      January 2017                       4.46%                      5,000,000
      January 2017                       4.60%                      5,000,000
                                                              ---------------

      Balance                                                 $    78,500,000
                                                              ===============

Junior Subordinated Debentures

In two separate transactions in 2002 and another transaction in 2005, we established Southcoast Capital Trusts I, II and III (the "Capital Trusts"), as non-consolidated subsidiaries. The Capital Trusts issued and sold a total of 21,655 floating rate securities, with $1,000 liquidation amount per security. Institutional buyers bought 21,000 of the floating rate securities denominated as preferred securities and we bought the other 655 floating rate securities which are denominated as common securities. The proceeds of those sales, $21.7 million, were used by the Capital Trusts to buy $21.7 million of junior subordinated debentures from us which are reported on our consolidated balance sheets. On July 2, 2007, the Company retired the securities issued by Southcoast Capital Trust I. The securities totaled $4,125,000 and paid interest at a floating rate of 3 month Libor + 375 basis points. Our $530,000 investment in the common securities of the remaining Capital Trusts is included in "Other assets" on our consolidated balance sheets. The preferred securities of the Capital Trusts totaling $17.5 million qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations. See Note 11 to the consolidated financial statements and the information set forth in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- - Junior Subordinated Debentures" filed with our Form 10-K for the year ended December 31, 2006, for more information about the terms of the junior subordinated debentures.

Capital Resources

Our Company's capital base decreased by $16.8 million for the first nine months of 2007, due to our repurchase of 957,497 shares of common stock for an aggregate purchase price of $19.4 million, and other comprehensive loss of $158,740, offset by net income of $2,705,642 and proceeds from stock issuance through our Employee Stock Purchase Plan of $102,834. The Company's tier one

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Capital  Resources - continued

capital to average assets ratio was 16.72 percent as of September 30, 2007 compared to 20.87 percent as of December 31, 2006.

The Federal Reserve Board and FDIC require bank holding companies and banks to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations and our junior subordinated debt in excess of 25% of our Tier 1 capital. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. We and our bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of September 30, 2007, we and the bank exceeded our capital requirements levels as shown in the following table.

                                                                                       Capital Ratios
                                                                                       --------------
                                                                                      Well Capitalized      Adequately Capitalized
(Dollars in thousands)                                            Actual                 Requirement              Requirement
                                                                  ------                 -----------              -----------
                                                           Amount       Ratio        Amount       Ratio        Amount      Ratio
                                                           ------       -----        ------       -----        ------      -----
The Bank
  Total capital (to risk-weighted assets) ............  $  57,376       16.30%    $  35,200       10.00%    $   28,160     8.00%
  Tier 1 capital (to risk-weighted assets) ...........     53,367       15.16        21,120        6.00         14,080     4.00
  Tier 1 capital (to average assets) .................     53,367       11.60        23,010        5.00         18,408     4.00
The Company
  Total capital (to risk-weighted assets) ............  $  83,982       22.35%          N/A         N/A     $   30,063     8.00%
  Tier 1 capital (to risk-weighted assets) ...........     79,667       21.20           N/A         N/A         15,032     4.00
  Tier 1 capital (to average assets) .................     79,667       16.72           N/A         N/A         19,054     4.00

Off Balance Sheet Risk

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that it will not suffer a loss if our customer fails to meet a contractual obligation to the third party. At September 30, 2007, we had issued commitments to extend credit of $38.6 million and standby letters of credit of $990,460 through various types of commercial lending arrangements. Approximately $35.5 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2007.

                                                              After One     After Three
                                                               Through        Through                       Greater
                                                Within One      Three         Twelve       Within One        Than
                                                   Month       Months         Months          Year          One Year        Total
                                                   -----       ------         ------          ----          --------        -----
Unused commitments to extend credit ........   $ 6,238,741  $ 2,872,101  $  13,920,080  $  23,030,922   $  15,551,051  $  38,581,973
Standby letters of credit ..................        91,070      111,451        773,909        976,430          14,030        990,460
                                               -----------  -----------  -------------  -------------   -------------  -------------
    Totals .................................   $ 6,329,811  $ 2,983,552  $  14,693,989  $  24,007,352   $  15,565,081  $  39,572,433
                                               ===========  ===========  =============  =============   =============  =============

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the amounts shown in the table above do not necessarily reflect the Company's need for funds in the periods shown. Further, through its various sources of liquidity, the Company believes it will be able to fund these obligations as they arise. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the company's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 16, 2007. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4. - Controls and Procedures

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

                        SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        (c) Issuer Purchases of Equity Securities


                                         (a) Total Number    (b) Average         (c) Total  Number             Maximum Number
                                             of Shares          Price Paid     Shares Purchased as       of Shares that May yet be
             Period                          Purchased          Per Share    Part of Publicly Announced     Purchased Under the
                                                                                Plans or Programs (1)        Plans or Programs
7/1/07-7/31/07 ..........................        2,729             20.21              2,729                     602,378
8/1/07-8/31/07 ..........................      455,050             18.26            455,050                     147,328

Total ...................................      457,779             18.27            457,779                     147,328

(1) On January 19, 2007, the Board of Directors authorized the repurchase of up to 547,194 shares, or 10%, of the Company's common stock. The Company announced the repurchase plan on January 23, 2007. On July 24, 2007, the Board of Directors authorized the repurchase of an additional 10% of its outstanding stock. The Company announced the additional repurchase plan on July 25, 2007. Stock dividends occurring subsequent to the authorizations are included in the authorizations. Purchases will be made in the open market and block trades will be permitted, all in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

Item 6.  Exhibits

3-2 Bylaws, as amended September 13, 2007(incorporated by reference to Form 8-K filed September 14, 2007)
31-1 Rule 13a-14(a) Certifications of CEO
31-2 Rule 13a-14(a) Certifications of CFO
32   Section 1350 Certification

                        SOUTHCOAST FINANCIAL CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:    November 9, 2007                        By:  s/L. Wayne Pearson
                                                      --------------------------
                                                      L. Wayne Pearson
                                                      Chief Executive Officer



Date:    November 9, 2007                        By:  s/William C. Heslop
                                                      --------------------------
                                                      William C. Heslop
                                                      Chief Financial Officer

                        SOUTHCOAST FINANCIAL CORPORATION


Exhibit Index

3.2 Bylaws, as amended September 13, 2007(incorporated by reference to Form 8-K filed September 14, 2007)

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