Form 10-K
period 2007-12-31
SOUTHCOAST FINANCIAL CORP
filed 2008-03-07
CIK 1083689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007                  File Number 0-25933

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

          Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer" "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer [ ]    Accelerated filer [X]

        Non-accelerated filer [ ]      Smaller reporting company [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         The aggregate market value of the Common Stock held by non-affiliates on June 29, 2007, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $100,081,613. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As  of  February  28,  2008,   there  were  4,719,300   shares  of  the
Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2007 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................      2
Item 1A  Risk Factors ...................................................      9
Item 1B  Unresolved Staff Comments ......................................     12
Item 2   Properties .....................................................     12
Item 3   Legal Proceedings ..............................................     12
Item 4   Submission of Matters to a Vote of Security Holders ............     12
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ............     13
Item 6   Selected Financial Data ........................................     13
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operation ...........................     13
Item 7A  Quantitative and Qualitative Disclosures
           About Market Risk ............................................     13
Item 8   Financial Statements and Supplementary Data ....................     13
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     13
Item 9A  Controls and Procedures ........................................     14
Item 9B  Other Information ..............................................     15
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........     15
Item 11  Executive Compensation .........................................     15
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     15
Item 13  Certain Relationships and Related Transactions,
            and Director Independence ...................................     16
                                     Part IV
Item 14  Principal Accountant Fees and Services..........................     16
Item 15  Exhibits and Financial Statement Schedules .....................     16

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

         Forward-looking statements include, but are not limited to, statements with respect to management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

         All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict,"
"could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economies of the  Company's  market areas;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
     o    credit risks;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                                     PART I

Item 1.  Business.

General

         Southcoast Financial Corporation (the "Company") is a South Carolina corporation organized in 1999 under the laws of South Carolina for the purpose of being a holding company for Southcoast Community Bank (the "Bank"). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company and the Company became the owner of all of the outstanding capital stock of the Bank. The Company presently engages in no significant business other than that of owning the Bank and has no employees.

         The Bank is a South Carolina state bank incorporated in June, 1998, which commenced operations as a commercial bank in July, 1998. The Bank operates from its offices in Mt. Pleasant, Charleston, Moncks Corner, Johns Island, Summerville, Goose Creek and North Charleston, South Carolina. The main office is located at 530 Johnnie Dodds Boulevard, in Mt. Pleasant; other Mt. Pleasant offices are located at 602 Coleman Boulevard and 3305 South Morgan's Point Road; the Charleston offices are located at 802 Savannah Highway and 1654 Sam Rittenberg Boulevard; the Moncks Corner office is located at 337 East Main
Street; the Johns Island office is located at 530 Maybank Highway; the Summerville office is located at 302 N. Main Street; the Goose Creek office is located at 597 Old Mount Holly Road; and the North Charleston office is located at 8420 Dorchester Road. Charlestowne Mortgage, the Company's mortgage business, is located at 21-F Gamecock Avenue in Charleston.

         The Bank offers a full array of commercial banking services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. Most of the Bank's deposits are attracted from individuals and small businesses. The Bank does not offer trust services.

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

         Real estate construction loans typically consist of financing for the construction of 1-4 family dwellings and some non-farm, non-residential real estate. Usually, loan-to-value ratios for these loans are limited to 80% and permanent financing commitments are required prior to the advancement of loan proceeds.

         Management believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans made to any particular individuals, industries or groups of related individuals or industries, and no foreign loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in the Bank's service areas within Charleston, Dorchester and Berkeley Counties of South Carolina. The economy of these areas is diversified and does not depend on any single industry or group of related industries. Approximately 90% of loans are secured by real estate located in those three counties or other coastal areas of South Carolina.

         Other services the Bank offers include residential mortgage loan origination services, safe deposit boxes, business courier service, night depository service, telephone banking, VISA and MasterCard brand credit cards, tax deposits, travelers checks and 24-hour automated teller machines. The ATMs are part of the Intercept network.

         At March 1, 2008, the Bank employed 111 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the Charleston - North Charleston MSA. As of June 30, 2007, 29 banks, savings and loans, and savings banks with 193 branch locations competed in the Charleston - North Charleston MSA. As of June 30, 2007, the Bank held 3.65% of total deposits in the MSA of $8.8 billion.

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

Available Information

         The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company does not have a website, and does not presently make its filings available through the Bank's website, www.southcoastbank.com. Such filings are not posted to the website because it is primarily used by the Bank to conduct its business, the Bank has only a small staff available to update and monitor the website, and the Company's filings are readily available on the SEC website without charge. Persons who are unable to obtain such filings from the SEC website may obtain free copies from the Company upon request.

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

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in its best interest. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, ranging from, for example, a prohibition on the taking of brokered deposits to the termination of deposit insurance by the FDIC or the appointment of a receiver for the Bank.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2007.

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Effective January 1, 2007, rates range between 5 and 43 cents per $100 in assessable deposits.


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

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

         We began operating in July 1998 and have grown from $92.1 million in total assets at December 31, 2000 (the end of our first year of profitable operations) to $500.9 million in total assets at December 31, 2007, an increase of 444%. Although we do not expect to continue to grow as fast in the future as we have in the past, it is our intention to attempt to rapidly expand our asset base. Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

         Our continued pace of growth or regulatory requirements may require us to raise additional capital in the future, but that capital may not be available when it is needed or be available on favorable terms.

         We anticipate that our capital resources following our 2005 stock offering will continue to satisfy our capital requirements for the foreseeable future. Nevertheless, we may need to raise additional capital to support additional growth or to meet regulatory requirements. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

         Our net income includes income from the sale of excess property acquired in connection with new branch locations, and may not be indicative of our future income or our ability to realize gains from our real estate.

         From time to time, we have significant net gains from the sale of property and equipment resulting primarily from the sale and presale of excess real estate acquired in connection with our establishment of new branch locations. Such gains are due, in part, to the amount of real estate we have had to purchase to secure branch sites that we believed were attractive for our operations, as well as the growth of our markets and the related increases in real property values. We are not in the business of acquiring real estate for resale, and may not realize any gains from real estate sales in the future.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-bearing assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Beginning September 18, 2007, the Federal Reserve has decreased interest rates five times through February 29, 2008, for a total decrease of 2.25%. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interest rates.


                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may limit your ability to sell your stock.

         Our common stock is traded on the Nasdaq Capital Market under the symbol "SOCB." Since January 1, 2007, the average weekly trading volume has been approximately 60,275 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

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

         We have never paid cash dividends and do not plan to pay cash dividends in the foreseeable future. We plan to use the funds that might otherwise be available to pay dividends to expand our business.

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

Item 1B.  Unresolved Staff Comments.

         The Company has not received written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 within the 180 days before the end of its 2007 fiscal year.

Item 2.  Properties.

         The Company owns the real property at 530-534 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 3305 South Morgan's Point Road, Mt. Pleasant; 802 Savannah Highway, Charleston; 337 East Main Street, Moncks Corner; 597 Old Mount Holly Road, Goose Creek; and 8420 Dorchester Road, North Charleston. The Company leases the property at 203 N. Main Street, Summerville; 1654 Sam Rittenberg Boulevard, Charleston; 530 Maybank Highway, Johns Island; and 21-F Gamecock Avenue, Charleston, South Carolina. All properties are believed to be well suited for the Company's needs.

         In 2007, the Bank acquired a parcel of real property and a building in the Hilton Head area of South Carolina. The Bank is making improvements to the site and exploring its options with respect to the property. In 2006, the Company acquired a parcel of real property in Hilton Head and a parcel in Bluffton, South Carolina, with a view to opening branches at those locations. Because of changes in market conditions since the Company entered into binding contracts for the purchase of these two properties, however, the Company has slowed its expansion plans for the area and has not yet entered into construction contracts on either parcel.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2007.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The information set forth under the caption "Corporate Data -- Common Stock and Dividends" in the Registrant's Annual Report to Shareholders for the year ended December 31, 2007 (the "2007 Annual Report"), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth under
Item 12 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

         The Company did not sell any securities during the year ended December 31, 2007 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  (c) Total Number               (d) Maximum
                                                                    of Shares (or                Number (or
                         (a) Total               (b)              Units) Purchased           Approximate Dollar
                         Number of             Average               as Part of             Value) of Shares (or
       Period            Shares (or          Price Paid               Publicly               Units) that May Yet
                           Units)             Per Share            Announced Plans           Be Purchased Under
                         Purchased            (or Unit)              or Programs                the Plans or
                                                                                                  Programs
--------------------- ----------------- ---------------------- ------------------------ ------------------------------
10/1-10/31/07               -0-                    -0-                    -0-                   147,328

11/1-11/30/07            10,710                 $15.06                 10,710                   136,618

12/1-12/31/07             9,074                 $13.92                  9,074                   127,544

Total

         On January 19, 2007, the Board of Directors authorized the repurchase of up to 601,735 shares, or 10%, of the Company's outstanding common stock. The Company announced the repurchase plan on January 23, 2007, and the repurchases were completed with respect to the entire authorization on August 9, 2007. On July 24, 2007, the Board of Directors authorized the repurchase of an additional 10% of its outstanding stock. The Company announced the additional repurchase plan on July 25, 2007. Stock dividends occurring subsequent to the authorizations were included in both authorizations. The authorizations required that purchases be made in the open market and permited block trades, all in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The July 24, 2007 repurchase plan does not have an expiration date.

Item 6. Selected Financial Data

         The information set forth under the caption "Selected Consolidated Financial Data" in the 2007 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information set forth under the caption "Management's Discussion and Analysis" in the 2007 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information set forth under the captions "Management's Discussion and Analysis -- Market Risk - Interest Rate Sensitivity" and "-- Off Balance Sheet Arrangements" in the 2007 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

         The Consolidated Financial Statements, including Notes thereto, in the 2007 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference. Supplementary financial information is set forth in Note 27 to such financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Elliott Davis, LLC, which had served as the Company's independent auditors since its organization, resigned as of April 17, 2006 because the firm's independence would terminate as a result of the Company's agreeing to employ one of Elliott Davis' accountants as its Chief Financial Officer upon the retirement of Robert M. Scott as Chief Financial Officer on May 12, 2006. Neither of Elliott Davis' reports on the Company's financial statements for the past two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and any subsequent interim period preceding such resignation there were no disagreements with Elliott Davis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Elliott Davis, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

         On May 9, 2006, the Audit Committee engaged Clifton D. Bodiford, CPA, to audit the Company's consolidated financial statements for the year ended December 31, 2006. During the Company's two most recent fiscal years, and any subsequent interim period prior to May 9, 2006, neither the Company nor anyone on the Company's behalf consulted Mr. Bodiford with respect to any accounting matter.

         The Audit Committee decided not to engage Mr. Bodiford's firm to audit its consolidated financial statements for the year ended December 31, 2007, and instead, decided to re-engage Elliott Davis, LLC because of that firm's long-standing prior relationship with the Company. Elliott Davis' loss of independence was limited to the one year period from termination of Mr. Heslop's employment with Elliott Davis and his employment by the Company as its Chief Financial Officer until the date of initiation of the 2007 audit by Elliott Davis, which did not begin until December 2007. The report of Mr. Bodiford's firm on the Company's financial statements for the year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's most recent fiscal year and any subsequent interim period preceding such resignation there were no disagreements with Mr. Bodiford's firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Mr. Bodiford's firm, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

         On February 7, 2007, the Audit Committee engaged Elliott Davis, LLC to audit its consolidated financial statements for the year ended December 31, 2007. During the Company's most recent fiscal year, and any subsequent interim period prior to February 7, 2007, neither the Company nor anyone on its behalf consulted Elliott Davis with respect to any accounting matter.

Item 9A.  Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective.

Management's Annual Report on Internal Control over Financial Reporting

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

         Management has assessed the effectiveness of Southcoast Financial Corporation's internal control over financial reporting as of December 31, 2007. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework." Based on our assessment, management has concluded that, as of December 31, 2007, internal control over financial reporting was effective.

         Elliott Davis, LLC, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting, and a copy of its report is included with this report.

Attestation Report of the Registered Public Accounting Firm

         The "Report of Independent Registered Public Accounting Firm" of Elliott Davis, LLC, dated February 26, 2008, that precedes the Company's Consolidated Audited Financial Statements in the 2007 Annual Report, which report is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2007 that was not so disclosed.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Election of Directors -- Directors and Nominees" "-- Executive Officers," and "Committees of our Board of Directors -- Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2008 Annual Meeting of Shareholders (the "2008 Proxy Statement") is incorporated herein by reference.

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

Item 11. Executive Compensation.

         The information set forth under the caption "Management Compensation" in the 2008 Proxy Statement is incorporated herein by reference; provided, however, pursuant to the Instructions to Item 407(e)(5) of Regulation S-K the "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of our Management" in the 2008 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2007 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))(1)
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                        10,980                       $13.90                         271,805

Equity compensation
plans not approved
by security holders                        -0-                         -0-                              -0-
                                        ------                       ------                         -------
Total                                   10,980                       $13.90                         271,805
                                        ======                       ======                         =======

(1)  Includes  246,626  shares  remaining   available  for  issuance  under  the
     Company's 2005 Employee Stock Purchase Plan, and 25,179 shares remaining available for issuance under the Company's 1999 Stock Option Plan.

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence.

         The information set forth under the captions "Governance Matters -- Director Independence" and "Certain Relationships and Related Transactions" in the 2008 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

         The information set forth under the captions "Independent Registered Public Accounting Firm - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2008 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) - Reports of Current and Former Independent Registered Public Accounting Firms
        - Consolidated Balance Sheets
        - Consolidated Statements of Income
        - Consolidated Statements of Shareholders Equity and Comprehensive
          Income
        - Consolidated Statements of Cash Flows
        - Notes to Consolidated Financial Statements
   (2)  Financial Statement Schedules - None
   (3)  Exhibits - Please see Exhibit Index for a list of exhibits

                                    SIGNATURE

         Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Southcoast Financial Corporation


March 5, 2008                 By: s/L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


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


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----


--------------------------               Director                                           March __, 2008
Tommy B. Baker

s/William A. Coates
--------------------------               Director                                           March 5, 2008
William A. Coates

s/Paul D. Hollen, III
--------------------------               Executive Vice President, Director                 March 5, 2008
Paul D. Hollen, III

s/Stephen F. Hutchinson
--------------------------               Director                                           March 5, 2008
Stephen F. Hutchinson

s/L. Wayne Pearson
--------------------------               Chairman, Chief Executive Officer, Director        March 5, 2008
L. Wayne Pearson

s/William C. Heslop
--------------------------               Senior Vice President and Chief Financial          March 5, 2008
William C. Heslop                        Officer

s/Robert M. Scott
--------------------------               Director                                           March 5, 2008
Robert M. Scott

s/James H. Sexton
--------------------------               Director                                           March 5, 2008
James H. Sexton

s/James P. Smith
--------------------------               Director                                           March 5, 2008
James P. Smith

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant, as amended September 13, 2007(9)
4.1            Form of Common Stock Certificate(3)
10.1           1999 Stock Option Plan(2)
10.2           Form of Stock Option Agreement(3)
10.3           Amended and Restated  Declaration of Trust among the  Registrant,
               Wells Fargo Delaware Trust  Company,  Wells Fargo Bank,  National
               Association,  L. Wayne Pearson,  Robert A. Daniel, Jr. and Robert
               M. Scott, dated as of May 3, 2002 (4)
10.4           Amended and Restated Trust Agreement among  Southcoast  Financial
               Corporation,  The  Bank  of  New  York,  The  Bank  of  New  York
               (Delaware),  L. Wayne Pearson,  Paul D. Hollen, III and Robert M.
               Scott, dated as of December 16, 2002(5)
10.5           Form of Employment  Agreements between the Company and each of L.
               Wayne Pearson, Paul D. Hollen, III, Robert M. Scott and Robert A.
               Daniel, Jr., dated as of August 12, 2003, and William B. Seabrook dated as of July 15, 2004(6)
10.6           Form of Employment  Agreement  between the Company and William C.
               Heslop, dated as of May 12, 2006 (7)
10.7           Southcoast  Financial  Corporation  2005 Employee  Stock Purchase
               Plan (8)
10.8           Junior  Subordinated  Indenture between Registrant and Wilmington
               Trust Company dated as of August 5, 2005 (9)
10.9           Guarantee  Agreement  between  Registrant  and  Wilmington  Trust
               Company, dated as of August 5, 2005 (9)
10.10          Placement  Agreement among Registrant,  Southcoast  Capital Trust
               III and Credit Suisse First Boston LLC dated as of August 5, 2005
               (9)
10.11          Form of Endorsement  Split Dollar  Agreement  between the Company and each of L. Wayne  Pearson,  Paul D. Hollen,  III,  William C.
               Heslop, Robert A. Daniel, and William B. Seabrook, dated December
               13, 2007(10)
10.12          Form of Endorsement  Split Dollar  Agreement  between the Company and  each of  Tommy B.  Baker,  William  A.  Coates,  Stephen  F.
               Hutchinson, Robert M. Scott, James H. Sexton, and James P. Smith,
               dated December 13, 2007(10)
13             Portions of the Annual Report to Shareholders for the Year  Ended
               December 31, 2007 incorporated by reference into this Form 10-K
21             Subsidiaries of Registrant
23.1           Consent of Elliott Davis, LLC
23.2           Consent of Clifton D. Bodiford, C.P.A.
31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to exhibits to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(4) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2002.
(5) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2002.
(6) Incorporated by reference to exhibits to Form SB-2 filed August 3, 2003 (File No. 333-108480).
(7) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended June 30, 2006.
(8) Incorporated by reference to exhibits to Form S-8, filed September 9, 2005 (File No. 333-128197).
(9)  Incorporated  by reference to exhibit to Form 8-K filed September 14, 2007.
(10) Incorporated  by reference to exhibits to Form 8-K filed December 19, 2007.