Form 10-Q
period 2008-03-31
SOUTHCOAST FINANCIAL CORP
filed 2008-05-09
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ------           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2008

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                     Accelerated filer  [X]

Non-accelerated filer  [ ]                       Smaller reporting company  [ ]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

 State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      4,679,859 shares of common stock, no par value, as of April 30, 2008

                        SOUTHCOAST FINANCIAL CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------                                                                                     --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2008 and December 31, 2007...................................2

         Condensed Consolidated Statements of Income - Three months ended March 31, 2008 and 2007.......................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2008 and 2007...................................................................4

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and 2007...................5

         Notes to Condensed Consolidated Financial Statements.........................................................6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................10-17

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.....................................................17

Item 4.   Controls and Procedures......................................................................................17

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..................................................17

Item 6.  Exhibits .....................................................................................................17

Signatures ............................................................................................................18

Exhibit Index .........................................................................................................19


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                     March 31,        December 31,
                                                                                                       2008               2007
                                                                                                       ----               ----
                                                                                                    (Unaudited)         (Audited)
Assets
   Cash and cash equivalents:
     Cash and due from banks ..............................................................       $  22,327,321       $   7,033,156
     Federal funds sold ...................................................................           1,176,000           3,774,000
                                                                                                  -------------       -------------
         Total cash and cash equivalents ..................................................          23,503,321          10,807,156
   Investment securities
     Available for sale ...................................................................          63,173,205          58,467,574
     Federal Home Loan Bank Stock, at cost ................................................           4,734,500           4,141,700
                                                                                                  -------------       -------------
         Total investment securities ......................................................          67,907,705          62,609,274
   Loans held for sale ....................................................................                   -             384,000
   Loans, net of allowance of $4,239,647 and $4,297,337 ...................................         381,076,191         374,116,734
   Property and equipment, net ............................................................          26,687,352          26,735,228
   Company owned life insurance ...........................................................          20,673,106          20,467,919
   Other assets ...........................................................................           6,049,678           5,731,776
                                                                                                  -------------       -------------

       Total assets .......................................................................       $ 525,897,353       $ 500,852,087
                                                                                                  =============       =============

Liabilities
   Deposits
     Noninterest-bearing ..................................................................       $  30,821,218       $  32,607,181
     Interest bearing .....................................................................         324,243,023         310,147,640
                                                                                                  -------------       -------------

       Total deposits .....................................................................         355,064,241         342,754,821

   Securities sold under agreements to repurchase .........................................          10,880,459           7,730,401
   Advances from Federal Home Loan Bank ...................................................          86,000,000          73,500,000
   Junior subordinated debentures .........................................................          10,310,000          10,310,000
   Other liabilities ......................................................................           4,137,852           3,815,558
                                                                                                  -------------       -------------

       Total liabilities ..................................................................         466,392,552         438,110,780
                                                                                                  -------------       -------------

Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  4,717,500 shares
     outstanding at March 31, 2008 and 5,009,903 at December 31, 2007) ....................          56,098,927          60,157,384
   Retained earnings ......................................................................           3,342,060           2,597,714
   Accumulated other comprehensive income (loss) ..........................................              63,814             (13,791)
                                                                                                  -------------       -------------

       Total shareholders' equity .........................................................          59,504,801          62,741,307
                                                                                                  -------------       -------------
       Total liabilities and shareholders' equity .........................................       $ 525,897,353       $ 500,852,087
                                                                                                  =============       =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                      For the Three months ended
                                                                March 31,
                                                                ---------
                                                          2008             2007
                                                          ----             ----
Interest income
   Loans, including fees ...........................    $6,834,242    $6,973,916
   Investment securities ...........................       818,167       602,434
   Federal funds sold ..............................        11,677       216,687
                                                        ----------    ----------
       Total interest income .......................     7,664,086     7,793,037
                                                        ----------    ----------
Interest expense
   Deposits and borrowings .........................     4,210,892     4,151,600
                                                        ----------    ----------
Net interest income ................................     3,453,194     3,641,437
    Provision for loan losses ......................       381,047             -
                                                        ----------    ----------
Net interest income after provision
   for loan losses .................................     3,072,147     3,641,437
                                                        ----------    ----------
Noninterest income
   Service fees on deposit accounts ................       268,667       218,587
   Fees on loans sold ..............................        75,242        98,360
   Gain on sale of available for sale securities ...       153,465        91,951
   Gain on sale of property and equipment ..........             -        13,000
   Company owned life insurance earnings ...........       205,187        24,473
   Other ...........................................        91,984       156,114
                                                        ----------    ----------
       Total noninterest income ....................       794,545       602,485
                                                        ----------    ----------
Noninterest expenses
   Salaries and employment benefits ................     1,723,443     1,728,354
   Occupancy .......................................       282,386       266,931
   Furniture and equipment .........................       292,403       277,802
   Advertising and public relations ................        10,476        59,970
   Professional fees ...............................        95,388       176,255
   Travel and entertainment ........................        53,627        73,281
   Telephone, postage and supplies .................       104,282       113,605
   Other operating expenses ........................       360,832       272,690
                                                        ----------    ----------
       Total noninterest expenses ..................     2,922,837     2,968,888
                                                        ----------    ----------
Income before income taxes .........................       943,855     1,275,034
    Income tax .....................................       199,509       444,122
                                                        ----------    ----------
Net income .........................................    $  744,346    $  830,912
                                                        ==========    ==========
Basic net income per common share ..................    $     0.16    $     0.14
Diluted net income per common share ................    $     0.16    $     0.14
Weighted average shares outstanding
   Basic ...........................................     4,792,108     5,849,085
   Diluted .........................................     4,792,108     5,854,599

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                            and Comprehensive Income
               For the three months ending March 31, 2008 and 2007
                                   (Unaudited)

                                                                                                          Accumulated
                                                                                                             other
                                                                  Common Stock                           comprehensive
                                                                 ------------             Retained          income
                                                             Shares         Amount        earnings          (loss)        Total
                                                             ------         ------        --------          ------        -----
Balance, December 31, 2006 ..........................      5,470,316    $ 75,315,774    $  3,503,162    $    (16,324)   $78,802,612

   Net income for the period ........................                                        830,912                        830,912

   Other comprehensive income
     net of taxes of $42,976:
       Unrealized holding gains
       on securities available for sale .............                                                         76,401         76,401

   Less reclassification adjustment for
      gains included in net income, net of
      taxes of $33,103 ..............................                                                        (58,849)       (58,849)
                                                                                                                        -----------

   Comprehensive income .............................                                                                       848,464

   Stock dividend ...................................        518,440       4,334,074      (4,334,074)                             -

    Shares repurchased and retired ..................       (287,542)     (6,407,901)                                    (6,407,901)

   Employee stock purchase plan .....................          1,622          28,548                                         28,548
                                                           ---------    ------------    ------------    ------------    -----------

Balance, March 31, 2007 .............................      5,702,836    $ 73,270,495    $          -    $      1,228    $73,271,723
                                                           =========    ============    ============    ============    ===========


Balance, December 31, 2007 ..........................      5,009,903    $ 60,157,384    $  2,597,714    $    (13,791)   $62,741,307

   Net income for the period ........................                                        744,346                        744,346

   Other comprehensive income
       net of taxes of $98,900:
         Unrealized holding gains
         on securities available for sale ...........                                                        175,823        175,823

    Less reclassification adjustment for
       gains included in net income, net of
       taxes of $55,247 .............................                                                        (98,218)       (98,218)
                                                                                                                        -----------

   Comprehensive income .............................                                                                       821,951

   Shares repurchased and retired ...................       (295,152)     (4,097,630)                                    (4,097,630)

   Employee stock purchase plan .....................          2,749          39,173                                         39,173
                                                           ---------    ------------    ------------    ------------    -----------


Balance, March 31, 2008 .............................      4,717,500    $ 56,098,927    $  3,342,060    $     63,814    $59,504,801
                                                           =========    ============    ============    ============    ===========

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      For the three months ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                         2008                2007
                                                                                                         ----                ----
Operating activities
   Net income ............................................................................        $    744,346         $    830,912
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities
       Deferred income taxes .............................................................              45,767              403,119
       Provision for loan losses .........................................................             381,047                    -
       Depreciation and amortization .....................................................             257,667              374,511
       Discount accretion and premium amortization .......................................              (8,910)              (4,301)
       Gain on sale of securities ........................................................            (153,465)             (91,951)
       Gain on sale of property and equipment ............................................                   -              (13,000)
       Originations of loans held for sale ...............................................         (14,972,238)         (20,506,677)
       Proceeds from sales of loans held for sale ........................................          15,356,238           20,315,256
       Increase in value of Company Owned Life Insurance .................................            (205,187)             (24,473)
       Increase in other assets ..........................................................            (376,868)            (536,243)
       Increase in other liabilities .....................................................             322,295              338,637
                                                                                                  ------------         ------------

         Net cash provided by operating activities .......................................           1,390,692            1,085,790
                                                                                                  ------------         ------------

Investing activities
    Purchases of Federal Home Loan Bank stock ............................................            (592,800)            (596,400)
    Purchases of investment securities available-for-sale ................................         (12,134,327)          (3,371,123)
    Sales, calls, and maturities of investment securities available-for-sale .............           8,028,805            3,147,890
    Proceeds from sales of premises and equipment ........................................                   -               13,000
    Purchases of  premises and equipment .................................................            (209,791)            (853,790)
    Net (increase) decrease in loans .....................................................          (7,687,435)           3,621,350
                                                                                                  ------------         ------------

         Net cash provided by (used for) investing activities ............................         (12,595,548)           1,960,927
                                                                                                  ------------         ------------

Financing activities
   Increase in borrowings ................................................................          15,650,058           19,084,580
   Proceeds from issuance of stock .......................................................              39,173               28,548
   Funds used to repurchase stock ........................................................          (4,097,630)          (6,407,901)
   Net increase(decrease) in deposits ....................................................          12,309,420          (31,744,590)
                                                                                                  ------------         ------------

         Net cash provided (used) by financing activities ................................          23,901,021          (19,039,363)
                                                                                                  ------------         ------------

         Increase (decrease) in cash and cash equivalents ................................          12,696,165          (15,992,646)

Cash and cash equivalents, beginning of period ...........................................          10,807,156           38,212,202
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 23,503,321         $ 22,219,556
                                                                                                  ============         ============

Cash paid during the year for:
    Income taxes .........................................................................        $    623,345         $    413,681
    Interest .............................................................................        $  4,146,568         $  4,264,954

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

Note 4 - Stock Repurchase

On January 18, 2008, the Company announced plans to repurchase up to 484,527 shares of its outstanding common stock. Repurchased shares are retired into authorized unissued shares. During the first quarter of 2008, the Company repurchased 295,152 shares and in April, 2008, the Company repurchased an additional 40,000 shares. As a result of the repurchase, together with 2,359 shares issued through the Company's Employee Stock Purchase Plan, the Company had 4,679,859 common shares outstanding at April 30, 2008. During the first quarter of 2007, the Company repurchased 287,542 shares of common stock in conjunction with a plan to repurchase up to 547,194 shares.

Note 5 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards (continued)

interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. SFAS 157 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, impaired loans).

                        SOUTHCOAST FINANCIAL CORPORATION

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2008:

                                                     Quoted market price        Significant other         Significant unobservable
                                                      in active markets         observable inputs                  inputs
                                                          (Level 1)                (Level 2)                      (Level 3)
                                                          ---------                ---------                      ---------

Available-for-sale
 investment securities ..........................       $63,173,205               $         -                      $       -

Interest rate swap
 derivative instrument ..........................       $         -               $  (563,071)                     $       -

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2008 was $ 5,276,876.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

                        SOUTHCOAST FINANCIAL CORPORATION

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 6- Commitments and Contingencies

In May 2006 the Company entered into a sales contract on two parcels of land contiguous to its branch location on John's Island. The land has a cost basis of $2,837,178. Under the agreement the Company agreed to sell the land, comprising approximately 13.21 acres, to the purchaser for the sum of $5,735,000. At the time of the contract the purchaser paid the Company a nonrefundable presales fee of $1,390,000 that was not applicable to the purchase price of the property. The Company recognized this as an item of noninterest income during 2006. The agreement specified a closing date on or before December 31, 2007, and provided for an extension period of one year through December 31, 2008, contingent on the payment of $30,000 monthly extension payments to the Company. Half of the monthly extension payments would be applicable to the purchase price and half would be nonapplicable. In December 2007 the purchaser exercised its right to extend the closing date of the transaction and has paid the monthly extension payments to date in accordance with the contract. Half of the payments made to date have been recognized into noninterest income as extension fee payments and half have been recorded as an escrow liability.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Results of operations for the period ending March 31, 2008 are not necessarily indicative of the results to be attained for any other period. All share and per share data in this discussion has been adjusted to reflect the 10% stock dividend declared in May 2007.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economy of the  Greater  Charleston area;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Results of Operations

The Company's net income for the three months ended March 31, 2008 was $744,346, or $0.16 per basic share, compared to $830,912, or $.14 per basic share, for the three months ended March 31, 2007. The basic earnings per share for March 31, 2008 was based on 4,792,108 shares outstanding compared to 5,849,085 shares outstanding for the quarter ended March 31, 2007.

Net Interest Income

Net interest income, the principal source of the Company's earnings, is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income was $3,453,194 for the three months ended March 31, 2008, compared to $3,641,437 for the three months ended March 31, 2007.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ending March 31, 2008 increased 2.7 percent to $444.0 million from the $432.2 million reported for the three months ending March 31, 2007. The increase was primarily attributable to an increase of $13.2 million in average loans. The increase in average loans was due to the continued growth of the Charleston market area, the expansion of the Company's branches, and the Company's marketing efforts.

Average interest bearing liabilities for the three months ending March 31, 2008 increased 13.0 percent to $406.4 million from the $359.7 million reported for the three months ending March 31, 2007. The $46.7 million increase was attributable to increases in average savings and transaction accounts of $28.0 million, average time deposits of $18.0 million, and average other borrowings of $12.1 million, offset by an $11.4 million decrease in average subordinated debt outstanding. The increase in total average interest bearing liabilities was necessitated by the need to fund an $11.8 million increase in average interest earning assets, the funding of the Company's stock repurchase over the last 12 months, which resulted in a $14.9 million decrease in average shareholders' equity, and the funding of $17.3 million in purchases of Company Owned Life Insurance during the final nine months of 2007.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2008 and 2007.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                        For the three months ended                 For the three months ended
                                                              March 31, 2008                              March 31, 2007
                                                              --------------                              --------------
                                                  Average        Income/     Yield/          Average        Income/       Yield/
                                                  Balance        Expense     Rate(1)         Balance        Expense       Rate(1)
                                                  -------        -------     -------         -------        -------       -------
Assets
   Federal funds sold ...................     $  1,660,451    $     11,677     2.85%      $ 16,483,600   $    216,687      5.33%
   Investments - taxable ................       44,516,499         593,458     5.41         42,476,641        541,538      5.17
   Investments- non taxable (2) .........       17,459,355         339,110     7.88          6,033,196         95,149      6.40
                                              ------------    ------------                ------------   ------------
     Total investments and
       Federal funds sold ...............       63,636,305         944,245     6.02         64,993,437        853,374      5.33
   Loans (3)(4) .........................      380,397,091       6,834,242     7.25        367,206,411      6,973,916      7.66
                                              ------------    ------------                ------------   ------------
     Total earning assets ...............      444,033,396       7,778,487     7.08        432,199,848      7,827,290      7.31
                                              ------------    ------------                ------------   ------------
     Other assets .......................       62,803,255                                  40,249,336
                                              ------------                                ------------
     Total assets .......................     $506,836,650                                $472,449,184
                                              ============                                ============
Liabilities
   Savings and
     transaction accounts ...............     $ 85,093,163         504,726     2.41%      $ 57,044,553        362,444      2.58%
   Time deposits ........................      219,100,830       2,613,501     4.84        201,113,926      2,473,534      4.99
   Other borrowings .....................       91,931,060         935,692     4.13         79,863,801        900,436      4.57
   Subordinated debt ....................       10,310,000         156,973     6.17         21,655,000        415,186      7.78
                                              ------------    ------------                ------------   ------------
     Total interest bearing
       liabilities ......................      406,435,053       4,210,892     4.20        359,677,280      4,151,600      4.68
                                                              ------------                               ------------
   Non-interest bearing
     liabilities ........................       39,278,543                                  36,734,736
                                              ------------                                ------------
     Total liabilities ..................      445,713,596       4,210,892     3.83        396,412,016      4,151,600      4.25
                                              ------------    ------------                ------------   ------------
   Shareholders' equity .................       61,123,054                                  76,037,168
                                              ------------                                ------------
     Total liabilities and
       shareholders' equity .............     $506,836,650                                $472,449,184
                                              ============                                ============
     Net interest
       income/margin (5) ................                     $  3,567,595     3.13%                     $  3,675,690      3.42%
                                                              ============                               ============
     Net interest spread (6) ............                                      2.88%                                       2.63%

(1)  Annualized
(2)  Tax equivalent yield for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non-accruing loans.
(4)  Includes loan fees of $254,658 in 2008 and $245,138 in 2007.
(5)  Net interest income divided by total earning assets.
(6) Total interest earning assets yield less total interest bearing liabilities rate.

As reflected above, for the three months ended March 31, 2008 the average yield on earning assets was 7.08 percent, while the average cost of interest bearing liabilities was 4.20 percent. For the three months ended March 31, 2007 the average yield on earning assets was 7.31 percent and the average cost of interest-bearing liabilities was 4.68 percent. The decrease in the yield on earning assets is attributable to decreases in market rates of interest. The decrease in the cost of interest bearing liabilities is due to the early retirement of $11.3 million in higher rate subordinated debt and lower market rates on savings and transaction accounts, time deposits, and other borrowings. The net interest margin for the three months ended March 31, 2008, was 3.13 percent compared to 3.42 percent for the three months ended March 31, 2007. The decline in the net interest margin is primarily attributable to a decrease of $14.9 million in average shareholders' equity due to the Company's ongoing stock repurchase efforts. The Company replaced these interest free funds with interest bearing liabilities, thereby shrinking its net interest margin. The cost of total liabilities was 3.83 percent for the three months ended March 31, 2008 compared to 4.25 percent for the three months ended March 31, 2007. The following table presents changes in the Company's net interest income which are

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

primarily a result of changes in the volumes and rates of its interest-earning assets and interest-bearing liabilities.

                                                                                   Analysis of Changes in Net Interest Income
                                                                                    For the three months ended March 31, 2008
                                                                                  Versus three months ended March 31, 2007(1)
                                                                                  -------------------------------------------
                                                                                Volume                 Rate               Net Change
                                                                                ------                 ----               ----------
Interest income:
   Federal funds sold ............................................            $(194,859)            $ (10,151)            $(205,010)
   Investments - taxable .........................................               26,006                25,914                51,920
   Investments - non taxable(2) ..................................              180,201                63,760               243,961
                                                                              ---------             ---------             ---------
     Total investments and federal funds sold ....................               11,348                79,523                90,871
     Net loans (3) ...............................................              249,141              (388,815)             (139,674)
                                                                              ---------             ---------             ---------
     Total interest income .......................................              260,489              (309,292)              (48,803)
                                                                              ---------             ---------             ---------
Interest expense:
   Savings and transaction accounts ..............................              178,212               (35,930)              142,282
   Time deposits .................................................              221,224               (81,257)              139,967
   Other borrowings ..............................................              136,054              (100,798)               35,256
   Subordinated debt .............................................             (217,515)              (40,698)             (258,213)
                                                                              ---------             ---------             ---------
     Total interest expense ......................................              317,975              (258,683)               59,292
                                                                              ---------             ---------             ---------
     Net interest income .........................................            $ (57,486)            $ (50,609)            $(108,095)
                                                                              =========             =========             =========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2)  Tax equivalent yield for nontaxable investments assuming a 36% tax rate.
(3) Includes loan fees of $ 254,658 and $245,138 for the three months ended March 31, 2008 and 2007.

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2008 was $794,545, compared to $602,485 for the three months ended March 31, 2007. The increase is primarily attributable to an increase of $181,000 in Company Owned Life Insurance earnings. The Company purchased $17.3 million of additional Company Owned Life Insurance during the final nine months of 2007, leading to this increase.

Noninterest expenses for the three months ended March 31, 2008 were $2,922,837, compared to $2,968,888 for the three months ended March 31, 2007. The slight decrease is due to decreases in advertising and professional fees totaling $130,000 and travel and entertainment totaling $20,000, partially offset by increases in occupancy and equipment expenses totaling $30,000 and other expenses totaling $88,000. Of the increase in other expenses, $47,000 was due to increased insurance expense, primarily due to the increase in FDIC insurance premiums that became effective during the second quarter of 2007. The decrease in advertising and professional fees was due to a reduction in television, outdoor, and print ads, as well as a decrease in consulting fees. The increase in occupancy and equipment expenses was due to the opening of the Park West branch in May 2007.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within our Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to $175.2 million, or 49.3% of total deposits as of March 31, 2008. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. Our Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. We also have federal funds accommodation lines totaling $17 million with Nexity Bank, $15.4 million with Silverton Bank, and $10 million with First Tennessee Bank.

Loans
Nonfarm, nonresidential real estate loans totaling $92.6 million made up 24.0% of total loans at March 31, 2008. Construction and land development loans totaled $77.4 million, or 20.1% of the loan portfolio. All other real estate loans (primarily 1-4 family residential loans) comprised $171.2 million, or 44.4% of the portfolio. Commercial and industrial loans totaled $40.3 million, or 10.5% of total loans. Finally, installment, consumer, and other loans totaled $3.9 million, or 1.0% of total loans. Total loans increased by $6.9 million during the first quarter, due to increases of $6.0 million and $3.0 million in commercial and industrial and 1-4 family residential loans, respectively, offset by a $3.3 million decline in nonfarm, nonresidential real estate loans.

At March 31, 2008, the Company had no loans 90 days past due and still accruing interest, $347,000 in other real estate owned, and $5.3 million of non-accruing loans. The majority of non-accruing loans are secured by real estate, and the overall value of real estate in the Company's market area has remained relatively stable. There were no other loans that management had determined to be potential problem loans at March 31, 2008. At December 31, 2007, the Company had $3.5 million of loans 90 days past due and still accruing interest, $194,000 in other real estate owned, and $893,000 of non-accruing loans. At March 31, 2007, the Company had $1.1 million in loans 90 days past due and still accruing interest, no other real estate owned, and $420,000 of non-accruing loans. The allowance for loan losses was 1.10% of total loans as of March 31, 2008, compared to 1.14% as of December 31, 2007 and 1.20% as of March 31, 2007. For the quarter ended March 31, 2008 the Company recorded a loan loss provision of $381,000 compared to no loan loss provision during 2007. The current year's loan loss provision is the result of an increase of $6.9 million in total loans during the first quarter, as well as an increase in total nonperforming loans and loan chargeoffs totaling $439,000. During 2007, the Company's average loans outstanding decreased by $12.0 million compared with 2006 due primarily to payoffs of brokered and wholesale loans. Due to this contraction in its loan portfolio the Company did not make a provision for loan losses during 2007.

In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company's loan portfolio. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of March 31, 2008.

The following table provides a year to date analysis of activity within the allowance for loan losses:

Balance at December 31, 2007 ................................       $ 4,297,337
Current Year Loan Loss Provision ............................           381,047
Charge- offs:
     Domestic:
       Commercial, financial, and agricultural ..............          (438,737)
       Installment loans to individuals .....................                 -
     Foreign: ...............................................                 -
Recoveries:
       Installment loans to individuals .....................                 -
                                                                    -----------
Balance at March 31, 2008 ...................................       $ 4,239,647
                                                                    ===========

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Deposits

Deposits increased $12.3 million during the first three months of 2008 to $355.1 million at March 31, 2008. The increase was primarily attributable to an increase of $16.6 million in brokered and wholesale time deposits, partially offset by a $4.7 million decrease in retail time deposit accounts. The current market rate environment and aggressive rate offerings by competitors are attributed for the decline in retail time deposits.

Other Borrowings

Other   borrowings   include  FHLBA   advances   (below).   FHLBA  Advances  are
collateralized by pledged FHLBA stock and certain residential mortgage loans. FHLBA advances are summarized as follows:

              Maturity                     Rate                 Balance
           -----------------          --------------       ---------------
           May 2008                        4.67%           $     5,000,000
           June 2008                       2.40%                 5,500,000
           July 2008                       3.00%                 7,500,000
           November 2008                   2.50%                 2,000,000
           September 2010                  5.55%                 7,000,000
           February 2011                   3.09%                 4,500,000
           March 2011                      2.96%                 7,500,000
           September 2013                  2.46%                10,000,000
           June 2014                       3.92%                 2,000,000
           October 2016                    4.25%                 5,000,000
           November 2016                   4.08%                 5,000,000
           January 2017                    4.35%                 5,000,000
           January 2017                    4.40%                 5,000,000
           January 2017                    4.46%                 5,000,000
           January 2017                    4.60%                 5,000,000
           March 2018                      2.33%                 5,000,000
                                                           ---------------

           Balance                                         $    86,000,000
                                                           ===============

Junior Subordinated Debentures

On May 3, 2002, December 16, 2002, and August 5, 2005, in three separate transactions, Southcoast Capital Trust I, II, and III (the "Capital Trusts"), non-consolidated subsidiaries of the Company, issued and sold a total of 21,655 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 21,000 of the Capital Securities denominated as preferred securities and the Company bought the other 655 Capital Securities which are denominated as common securities. The proceeds of those sales, $21.7 million, were used by the Capital Trusts to buy $21.7 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets. The Capital Securities mature or are mandatorily redeemable upon maturity on June 30, 2032, December 16, 2032, and September 30, 2035, respectively, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after June 30, 2007, December 30, 2007, and September 30, 2010. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium. During 2007 the Company exercised its right to redeem the Capital Securities issued by Southcoast Capital Trust I and Southcoast Capital Trust II. As a result the Company retired total debt related to these securities of $11,345,000. See Note 11 to the consolidated financial statements and the information set forth in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures" filed with our Form 10-K for the year ended December 31, 2007, for more information about the terms of the junior subordinated debentures.

The securities issued by Southcoast Capital Trust III were effectively converted from a floating rate to a fixed rate through the use of an interest rate swap agreement. The agreement provides for the Company to make payments at a fixed rate of 6.32% in exchange for receiving payments at a variable rate (three month LIBOR plus 150 basis points). See Note 12 to the consolidated financial statements filed with our Form 10-K for the year ended December 31, 2007, for more information about the terms of the rate swap agreement.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Capital Resources

The capital base for the Company decreased by $3.2 million for the first three months of 2008, due to our repurchase of 295,152 shares of common stock for an aggregate purchase price of $4.1 million, partially offset by net income of $744,346, other comprehensive income of $77,605, and proceeds from stock issuances of $39,173 through our Employee Stock Purchase Plan. The Company's tier one capital to average assets ratio was 13.75 percent as of March 31, 2008 compared to 15.16 percent as of December 31, 2007.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations and our junior subordinated debt in excess of 25% of our Tier 1 capital for the Company. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The Company and our Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of March 31, 2008, the Company and the Bank exceeded our capital requirements levels as shown in the following table.

                                                                                           Capital Ratios
                                                                                           --------------
                                                                                          Well Capitalized    Adequately Capitalized
(Dollars in thousands)                                                 Actual               Requirement             Requirement
                                                                       ------               -----------             -----------
                                                                 Amount      Ratio        Amount      Ratio      Amount       Ratio
                                                                 ------      -----        ------      -----      ------       -----
The Bank
  Total capital (to risk-weighted assets) ................      $54,821      14.26%      $38,452     10.00%      $30,762     8.00%
  Tier 1 capital (to risk-weighted assets) ...............       50,770      13.20%       23,071      6.00%       15,381     4.00%
  Tier 1 capital (to average assets) .....................       50,770      10.42%       24,354      5.00%       19,483     4.00%
The Company
  Total capital (to risk-weighted assets) ................      $69,704      18.43%          N/A       N/A       $32,098     8.00%
  Tier 1 capital (to risk-weighted assets) ...............       73,944      17.37%          N/A       N/A        16,049     4.00%
  Tier 1 capital (to average assets) .....................       73,944      13.75%          N/A       N/A        20,272     4.00%

Off Balance Sheet Risk

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet a contractual  obligation  to the third party.  At March 31,  2008,  we had issued commitments to extend credit of $33.1 million and standby letters of credit of $1.4 million through various types of commercial lending arrangements. Approximately $29.6 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2008.

                                                                  After One     After Three
                                                                   Through        Through                    Greater
                                                    Within One       Three         Twelve     Within One       Than
                                                       Month        Months         Months        Year        One Year       Total
                                                       -----        ------         ------        ----        --------       -----
Unused commitments to extend credit ............   $ 1,887,847   $ 1,953,883   $14,758,596   $18,600,326   $14,459,433   $33,059,759
Standby letters of credit ......................       104,601       107,970     1,083,868     1,296,439        53,831     1,350,270
                                                   -----------   -----------   -----------   -----------   -----------   -----------

    Totals .....................................   $ 1,992,448   $ 2,061,853   $15,842,464   $19,896,765   $14,513,264   $34,410,029
                                                   ===========   ===========   ===========   ===========   ===========   ===========

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Off Balance Sheet Risk - continued

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 7, 2008. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        (c) Issuer Purchases of Equity Securities

                                        (a) Total Number         (b) Average       (c) Total Number of         Maximum Number
                                           of Shares              Price Paid       Shares Purchased as    of Shares that May yet be
                Period                     Purchased              Per Share    Part of Publicly Announced   Purchased Under the
                                                                                 Plans or Programs (1)        Plans or Programs

1/1/08-1/31/08 .....................        175,418               $   14.03               175,418                  477,773
2/1/08-2/28/08 .....................        117,934                   13.66               117,934                  359,839
3/1/08-3/31/08 .....................          1,800                   14.06                 1,800                  358,039

(1) On July 24, 2007, the Board of Directors authorized the repurchase of up to 547,556 shares of the Company's outstanding stock. The Company announced the repurchase plan on July 25, 2007. The Company completed the repurchase authorized under this announcement during January 2008. On January 14,
     2008, the Board of Directors authorized the repurchase of up to an additional 484,527 shares, or 10%, of the Company's common stock. The Company announced the repurchase plan on January 18, 2008. Stock dividends occurring subsequent to the authorizations are included in the authorizations. Purchases will be made in the open market and block trades will be permitted, all in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The plan does not have a termination date.


Item 6.  Exhibits

     31-1  Rule 13a-14(a) Certifications of CEO

                        SOUTHCOAST FINANCIAL CORPORATION

     31-2  Rule 13a-14(a) Certifications of CFO
     32Section 1350 Certification

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:    May 8, 2008                        By: s/L. Wayne Pearson
                                               ----------------------------
                                                L. Wayne Pearson
                                                Chief Executive Officer



Date:    May 8, 2008                        By: s/William C. Heslop
                                               ----------------------------
                                                William C. Heslop
                                                Senior Vice President and
                                                 Chief Financial Officer

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