Form 10-Q
period 2008-06-30
SOUTHCOAST FINANCIAL CORP
filed 2008-08-01
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ------         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2008

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

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

       4,531,418 shares of common stock, no par value, as of July 31, 2008

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------                                                                                     --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2008 and December 31, 2007....................................2

         Condensed Consolidated Statements of Income - Six months ended June 30, 2008 and 2007..........................3

         Condensed Consolidated Statements of Income - Three months ended June 30, 2008 and 2007........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2008 and 2007......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2008 and 2007......................6

Notes to Condensed Consolidated Financial Statements.................................................................7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................11-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................20

Item 4.  Controls and Procedures.......................................................................................20

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................................21

Item 4.   Submission of Matters to a vote of Security Holders..........................................................21

Item 6.  Exhibits......................................................................................................21

Signatures ............................................................................................................22

Exhibit Index..........................................................................................................23

                        SOUTHCOAST FINANCIAL CORPORATION

                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                     June 30,           December 31,
                                                                                                      2008                  2007
                                                                                                      ----                  ----
                                                                                                   (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $  12,186,649        $   7,033,156
     Federal funds sold ..................................................................             801,000            3,774,000
                                                                                                 -------------        -------------
       Total cash and cash equivalents ...................................................          12,987,649           10,807,156
   Investment securities
     Available for sale ..................................................................          72,794,058           58,467,574
     Federal Home Loan Bank Stock, at cost ...............................................           4,149,500            4,141,700
                                                                                                 -------------        -------------
       Total investment securities .......................................................          76,943,558           62,609,274
   Loans held for sale ...................................................................             323,000              384,000
   Loans, net of allowance of $4,946,943 and $4,297,337 ..................................         392,391,932          374,116,734
   Property and equipment, net ...........................................................          26,593,448           26,735,228
   Bank Owned Life Insurance .............................................................          20,895,569           20,467,919
   Other assets ..........................................................................           7,156,502            5,731,776
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 537,291,658        $ 500,852,087
                                                                                                 =============        =============

Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  31,508,920        $  32,607,181
     Interest bearing ....................................................................         344,216,937          310,147,640
                                                                                                 -------------        -------------
       Total deposits ....................................................................         375,725,857          342,754,821
   Federal funds purchased ...............................................................           1,291,200                    -
   Securities sold under agreements to repurchase ........................................          14,492,321            7,730,401
   Other borrowings ......................................................................          74,500,000           73,500,000
   Junior subordinated debentures ........................................................          10,310,000           10,310,000
   Other liabilities .....................................................................           3,400,225            3,815,558
                                                                                                 -------------        -------------
       Total liabilities .................................................................         479,719,603          438,110,780
                                                                                                 -------------        -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  4,604,638 shares
     outstanding at June 30, 2008 and 5,009,903 at December 31, 2007) ....................          54,490,829           60,157,384
   Retained earnings .....................................................................           4,112,161            2,597,714
   Accumulated other comprehensive loss ..................................................          (1,030,935)             (13,791)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................          57,572,055           62,741,307
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 537,291,658        $ 500,852,087
                                                                                                 =============        =============


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                      For the Six Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                    2008                    2007
                                                                                                    ----                    ----
Interest income
   Loans, including fees .........................................................              $13,802,686              $14,222,400
   Investment securities .........................................................                1,734,255                1,206,318
   Federal funds sold ............................................................                   18,804                  296,901
                                                                                                -----------              -----------
       Total interest income .....................................................               15,555,745               15,725,619
                                                                                                -----------              -----------
Interest expense
   Deposits and borrowings .......................................................                8,012,850                8,361,191
                                                                                                -----------              -----------
Net interest income ..............................................................                7,542,895                7,364,428
Provision for loan losses ........................................................                1,110,047                        -
                                                                                                -----------              -----------
Net interest income after provision for loan losses ..............................                6,432,848                7,364,428
                                                                                                -----------              -----------
Noninterest income
    Service fees on deposit accounts .............................................                  548,297                  489,384
    Fees on loans sold ...........................................................                  136,843                  202,750
    Gain on sale of available for sale securities ................................                  224,418                   91,951
    Gain on sale of premises and equipment .......................................                        -                   25,016
    Company Owned Life Insurance earnings ........................................                  427,650                  158,532
    Other ........................................................................                  171,113                  196,487
                                                                                                -----------              -----------
       Total noninterest income ..................................................                1,508,321                1,164,120
                                                                                                -----------              -----------
Noninterest expenses
   Salaries and employment benefits ..............................................                3,435,951                3,423,418
   Occupancy .....................................................................                  573,730                  537,627
   Furniture and equipment .......................................................                  592,312                  567,250
   Advertising and public relations ..............................................                   20,059                   92,924
   Professional fees .............................................................                  317,896                  321,697
   Travel and entertainment ......................................................                  105,042                  143,557
   Telephone, postage and supplies ...............................................                  201,608                  223,373
   Other operating expenses ......................................................                  775,904                  653,733
                                                                                                -----------              -----------
       Total noninterest expenses ................................................                6,022,502                5,963,579
                                                                                                -----------              -----------
Income before income taxes .......................................................                1,918,667                2,564,969
Income tax .......................................................................                  404,220                  870,025
                                                                                                -----------              -----------
Net income .......................................................................              $ 1,514,447              $ 1,694,944
                                                                                                ===========              ===========
Basic net income per common share ................................................              $       .32              $       .30
Diluted net income per common share ..............................................              $       .32              $       .30
Weighted average shares outstanding
   Basic .........................................................................                4,691,867                5,725,460
   Diluted .......................................................................                4,692,028                5,731,162


            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                      For the Three Months Ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                     2008                   2007
                                                                                                     ----                   ----
Interest income
   Loans, including fees .........................................................               $6,968,444               $7,248,484
   Investment securities .........................................................                  916,088                  603,884
   Federal funds sold ............................................................                    7,127                   80,214
                                                                                                 ----------               ----------
       Total interest income .....................................................                7,891,659                7,932,582
                                                                                                 ----------               ----------
Interest expense
   Deposits and borrowings .......................................................                3,801,958                4,209,591
                                                                                                 ----------               ----------
Net interest income ..............................................................                4,089,701                3,722,991
Provision for loan losses ........................................................                  729,000                        -
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                3,360,701                3,722,991
                                                                                                 ----------               ----------
Noninterest income
   Service fees on deposit accounts ..............................................                  279,630                  270,797
   Fees on loans sold ............................................................                   61,601                  104,390
   Gain on sale of available for sale securities .................................                   70,953                        -
   Company Owned Life Insurance Earnings .........................................                  222,463                  134,059
   Other .........................................................................                   79,129                   52,389
                                                                                                 ----------               ----------
       Total noninterest income ..................................................                  713,776                  561,635
                                                                                                 ----------               ----------
Noninterest expenses
   Salaries and employment benefits ..............................................                1,712,508                1,695,064
   Occupancy .....................................................................                  291,344                  270,696
   Furniture and equipment .......................................................                  299,909                  289,448
   Advertising and public relations ..............................................                    9,583                   32,954
   Professional fees .............................................................                  222,508                  145,442
   Travel and entertainment ......................................................                   51,415                   70,276
   Telephone, postage, and supplies ..............................................                   97,326                  109,768
   Other operating expenses ......................................................                  415,072                  381,043
                                                                                                 ----------               ----------
       Total noninterest expenses ................................................                3,099,665                2,994,691
                                                                                                 ----------               ----------
Income before income taxes .......................................................                  974,812                1,289,935
Income tax .......................................................................                  204,711                  425,903
                                                                                                 ----------               ----------
Net income .......................................................................               $  770,101               $  864,032
                                                                                                 ==========               ==========
Basic net income per common share ................................................               $      .17               $      .15
Diluted net income per common share ..............................................               $      .17               $      .15
Weighted average shares outstanding
   Basic .........................................................................                4,665,247                5,603,193
   Diluted .......................................................................                4,665,696                5,609,052

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

          Condensed Consolidated Statement of Changes in Shareholders'
                         Equity and Comprehensive Income
                 For the six months ended June 30, 2008 and 2007
                                   (Unaudited)

                                                                                                         Accumulated
                                                                                                            other
                                                               Common Stock                             comprehensive
                                                              ------------               Retained          income
                                                        Shares          Amount           earnings          (loss)          Total
                                                        ------          ------           --------          ------          -----
Balance, December 31, 2006 .....................       5,470,316     $ 75,315,774     $  3,503,162     $    (16,324)   $ 78,802,612

   Net income for the period ...................                                         1,694,944                        1,694,944

   Other comprehensive loss,
     net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                           (537,686)       (537,686)
                                                                                                                       ------------

   Comprehensive income ........................                                                                          1,157,258

   Stock dividend ..............................         502,609        4,334,074       (4,334,074)                           -

   Shares repurchased and retired ..............        (499,718)     (11,079,592)                                      (11,079,592)

   Employee stock purchase plan ................           3,240           64,661                                            64,661
                                                       ---------     ------------     ------------     ------------    ------------

Balance, June 30, 2007 .........................       5,476,447     $ 68,634,917     $    864,032     $   (554,010)   $ 68,944,939
                                                       =========     ============     ============     ============    ============

Balance, December 31, 2007 .....................       5,009,903     $ 60,157,384     $  2,597,714     $    (13,791)    $ 62,741,307
   Net income for the period ...................                                         1,514,447                         1,514,447

   Other comprehensive loss,
     net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                           (873,516)       (873,516)

   Less reclassification adjustment for
     gains included in net income, net of
     taxes of $ 80,790 .........................                                                           (143,628)       (143,628)
                                                                                                                       ------------

   Comprehensive income ........................                                                                            497,303

   Shares repurchased and retired ..............        (410,373)      (5,740,170)                                       (5,740,170)

   Employee stock purchase plan ................           5,108           73,615                                            73,615
                                                       ---------     ------------     ------------     ------------    ------------

Balance, June 30, 2008 .........................       4,604,638     $ 54,490,829     $  4,112,161     $ (1,030,935)   $ 57,572,055
                                                       =========     ============     ============     ============    ============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                       For the six months ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                      2008                   2007
                                                                                                      ----                   ----
Operating activities
   Net income ............................................................................        $  1,514,447         $  1,694,944
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities
       (Increase) decrease in deferred income taxes ......................................            (223,733)             254,011
       Provision for loan losses .........................................................           1,110,047                    -
       Depreciation and amortization .....................................................           1,199,800              684,516
       Discount accretion and premium amortization .......................................             (26,983)               3,666
       Gain on sale of securities ........................................................            (224,418)             (91,951)
       (Gain) loss on sale or disposal of property and equipment .........................              14,954              (25,016)
       Originations of loans held for sale ...............................................         (24,932,048)         (32,085,429)
       Proceeds from sales of loans held for sale ........................................          24,993,048           31,877,945
       Increase in value of Bank Owned Life Insurance ....................................            (427,650)            (158,532)
       Increase in other assets ..........................................................            (123,356)            (320,930)
       Decrease in other liabilities .....................................................            (415,333)            (136,375)
                                                                                                  ------------         ------------

         Net cash provided by operating activities .......................................           2,458,775            1,696,849
                                                                                                  ------------         ------------

Investing activities
   Purchases of Federal Home Loan Bank stock .............................................              (7,800)            (348,900)
   Purchases of investment securities available-for-sale .................................         (31,598,595)         (19,314,414)
   Sales, calls, and maturities of investment securities available-for-sale ..............          15,981,559            5,587,460
   Purchases of Bank Owned Life Insurance ................................................                   -          (14,716,988)
   Proceeds from sales of premises and equipment .........................................                   -               34,000
   Purchases of premises and equipment ...................................................          (1,072,974)          (1,220,743)
   Net increase in loans .................................................................         (19,938,073)          (4,778,433)
                                                                                                  ------------         ------------

         Net cash used for investing activities ..........................................         (36,635,883)         (34,758,018)
                                                                                                  ------------         ------------

Financing activities
   Increase in borrowings ................................................................           9,053,120           18,083,278
   Proceeds from issuances of stock ......................................................              73,615               64,661
   Funds used to repurchase stock ........................................................          (5,740,170)         (11,079,592)
   Net increase (decrease) in deposits ...................................................          32,971,036           (2,240,866)
                                                                                                  ------------         ------------

         Net cash provided by financing activities .......................................          36,357,601            4,827,481
                                                                                                  ------------         ------------

         Decrease in cash and cash equivalents ...........................................           2,180,493          (28,233,688)

Cash and cash equivalents, beginning of period ...........................................          10,807,156           38,212,202
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 12,987,649         $  9,978,514
                                                                                                  ============         ============

Cash paid during the year for:
   Income taxes ..........................................................................        $    677,905         $    916,715
   Interest ..............................................................................        $  8,267,726         $  8,079,235

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

Note 4 - Stock Repurchase

On January 18, 2008, the Company announced plans to repurchase up to 484,527 shares of its outstanding common stock. Repurchased shares are retired into authorized unissued shares. The Company had previously in July 2007 announced plans to repurchase up to 547,556 shares of its outstanding common stock. During the first six months of 2008, the Company repurchased 410,373 shares, of which 241,709 were repurchased pursuant to the 2008 repurchase plan and 168,664 were repurchased pursuant to the 2007 repurchase plan. In July 2008, the Company repurchased an additional 73,220 shares. As a result of the repurchase, the Company had 4,531,418 common shares outstanding at July 31, 2008. During the first six months of 2007, the Company repurchased 499,718 shares of common stock pursuant to the 2007 repurchase plan.

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

Note 5 - Recently Issued Accounting Standards- (continued)

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity intends to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

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

Note 5 - Recently Issued Accounting Standards- (continued)

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


Level 1 Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, and money market funds.

Level 2 Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage- backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Assets and liabilities measured at fair value on a recurring basis are as follows as of June 30, 2008:

                           Quoted market price                Significant other         Significant unobservable
                            in active markets                 observable inputs                  inputs
                                (Level 1)                        (Level 2)                      (Level 3)
                                ---------                        ---------                      ---------

Available-for-sale
 investment securities        $         -                     $    72,794,058                  $        -

Interest rate swap
 derivative instrument        $         -                     $      (268,468)                 $        -


The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2008 was $ 5,835,491.

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

Note 5 - Recently Issued Accounting Standards- (continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 6 - Commitments and Contingencies

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

On July 29, 2008, the Company closed on the sale of this property, recognizing sales proceeds after closing costs of $5,167,424.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Results of operations for the period ending June 30, 2008 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economy of the  Greater  Charleston area;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o    higher than anticipated  levels of defaults on loans;
     o    misperceptions by depositors about the safety of their deposits;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Results of Operations

The Company's net income for the six months ended June 30, 2008 was $1,514,447, or $.32 per basic share, compared to $1,694,944, or $.30 per basic share, for the six months ended June 30, 2007. The average number of shares outstanding for the six months ending June 30, 2008 was 4,691,867 compared to 5,725,460 for the six months ending June 30, 2007.

The Company's net income for the three months ended June 30, 2008 was $770,101 or $.17 per basic share, compared to $864,032 or $.15 per basic share, for the three months ended June 30, 2007. The average number of shares outstanding for the quarter ending June 30, 2008 was 4,665,247 compared to 5,603,193 for the quarter ending June 30, 2007.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company's earnings. Net interest income was $7,542,895 for the six months ended June 30, 2008, compared to $7,364,428 for the six months ended June 30, 2007.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2008 increased 6.0 percent to $453.1 million from the $427.4 million reported for the six months ending June 30, 2007. The increase was attributable to increases of $15.5 million and $10.2 million, respectively, in average loans and average total investments and federal funds sold. The increase in average loans was due to the continued growth of our commercial lending and branch network areas.

Average interest bearing liabilities for the six months ended June 30, 2008 increased 15.6 percent to $418.8 million from the $362.3 million reported for the six months ending June 30, 2007. The increase was attributable to increases in average time deposits, savings and transaction accounts, and other borrowings of $35.3 million, $19.0 million, and $13.6 million, respectively, offset by a decrease of $11.3 million in average subordinated debt. The increase in average interest bearing liabilities was primarily a result of a limited offering of higher than market interest rates, and was necessitated by the growth in average assets and the early retirement of $11.3 million in subordinated debt during 2007.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2008 and 2007.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                       For the six months ended                     For the six months ended
                                                             June 30, 2008                                June 30, 2007
                                                             -------------                                -------------
                                              Average          Income/      Yield/          Average           Income/       Yield/
                                              Balance          Expense      Rate(1)         Balance           Expense       Rate(1)
                                              -------          -------      -------         -------           -------       -------
Assets
   Federal funds sold ................ $    1,486,043      $     18,804       2.55%      $  11,315,365      $    296,901      5.29%
   Investments - taxable .............     50,800,453         1,293,939       5.14          42,500,336         1,071,830      5.09
   Investments - nontaxable (2) ......     18,293,129           666,873       7.35           6,541,727           210,138      6.48
                                       --------------      ------------                  -------------      ------------
      Total investments and
        federal funds sold ...........     70,579,625         1,979,616       5.66          60,357,428         1,578,869      5.28
   Loans (3) (4) .....................    382,503,862        13,802,686       7.24         367,028,261        14,222,400      7.78
                                       --------------      ------------                  -------------      ------------
      Total interest earning assets ..    453,083,487        15,782,302       7.00%        427,385,689        15,801,269      7.42%
                                                            -----------                                      -----------
      Other assets ...................     64,883,734                                       45,951,641
                                       --------------                                    -------------
      Total assets ................... $  517,967,221                                    $ 473,337,330
                                       ==============                                    =============
Liabilities
   Savings and
      transaction accounts ........... $   82,989,717           846,466       2.06       $  63,966,053           853,621      2.69
   Time Deposits .....................    227,466,270         5,028,487       4.46         192,197,814         4,776,430      5.01
   Other borrowings ..................     98,074,769         1,820,865       3.74          84,520,744         1,900,584      4.53
   Subordinated Debt .................     10,310,000           317,032       6.20          21,655,000           830,556      7.73
                                       --------------      ------------                  -------------      ------------
      Total interest bearing
        liabilities ..................    418,840,756         8,012,850       3.86         362,339,611         8,361,191      4.65
                                                           ------------                                     ------------
   Non-interest bearing
      liabilities ....................     38,499,490                                       37,123,942
                                       --------------                                    -------------
      Total liabilities ..............    457,340,246         8,012,850       3.53         399,463,553         8,361,191      4.22
                                                           ------------                                     ------------
   Equity ............................     60,626,975                                       73,873,777
                                       --------------                                    -------------
      Total liabilities
        and equity ................... $  517,967,221                                    $ 473,337,330
                                       ==============                                    =============
      Net interest
        income/margin (5) ............                     $  7,769,452       3.43                          $  7,440,078      3.48
                                                           ============                                     ============
      Net interest spread (6) ........                                        3.14%                                           2.77%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non- accruing loans.
(4)  Income includes loan fees of $672,122 in 2008 and $579,044 in 2007.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

As shown above, for the six months ended June 30, 2008 the average yield on earning assets was 7.00 percent, while the average cost of interest bearing liabilities was 3.86 percent. For the six months ended June 30, 2007 the average yield on earning assets was 7.42 percent and the average cost of interest-bearing liabilities was 4.65 percent. The decrease in the asset yields and average rates paid is due to market interest rate decreases over the last year. The net interest margin is computed by annualizing year to date interest income and interest expense, taking the difference, and dividing the resulting figure by average interest earning assets. The net interest margin for the six months ended June 30, 2008 was 3.43 percent compared to 3.48 percent for the six months ended June 30, 2007. The decrease in the net interest margin is attributable to an increase in average interest bearing liabilities of $56.5 million between the two periods, compared with an increase of only $25.7 million in interest bearing assets, a difference of $30.8 million. The Company's purchase of $17.3 million of Company Owned Life Insurance during 2007 and its stock repurchases totaling $14.4 million between June 30, 2007 and June 30, 2008 absorbed the extra funding provided by the increase in average interest bearing liabilities in excess of average interest earning assets.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of  Operations - continued

Net Interest  Income - continued

The cost of total liabilities was 3.53 percent and 4.22 percent for the six months ending June 30, 2008 and 2007, respectively.

Average earning assets for the three months ending June 30, 2008 increased 9.36 percent to $462.1 million from the $422.6 million reported for the three months ending June 30, 2007. The increase was attributable to increases of $21.8 million and $17.8 million, respectively, in average total investments and federal funds sold and average loans.

Average interest bearing liabilities for the three months ending June 30, 2008 increased 18.15 percent to $431.2 million from the $365.0 million reported for the three months ending June 30, 2007. This increase was primarily due to an increase of $52.6 million in average time deposits, which included an increase of $37.1 in average brokered and wholesale time deposits.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended June 30, 2008 and 2007.

                                                     For the three months ended                     For the three months ended
                                                           June 30, 2008                                  June 30, 2007
                                                           -------------                                  -------------
                                              Average          Income/      Yield/          Average           Income/       Yield/
                                              Balance          Expense      Rate(1)         Balance           Expense       Rate(1)
                                              -------          -------      -------         -------           -------       -------
Assets
   Federal funds sold ................  $   1,311,635       $     7,127       2.18%     $   6,147,130       $    80,214        5.23%
   Investments - taxable .............     57,084,407           700,481       4.92         42,524,032           530,292        5.00
   Investments - nontaxable (2) ......     19,126,903           327,763       6.87          7,050,258           114,988        6.54
                                        -------------       -----------                 -------------       -----------
      Total investments and
        federal funds sold ...........     77,522,945         1,035,371       5.36         55,721,420           725,494        5.22
   Loans (3) (4) .....................    384,610,633         6,968,444       7.23        366,850,110         7,248,484        7.89
                                        -------------       -----------                 -------------       -----------
      Total earning assets ...........    462,133,578         8,003,815       6.95        422,571,530         7,973,978        7.54
                                                            -----------                                     -----------
      Other assets ...................     66,964,213                                       51,653,946
                                        -------------                                    -------------
      Total assets ...................  $ 529,097,791                                    $ 474,225,476
                                        =============                                    =============
Liabilities
   Savings and
      transaction accounts ...........  $  80,886,271       $   341,741       1.69      $  70,887,552       $   491,177        2.78
   Time Deposits .....................    235,831,710         2,414,986       4.11        183,281,702         2,302,896        5.04
   Other Borrowings ..................    104,218,478           885,173       3.41         89,177,687         1,000,148        4.50
   Subordinated Debt .................     10,310,000           160,058       6.23         21,655,000           415,370        7.69
                                        -------------       -----------                 -------------       -----------
      Total interest bearing
        liabilities ..................    431,246,459         3,801,958       3.54        365,001,941         4,209,591        4.63
                                                            -----------                                     -----------
   Non-interest bearing
      liabilities ....................     37,720,436                                      37,513,150
                                        -------------                                    ------------
      Total liabilities ..............    468,966,895         3,801,958       3.25        402,515,091         4,209,591        4.19
                                                            -----------                                     -----------
   Equity ............................     60,130,896                                      71,710,385
                                        -------------                                   -------------
      Total liabilities
        and equity ...................  $ 529,097,791                                   $ 474,225,476
                                        =============                                   =============
      Net interest
        income/margin (5) ............                      $ 4,201,857       3.65                         $ 3,764,387         3.54
                                                            ===========                                    ===========
      Net interest spread (6) ........                                        3.41%                                            2.91%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non- accruing loans.
(4)  Income includes loan fees of $417,464 in 2008 and $333,906 in 2007.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued Net Interest Income - continued As reflected above, for the three months ended June 30, 2008 the average yield on earning assets was 6.68 percent, while the average cost of interest bearing liabilities was 3.54 percent. For the three months ended June 30, 2007 the average yield on earning assets was 7.54 percent and the average cost of interest-bearing liabilities was 4.63 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate decreases over the last year. The net interest margin for the three months ended June 30, 2008 was 3.52 percent compared to 3.54 percent for the three months ended June 30, 2007. The decrease in the net interest margin is primarily attributable to the growth of interest bearing liabilities in excess of the growth in interest bearing assets.
 The cost of total liabilities was 3.25 percent for the three months ended June 30, 2008, compared to 4.19 percent for the three months ended June 30, 2007.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                  Analysis of Changes in Net Interest Income
                                                                                    For the six months ended June 30, 2008
                                                                                   Versus six months ended June 30, 2007 (1)
                                                                                   -----------------------------------------
                                                                               Volume                 Rate              Net Change
                                                                               ------                 ----              ----------
Interest income:

   Federal funds sold ............................................          $  (257,909)          $   (20,188)          $  (278,097)
   Investments - taxable .........................................              209,323                12,786               222,109
   Investments - non taxable (2) .................................              377,487                79,248               456,735
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              328,901                71,846               400,747
     Net loans (3) ...............................................              599,682            (1,019,396)             (419,714)
                                                                            -----------           -----------           -----------
     Total interest income .......................................              928,583              (947,550)              (18,967)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................              126,233              (133,388)               (7,155)
   Time deposits .................................................              435,818              (183,761)              252,057
   Other borrowings ..............................................              151,550              (231,269)              (79,719)
   Subordinated debt .............................................             (216,360)             (297,164)             (513,524)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................              497,241              (845,582)             (348,341)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $   431,342           $  (101,968)          $   329,374
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $672,122 in 2008 and $579,044 in 2007.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                                                  Analysis of Changes in Net Interest Income
                                                                                    For the three months ended June 30, 2008
                                                                                 Versus three months ended June 30, 2007 (1)
                                                                                 -------------------------------------------
                                                                               Volume                  Rate              Net Change
                                                                               ------                  ----              ----------
Interest income:

   Federal funds sold ............................................          $   (62,405)          $   (10,682)          $   (73,087)
   Investments - taxable .........................................              179,578                (9,389)              170,189
   Investments - non taxable (2) .................................              194,803                17,972               212,775
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              311,976                (2,099)              309,877
     Net loans (3) ...............................................              347,069              (627,109)             (280,040)
                                                                            -----------           -----------           -----------
     Total interest income .......................................              659,045              (629,208)               29,837
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................               68,521              (217,957)             (149,436)
   Time deposits .................................................              653,024              (540,934)              112,090
   Other borrowings ..............................................              166,832              (281,807)             (114,975)
   Subordinated debt .............................................             (215,220)              (40,092)             (255,312)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................              673,157            (1,080,790)             (407,633)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $   (14,112)          $   451,582           $   437,470
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $417,464 in 2008 and $333,906 in 2007.

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2008 was $1,508,321, compared to $1,164,120 for the six months ended June 30, 2007, an increase of $344,201. Company owned life insurance earnings increased by $269,118 between the two periods, with these earnings totaling $427,650 and $158,532 for the six months ended June 30, 2008 and June 30, 2007, respectively. The increased earnings on company owned life insurance were due to $17.3 million of additional Company owned life insurance purchased throughout 2007. Additionally, the Company had a $132,467 increase in gains on the sale of investment securities, with gains totaling $224,418 and $91,951 for the six months ended June 30, 2008 and June 30, 2007, respectively. Service fees on deposit accounts increased by $58,913 to $548,297 for the six months ended June 30, 2008 from $489,384 for the six months ended June 30, 2007, due to deposit growth achieved by our expanding branch network. Fees on loans sold decreased $65,907 between the two periods, totaling $136,843 and $202,750 for the six months ended June 30, 2008 and June 30, 2007, respectively. The decrease is attributable to a continued slowdown in the mortgage market.

Noninterest expenses for the six months ended June 30, 2008 were $6,022,502 and $5,963,579 for the six months ended June 30, 2008 and June 30, 2007, respectively, an increase of $58,923. Most categories of noninterest expense were relatively stable between the two periods. Other operating expenses increased by $122,171 between the two periods, primarily due to an increase of $84,902 in insurance expense, the result of an increase in premiums paid to the Federal Deposit Insurance Corporation. Counteracting this increase in other operating expenses was a decline of $72,865 in advertising expense, largely a result of the Company's decision to decrease its television and billboard advertising.

Noninterest income for the three months ended June 30, 2008 was $713,776, compared to $561,635 for the three months ended June 30, 2007, a difference of $152,141. The increase is primarily attributable to increases of $70,953 and $88,404 in gains on sales of available for sale securities and Company owned life insurance earnings, respectively.

Noninterest expenses for the three months ended June 30, 2008 were $3,099,665, compared to $2,994,691 for the three months ended June 30, 2007, an increase of $104,974 between the two periods. The increase is primarily attributable to an increase of $77,066 in professional fees between the two periods. The increase in professional fees was attributable to various sources, including accounting, legal, and consulting related fees.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 52.9% of total deposits as of June 30, 2008. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. The Company also has a $17 million line of credit with Nexity Bank, a $15.4 million line of credit with Silverton Bank, a $10 million line of credit with First Tennessee Bank, and a $10 million line of credit with US Bank. Additionally the Company has a $3.0 million holding company line of credit with First Tennessee Bank. The holding company had drawn $1.5 million on this line as of June 30, 2008. Management believes that the Company's liquidity sources are adequate to meet normal operating needs.

Loans

Nonfarm, nonresidential real estate loans comprised 24 percent of the total loan portfolio as of June 30, 2008, totaling $96.7 million. Loans secured by real estate for construction and land development totaled $79.3 million, or 20 percent of the portfolio while 1-4 family mortgage loans totaled $172.2 million or 43 percent of the total loan portfolio, as of June 30, 2008. All other real estate loans totaled $6.0 million or 2 percent of the total loan portfolio. Commercial and industrial loans comprised $38.9 million, or 10% of the total loan portfolio. Installment loans and other consumer loans to individuals comprised $4.2 million or 1 percent of the total loan portfolio. Total loans increased by $18.9 million during the six months ended June 30, 2008, due primarily to increases of $10.8 million, $3.3 million, and $4.6 million in 1- 4 family residential loans, construction loans, and commercial and industrial loans, respectively.

At June 30, 2008, the Company had $3.7 million in loans 90 days delinquent and still accruing interest and $5.8 million of nonaccrual loans. The Company had $553,000 of other real estate owned at this date. The majority of nonaccrual loans are secured by real estate, and the overall value of real estate in the Company's market area has remained relatively stable. There were no other loans that management had determined to be potential problem loans at June 30, 2008. At December 31, 2007, the Company had $3.5 million of loans 90 days past due and still accruing interest, $194,000 in other real estate owned, and $893,000 of nonaccrual loans. At June 30, 2007, the Company had $1.2 million in loans 90 days past due and still accruing interest, no other real estate owned, and $1.9 million of nonaccrual loans. The allowance for loan losses was 1.25 percent of loans as of June 30, 2008, compared to 1.14 percent as of December 31, 2007 and
1.16 percent as of June 30, 2007. For the six months ended June 30, 2008 the Company recorded a loan loss provision of $1,110,000 compared to no loan loss provision during 2007. The current year's loan loss provision is the result of an increase of $18.9 million in total loans during the first six months of the year, as well as an increase in total nonperforming loans and loan chargeoffs totaling $451,000. During 2007, the Company's average loans outstanding decreased by $12.0 million compared with 2006 due primarily to payoffs of brokered and wholesale loans. Due to this contraction in its loan portfolio the Company did not make a provision for loan losses during 2007.

In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company's loan portfolio. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of June 30, 2008.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Loans - continued

The following table provides a year to date analysis of activity within the allowance for loan losses:

Balance at December 31, 2007 .................................        $4,297,337
Current Year Loan Loss Provision .............................         1,110,047
Charge- offs:
     Domestic:
       Commercial, financial, and agricultural ...............           451,284
       Installment loans to individuals ......................             9,187
     Foreign: ................................................                 -
Recoveries:
       Commercial, financial, and agricultural ...............                 -
       Installment loans to individuals ......................                30
                                                                      ----------
Balance at June 30, 2008 .....................................        $4,946,943
                                                                      ==========

Deposits

Deposits increased $33.0 million during the first six months of 2008 to $375.7 million at June 30, 2008. The increase was attributable to several factors. Noninterest bearing deposits decreased $1.1 million and interest bearing deposits increased by $34.1 million during the first six months of 2008. Certificates of deposit from retail customers increased approximately $38.3 million during the first six months, largely as the result of several certificate of deposit rate specials offered during the second quarter of 2008. Savings and interest bearing transaction accounts decreased approximately $19.8 million due to a decrease in our municipal deposits and the movement of funds to time deposit accounts due to the higher market rates paid on time deposits. Finally, brokered and wholesale deposits increased $15.6 million as a means to supplement retail funding sources. Because these higher rate funds are particularly rate sensitive, they are more volatile and are not treated as core deposits.

Other Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA Advances are collateralized by pledged FHLBA stock and certain residential mortgage loans. FHLBA advances are summarized as follows:

               Maturity                     Rate                    Balance
           -----------------        ---------------------      ---------------
           November 2008                    2.25%              $     2,000,000
           September 2010                   5.55%                    7,000,000
           February 2011                    2.65%                    4,500,000
           March 2011                       2.96%                    7,500,000
           September 2013                   2.12%                   10,000,000
           June 2014                        3.92%                    2,000,000
           October 2016                     4.25%                    5,000,000
           November 2016                    4.08%                    5,000,000
           January 2017                     4.35%                    5,000,000
           January 2017                     4.40%                    5,000,000
           January 2017                     4.46%                    5,000,000
           January 2017                     4.60%                    5,000,000
           March 2018                       2.33%                    5,000,000
           April 2018                       3.03%                    5,000,000
                                                               ---------------

           Balance                                             $    73,000,000
                                                               ===============

Additionally, the Company has $1.5 million of debt outstanding on a holding company line of credit it holds with First Tennessee Bank. The Company had an additional $1.5 million available for borrowing on this line as of June 30, 2008.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Junior Subordinated Debentures

 On May 3, 2002, December 16, 2002, and August 5, 2005, in three separate transactions, Southcoast Capital Trust I, II, and III (the "Capital Trusts"), non-consolidated subsidiaries of the Company, issued and sold a total of 21,655 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 21,000 of the Capital Securities denominated as preferred securities and the Company bought the other 655 Capital Securities which are denominated as common securities. The aggregate proceeds of those sales, $21.7 million, were used by the Capital Trusts to buy $21.7 million of junior subordinated debentures from the Company which were reported on its consolidated balance sheets. The Capital Securities mature or are mandatorily redeemable upon maturity on June 30, 2032, December 16, 2032, and September 30, 2035, respectively, or upon earlier optional redemption as provided in the indenture. The Company had/has the right to redeem the Capital Securities in whole or in part, on or after June 30, 2007, December 30, 2007, and September 30, 2010. The Company also had/has the right to redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium. During 2007 the Company exercised its right to redeem the Capital Securities issued by Southcoast Capital Trust I and Southcoast Capital Trust II. As a result the Company retired total debt related to these securities of $11,345,000. See Note 11 to the consolidated financial statements and the information set forth in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures" filed with our Form 10-K for the year ended December 31, 2007, for more information about the terms of the junior subordinated debentures.

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

Capital Resources

The capital base for the Company decreased by $5.2 million for the first six months of 2008, due to our repurchase of 410,373 shares of common stock for an aggregate purchase price of $5.7 million, and other comprehensive loss of $1,017,144 offset by net income of $1,514,447 and proceeds from stock issuances of $73,615 through our Employee Stock Purchase Plan. The Company's tier one capital to average assets ratio was 13.15 percent as of June 30, 2008 compared to 15.16 percent as of December 31, 2007.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations and the Bank's junior subordinated debt in excess of 25% of the Bank's Tier 1 capital. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Southcoast and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of June 30, 2008, the Company and the Bank exceeded their capital requirements as shown in the following table.

                                                                                          Capital Ratios
                                                                                          --------------
                                                                                         Well Capitalized   Adequately Capitalized
(Dollars in thousands)                                                 Actual               Requirement          Requirement
                                                                       ------               -----------          -----------
                                                                 Amount       Ratio     Amount       Ratio     Amount      Ratio
                                                                 ------       -----     ------       -----     ------      -----
The Bank
  Total capital (to risk-weighted assets) ................      $55,558       14.55%    38,180       10.00%    30,544      8.00%
  Tier 1 capital (to risk-weighted assets) ...............       50,800       13.31%    19,090        6.00%    15,272      4.00%
  Tier 1 capital (to average assets) .....................       50,800        9.98%    25,444        5.00%    20,355      4.00%
The Company
  Total capital (to risk-weighted assets) ................      $72,846       18.19%       N/A         N/A     32,036      8.00%
  Tier 1 capital (to risk-weighted assets) ...............       67,899       16.96%       N/A         N/A     16,018      4.00%
  Tier 1 capital (to average assets) .....................       67,899       13.15%       N/A         N/A     20,647      4.00%

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2008, the Company had issued commitments to extend credit of $34,221,816 and standby letters of credit of $531,338 through various types of commercial lending arrangements. Approximately $28,141,016 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2008.

                                                                   After One    After Three
                                                                    Through       Through                   Greater
                                                    Within One       Three        Twelve      Within One      Than
                                                       Month        Months        Months         Year        One Year        Total
                                                       -----        ------        ------         ----        --------        -----
Unused commitments to extend credit ............   $ 1,316,426   $ 3,281,463   $13,689,213   $18,287,102   $15,934,714   $34,221,816
Standby letters of credit ......................        76,739       316,070       124,500       517,309        14,029       531,338
                                                   -----------   -----------   -----------   -----------   -----------   -----------
    Totals .....................................   $ 1,393,165   $ 3,597,533   $13,813,713   $18,804,411   $15,948,743   $34,753,154
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

                        SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

        (c) Issuer Purchases of Equity Securities

                                            (a) Total Number     (b) Average     (c) Total Number of           Maximum Number
                                              of Shares           Price Paid       Shares Purchased as     of Shares that May yet be
      Period                                  Purchased            Per Share  Part of Publicly Announced     Purchased Under the
                                                                                 Plans or Programs (1)        Plans or Programs
4/1/08-4/30/08 ..........................        40,000               14.66             40,000                    318,039
5/1/08-5/31/08 ..........................         7,500               14.19              7,500                    310,539
6/1/08-6/30/08 ..........................        67,721               14.02             67,721                    242,818
                                                -------               -----            -------                    -------

Total ...................................       115,221               14.26            115,221                    242,818

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

Item 4. Submission of Matters to a vote of Security Holders

  The Company held its annual meeting of shareholders on April 10, 2008. The only matter voted on at the annual meeting was the election of directors with results as follows:

Directors elected to serve
a three year term For
                                                       Authority       Broker
                                          For           Withheld      non-votes
                                          ---           --------      ---------

Paul D. Hollen, II                     4,199,293         158,520         -

James H. Sexton, Jr.                   4,299,294          58,519         -

James P. Smith                         4,215,025         142,788         -



The following directors were not voted on at the annual meeting and continue to serve until the years indicated: Tommy B. Baker - 2009; Stephen F. Hutchinson - 2009; William A. Coates - 2009; L. Wayne Pearson - 2010; and Robert M. Scott - 2010.


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




                                                     s/L. Wayne Pearson
Date:    August 1, 2008                     By:      ---------------------------
                                                     L. Wayne Pearson
                                                     Chief Executive Officer


                                                     s/William C. Heslop
Date:    August 1, 2008                     By:      ---------------------------
                                                     William C. Heslop
                                                     Chief Financial Officer

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