Form 10-Q
period 2008-09-30
SOUTHCOAST FINANCIAL CORP
filed 2008-11-10
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2008

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

     4,534,089 shares of common stock, no par value, as of October 31, 2008

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------                                                                                     --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2008 and December 31, 2007...............................2

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2008 and 2007....................3

         Condensed Consolidated Statements of Income - Three months ended September 30, 2008 and 2007...................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2008 and 2007................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2008 and 2007................6

Notes to Condensed Consolidated Financial Statements.................................................................7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................12-23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................23

Item 4.  Controls and Procedures.......................................................................................23

PART II - OTHER INFORMATION

Item 1A.  Risk Factors   ............................................................................................. 24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.................................................. 25

Item 6.  Exhibits......................................................................................................25

Signatures ............................................................................................................26

Exhibit Index..........................................................................................................27

                                         SOUTHCOAST FINANCIAL CORPORATION
                                       Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                  September 30,         December 31,
                                                                                                       2008                2007
                                                                                                       ----                ----
                                                                                                   (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $  16,007,237        $   7,033,156
     Federal funds sold ..................................................................             584,648            3,774,000
                                                                                                 -------------        -------------
       Total cash and cash equivalents ...................................................          16,591,885           10,807,156
   Investment securities
     Available for sale ..................................................................          63,655,054           58,467,574
     Federal Home Loan Bank Stock, at cost ...............................................           4,149,500            4,141,700
                                                                                                 -------------        -------------
       Total investment securities .......................................................          67,804,554           62,609,274
   Loans held for sale ...................................................................             150,000              384,000
   Loans, net of allowance of $5,845,319 and $4,297,337 ..................................         402,738,219          374,116,734
   Property and equipment, net ...........................................................          23,813,535           26,735,228
   Company Owned Life Insurance ..........................................................          21,107,232           20,467,919
   Other assets ..........................................................................           9,384,131            5,731,776
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 541,589,556        $ 500,852,087
                                                                                                 =============        =============

Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  29,224,099        $  32,607,181
     Interest bearing ....................................................................         357,110,804          310,147,640
                                                                                                 -------------        -------------
       Total deposits ....................................................................         386,334,903          342,754,821
   Federal funds purchased ...............................................................             789,100                    -
   Securities sold under agreements to repurchase ........................................          11,697,086            7,730,401
   Other borrowings ......................................................................          73,000,000           73,500,000
   Junior subordinated debentures ........................................................          10,310,000           10,310,000
   Other liabilities .....................................................................           4,394,170            3,815,558
                                                                                                 -------------        -------------
       Total liabilities .................................................................         486,525,259          438,110,780
                                                                                                 -------------        -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  4,534,089 shares outstanding at September 30, 2008 and
     5,009,903 at December 31, 2007) .....................................................          53,537,239           60,157,384
   Retained earnings .....................................................................           3,223,188            2,597,714
   Accumulated other comprehensive loss ..................................................          (1,696,130)             (13,791)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................          55,064,297           62,741,307
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 541,589,556        $ 500,852,087
                                                                                                 =============        =============

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                      For the Nine Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                    2008                    2007
                                                                                                    ----                    ----
Interest income
   Loans, including fees ............................................................           $ 20,596,901            $ 21,470,899
   Investment securities ............................................................              2,651,345               1,969,230
   Federal funds sold ...............................................................                 35,194                 358,259
                                                                                                ------------            ------------
       Total interest income ........................................................             23,283,440              23,798,388
                                                                                                ------------            ------------
Interest expense
   Deposits and borrowings ..........................................................             11,985,003              12,960,254
                                                                                                ------------            ------------
Net interest income .................................................................             11,298,437              10,838,134
Provision for loan losses ...........................................................              2,594,297                       -
                                                                                                ------------            ------------
Net interest income after provision for loan losses .................................              8,704,140              10,838,134
                                                                                                ------------            ------------
Noninterest income
    Service fees on deposit accounts ................................................                856,365                 780,816
    Fees on loans sold ..............................................................                186,549                 263,243
    Gain on sale of available for sale securities ...................................                300,115                 255,954
    Other than temporary impairment charge on GSE preferred stock ...................             (2,878,096)                      -
    Gain on sale of premises and equipment ..........................................              2,330,246                  25,016
    Company Owned Life Insurance earnings ...........................................                639,313                 355,085
    Other ...........................................................................                211,752                 240,710
                                                                                                ------------            ------------
       Total noninterest income .....................................................              1,646,244               1,920,824
                                                                                                ------------            ------------
Noninterest expenses
   Salaries and employment benefits .................................................              5,826,220               4,935,028
   Occupancy ........................................................................                894,417                 834,648
   Furniture and equipment ..........................................................                887,476                 869,362
   Advertising and public relations .................................................                 39,874                 121,432
   Professional fees ................................................................                468,692                 414,051
   Travel and entertainment .........................................................                190,522                 219,832
   Telephone, postage and supplies ..................................................                306,334                 331,846
   Other operating expenses .........................................................              1,330,188               1,022,457
                                                                                                ------------            ------------
       Total noninterest expenses ...................................................              9,943,723               8,748,656
                                                                                                ------------            ------------
Income before income taxes ..........................................................                406,661               4,010,302
Income tax (benefit) expense ........................................................               (218,813)              1,304,660
                                                                                                ------------            ------------
Net income ..........................................................................           $    625,474            $  2,705,642
                                                                                                ============            ============
Basic net income per common share ...................................................           $        .13            $        .49
Diluted net income per common share .................................................           $        .13            $        .49
Weighted average shares outstanding
   Basic ............................................................................              4,641,649               5,554,195
   Diluted ..........................................................................              4,641,649               5,559,507

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                       For the Three Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                      2008                  2007
                                                                                                      ----                  ----
 Interest income
   Loans, including fees ..............................................................           $ 6,794,215            $ 7,248,499
   Investment securities ..............................................................               917,090                762,912
   Federal funds sold .................................................................                16,390                 61,358
                                                                                                  -----------            -----------
       Total interest income ..........................................................             7,727,695              8,072,769
                                                                                                  -----------            -----------
Interest expense
   Deposits and borrowings ............................................................             3,972,153              4,599,063
                                                                                                  -----------            -----------
Net interest income ...................................................................             3,755,542              3,473,706
Provision for loan losses .............................................................             1,484,250                     -.
                                                                                                  -----------            -----------
Net interest income after provision for loan losses ...................................             2,271,292              3,473,706
                                                                                                  -----------            -----------
Noninterest income(loss)
   Service fees on deposit accounts ...................................................               308,068                291,432
   Fees on loans sold .................................................................                49,706                 60,493
   Gain on sale of available for sale securities ......................................                75,697                164,003
   Other than temporary impairment charge on GSE preferred stock ......................            (2,878,096)                     -
   Gain on sale of property and equipment .............................................             2,330,246                      -
   Company Owned Life Insurance Earnings ..............................................               211,663                196,553
   Other ..............................................................................                40,639                 44,223
                                                                                                  -----------            -----------
       Total noninterest income .......................................................               137,923                756,704
                                                                                                  -----------            -----------
Noninterest expenses
   Salaries and employment benefits ...................................................             2,390,269              1,511,610
   Occupancy ..........................................................................               320,687                297,021
   Furniture and equipment ............................................................               295,164                302,112
   Advertising and public relations ...................................................                19,815                 28,508
   Professional fees ..................................................................               150,796                 92,354
   Travel and entertainment ...........................................................                85,480                 76,275
   Telephone, postage, and supplies ...................................................               104,726                108,473
   Other operating expenses ...........................................................               554,284                368,724
                                                                                                  -----------            -----------
       Total noninterest expenses .....................................................             3,921,221              2,785,077
                                                                                                  -----------            -----------
Income (loss) before income taxes .....................................................            (1,512,006)             1,445,333
Income tax(benefit)expense ............................................................              (623,033)               434,635
                                                                                                  -----------            -----------
Net income (loss) .....................................................................           $  (888,973)           $ 1,010,698
                                                                                                  ===========            ===========
Basic net income (loss) per common share ..............................................           $      (.20)           $       .19
Diluted net income (loss) per common share ............................................           $      (.20)           $       .19
Weighted average shares outstanding
   Basic ..............................................................................             4,542,304              5,217,249
   Diluted ............................................................................             4,542,304              5,221,717

                        SOUTHCOAST FINANCIAL CORPORATION
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                            and Comprehensive Income
              For the nine months ended September 30, 2008 and 2007
                                   (Unaudited)

                                                                                                        Accumulated
                                                                                                           other
                                                                Common Stock                           comprehensive
                                                                ------------               Retained        income
                                                             Shares        Amount          earnings         (loss)           Total
                                                             ------        ------          --------         ------           -----
Balance, December 31, 2006 ..........................      5,470,316    $ 75,315,774    $  3,503,162    $    (16,324)  $ 78,802,612

   Net income for the period ........................                                      2,705,642                      2,705,642

   Other comprehensive loss, net of tax
   Unrealized holding losses
     on securities available for sale ...............                                                      (158,740)       (158,740)
                                                                                                                       ------------

   Comprehensive income .............................                                                                     2,546,902

   Stock dividend ...................................        502,609       4,334,074      (4,334,074)                             -

   Shares repurchased and retired ...................       (957,497)    (19,443,547)                                   (19,443,547)

   Employee stock purchase plan .....................          5,077         102,834                                        102,834
                                                           ---------    ------------    ------------    ------------   ------------

Balance, September 30, 2007 .........................      5,020,505    $ 60,309,135    $  1,874,730    $   (175,064)  $ 62,008,801
                                                           =========    ============    ============    ============   ============

Balance, December 31, 2007 ..........................      5,009,903    $ 60,157,384    $  2,597,714    $    (13,791)  $ 62,741,307

   Net income for the period ........................                                        625,474                        625,474

   Other comprehensive loss, net of tax
   Unrealized holding losses
     on securities available for sale ...............                                                     (3,332,247)    (3,332,247)

   Less reclassification adjustment for
     losses included in net income, net of
     taxes of $ 928,073 .............................                                                      1,649,908      1,649,908
                                                                                                                        ------------

   Comprehensive loss ...............................                                                                    (1,056,865)

   Shares repurchased and retired ...................       (483,593)     (6,730,886)                                    (6,730,886)

   Employee stock purchase plan .....................          7,779         110,741                                        110,741
                                                           ---------    ------------    ------------    ------------    ------------

Balance, September 30, 2008 .........................      4,534,089    $ 53,537,239    $  3,223,188    $ (1,696,130)   $ 55,064,297
                                                           =========    ============    ============    ============    ============

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     For the nine months ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                      2008                  2007
                                                                                                      ----                  ----
Operating activities
   Net income ............................................................................        $    625,474         $  2,705,642
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities
     (Increase)decrease in deferred income taxes .........................................          (1,426,766)             371,008
     Provision for loan losses ...........................................................           2,594,297                    -
     Depreciation and amortization .......................................................             858,931            1,014,086
     Discount accretion and premium amortization .........................................             (50,921)              (9,654)
     Other than temporary impairment charge on GSE preferred stock .......................           2,878,096                    -
     Gain on sale of securities ..........................................................            (300,115)            (255,954)
     Gain on sale of premises and equipment ..............................................          (2,330,246)             (25,016)
     Loss on disposal of premises and equipment ..........................................              14,955                    -
     Loss on sale of other real estate owned .............................................               1,739                    -
     Originations of loans held for sale .................................................         (36,162,715)         (40,816,193)
     Proceeds from sales of loans held for sale ..........................................          36,396,715           40,713,123
     Increase in value of Company owned life insurance ...................................            (639,313)            (355,085)
     Increase in other assets ............................................................            (839,425)            (592,225)
     Increase(decrease) in other liabilities .............................................             578,612             (233,140)
                                                                                                  ------------         ------------

         Net cash provided by operating activities .......................................           2,199,318            2,516,592
                                                                                                  ------------         ------------

Investing activities
   Purchases sales of Federal Home Loan Bank stock .......................................              (7,800)            (483,900)
   Purchases of investment securities available-for-sale .................................         (33,580,470)         (26,551,342)
   Sales, calls, and maturities of investment securities available-for-sale ..............          23,284,118           18,522,130
   Purchases of Company Owned Life Insurance .............................................                   -          (14,716,988)
Proceeds from sales of premises and equipment ............................................           5,795,459               34,000
   Purchases of premises and equipment ...................................................          (1,417,406)          (1,677,080)
   Net increase in loans .................................................................         (31,704,212)          (2,456,687)
                                                                                                  ------------         ------------

         Net cash used for investing activities ..........................................         (37,630,311)         (27,329,867)
                                                                                                  ------------         ------------

Financing activities
   Increase in borrowings ................................................................           4,255,785           24,969,418
   Decrease in junior subordinated debentures ............................................                   -           (4,125,000)
   Proceeds from issuances of stock ......................................................             110,741              102,834
   Funds used to repurchase stock ........................................................          (6,730,886)         (19,443,547)
   Net increase(decrease) in deposits ....................................................          43,580,082           (7,867,640)
                                                                                                  ------------         ------------

         Net cash provided (used) by financing activities ................................          41,215,722           (6,363,935)
                                                                                                  ------------         ------------

         Increase (decrease) in cash and cash equivalents ................................           5,784,729          (31,177,210)

Cash and cash equivalents, beginning of period ...........................................          10,807,156           38,212,202
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 16,591,885         $  7,034,992
                                                                                                  ============         ============

Cash paid during the year for:
   Income taxes ..........................................................................        $  1,219,345         $  1,314,715
   Interest ..............................................................................        $ 11,778,576         $ 12,721,667

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

Note 4 - Stock Repurchase

On January 18, 2008, the Company announced plans to repurchase up to 484,527 shares of its outstanding common stock. Repurchased shares are retired into authorized unissued shares. The Company had previously in July 2007 announced plans to repurchase up to 547,556 shares of its outstanding common stock. During the first nine months of 2008, the Company repurchased 483,593 shares, of which 314,929 were repurchased pursuant to the 2008 repurchase plan and 168,664 were repurchased pursuant to the 2007 repurchase plan. During the first nine months of 2007, the Company repurchased 957,497 shares of common stock pursuant to the 2007 repurchase plan.

Note 5 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards- (continued)

parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company does not believe the adoption of SFAS 160 will have a material impact on its financial position, results of operations or cash flows.

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

In May, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective November 15, 2008. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60," ("SFAS 163") was issued by the FASB in May, 2008 to alleviate diversity in accounting for financial guarantee insurance contracts. SFAS 163 requires an insurance enterprise to recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. The Statement also modifies premium revenue and claim liabilities recognition and measurement. SFAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years with the exception of disclosures related to the insurance enterprise's risk-management activities which are effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this Statement will have no material effect on the Company's financial position, results of operations or cash flows.

                        SOUTHCOAST FINANCIAL CORPORATION

The FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP APB 14-1"). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

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

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards- (continued)

Assets and liabilities measured at fair value on a recurring basis are as follows as of September 30, 2008:

                                                               Quoted market price    Significant other     Significant unobservable
                                                                in active markets     observable inputs            inputs
                                                                    (Level 1)             (Level 2)               (Level 3)
                                                               -------------------    -----------------     ------------------------
Available-for-sale
 investment securities ............................               $         -            $ 63,285,654            $  369,400

Interest rate swap
 derivative instrument ............................               $         -            $   (291,587)           $        -


The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was $ 12,419,623.

FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

FSP SFAS 133-1 and FIN 45-4,  "Disclosures  about Credit Derivatives and Certain
Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161," ("FSP SFAS 133-1 and FIN 45-4") was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

The SEC's Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The press release includes guidance on the use of management's internal assumptions and the use of "market" quotes. It also reiterates the factors in SEC Staff Accounting Bulletin ("SAB") Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

                        SOUTHCOAST FINANCIAL CORPORATION

On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements" in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Results of operations for the period ending September 30, 2008 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economy of the  Greater  Charleston area;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    perceptions by depositors about the safety of their deposits;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
     o    ability to weather the current economic downturn;
     o    loss of consumer or investor confidence; and
     o other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Results of Operations

The Company's net income for the nine months ended September 30, 2008 was $625,474, or $.13 per basic share, compared to $2,705,642, or $.49 per basic share, for the nine months ended September 30, 2007. The average number of basic shares outstanding for the nine months ending September 30, 2008 was 4,641,649 compared to 5,554,195 for the nine months ending September 30, 2007.

The Company's net loss for the three months ended September 30, 2008 was $888,973 or $.20 per basic share, compared to net income of $1,010,698, or $.19 per basic share, for the three months ended September 30, 2007. The average number of basic shares outstanding for the quarter ending September 30, 2008 was 4,542,304 compared to 5,217,249 for the quarter ending September 30, 2007.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company's earnings. Net interest income was $11,298,437 for the nine months ended September 30, 2008, compared to $10,838,134 for the nine months ended September 30, 2007.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average  earning assets for the nine months ending  September 30, 2008 increased
9.3 percent to $463.8 million from the $424.4 million reported for the nine months ending September 30, 2007. The increase was attributable to increases of $24.1 million and $15.3 million, respectively, in average loans and average total investments and federal funds sold. The increase in average loans was due to the continued growth of our commercial lending and branch network areas.

Average interest bearing liabilities for the nine months ended September 30, 2008 increased 16.7 percent to $429.3 million from the $367.9 million reported for the nine months ended September 30, 2007. The increase was attributable to increases in average time deposits, savings and transaction accounts, and other borrowings of $52.7 million, $7.6 million, and $10.3 million, respectively, offset by a decrease of $9.3 million in average subordinated debt. The increase in average interest bearing liabilities was primarily a result of a limited offering of higher than market interest rates on time deposits, and was necessitated by the growth in average assets and the early retirement of $11.3 million in subordinated debt during 2007.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2008 and 2007.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                     For the nine months ended                     For the nine months ended
                                                          September 30, 2008                            September 30, 2007
                                                          ------------------                            ------------------
                                                 Average        Income/       Yield/        Average          Income/       Yield/
                                                Balance        Expense       Rate(1)        Balance          Expense       Rate(1)
                                                -------        -------       -------        -------          -------       -------
Assets
   Federal funds sold ................   $      2,063,225  $      35,194       2.28%   $      9,136,582  $     358,259       5.24%
   Investments - taxable .............         53,778,927      2,022,588       5.03          41,114,024      1,704,878       5.54
   Investments - nontaxable (2) ......         18,356,038        957,548       6.97           8,668,969        413,050       6.37
                                         ----------------  -------------               ----------------  -------------
     Total investments and
       federal funds sold ............         74,198,190      3,015,330       5.43          58,919,575      2,476,187       5.62
   Loans (3) (4) .....................        389,589,708     20,596,901       7.04         365,518,948     21,470,899       7.85
                                         ----------------  -------------               ----------------  -------------
     Total interest earning assets ...        463,787,898     23,612,231       6.79%        424,438,523     23,947,086       7.54%
                                                           -------------                                 -------------
     Other assets ....................         62,611,288                                    51,656,955
                                         ----------------                              ----------------
     Total assets ....................   $    526,399,186                              $    476,095,478
                                         ================                              ================
Liabilities
   Savings and
     transaction accounts ............   $     76,173,656      1,094,124       1.92    $     68,528,696      1,505,648       2.94
   Time Deposits .....................        248,604,398      7,778,254       4.18         195,862,210      7,432,786       5.07
   Other borrowings ..................         94,190,669      2,634,075       3.74          83,894,536      2,853,164       4.55
   Subordinated Debt .................         10,310,000        478,550       6.21          19,592,500      1,168,656       7.97
                                         ----------------  -------------               ----------------  -------------
     Total interest bearing
       liabilities ...................        429,278,723     11,985,003       3.73         367,877,942     12,960,254       4.71
                                                           -------------                                 -------------
   Non-interest bearing
     liabilities .....................         37,747,366                                    37,811,829
                                         ----------------                              ----------------
     Total liabilities ...............        467,026,089     11,985,003       3.43         405,689,771     12,960,254       4.27
                                                           -------------                                 -------------
   Equity ............................         59,373,097                                    70,405,707
                                         ----------------                              ----------------
     Total liabilities
       and equity ....................   $    526,399,186                              $    476,095,478
                                         ================                              ================
     Net interest
       income/margin (5) .............                     $  11,627,228       3.33                      $  10,986,832       3.45
                                                           =============                                 =============
     Net interest spread (6) .........                                         3.06%                                         2.83%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non- accruing loans.
(4)  Income includes loan fees of $1,002,492 in 2008 and $851,171 in 2007.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

As shown above, for the nine months ended September 30, 2008 the average yield on earning assets was 6.79 percent, while the average cost of interest bearing liabilities was 3.73 percent. For the nine months ended September 30, 2007 the average yield on earning assets was 7.54 percent and the average cost of interest-bearing liabilities was 4.71 percent. The decrease in the asset yields and average rates paid is due to market interest rate decreases over the last year. The net interest margin is computed by annualizing year to date interest income and interest expense, taking the difference, and dividing the resulting figure by average interest earning assets. The net interest margin for the nine months ended September 30, 2008 was 3.33 percent compared to 3.45 percent for the nine months ended September 30, 2007. The decrease in the net interest margin is attributable to an increase in average interest bearing liabilities of $61.4 million between the two periods, compared with an increase of only $39.3 million in interest bearing assets, a difference of $22.1 million. The Company's purchase of $17.3 million of Company Owned Life Insurance during 2007 and its stock repurchases totaling $7.0 million between September

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest  Income - continued

30, 2007 and September 30, 2008 absorbed the extra funding provided by the increase in average interest bearing liabilities in excess of average interest earning assets.

The cost of total liabilities was 3.43 percent and 4.27 percent for the nine months ending September 30, 2008 and 2007, respectively.

Average earning assets for the three months ending  September 30, 2008 increased
15.93 percent to $485.2 million from the $418.5 million reported for the three months ending September 30, 2007. The increase was attributable to increases of $25.4 million and $41.3 million, respectively, in average total investments and federal funds sold and average loans.

Average interest bearing liabilities for the three months ending September 30, 2008 increased 18.15 percent to $450.2 million from the $381.0 million reported for the three months ending September 30, 2007. This increase was primarily due to an increase of $87.7 million in average time deposits, which included an increase of $26.8 million in average brokered and wholesale time deposits.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended September 30, 2008 and 2007.

                                                       For the three months ended                For the three months ended
                                                            September 30, 2008                        September 30, 2007
                                                            ------------------                        ------------------
                                                Average         Income/       Yield/         Average        Income/          Yield/
                                                Balance        Expense        Rate(1)        Balance        Expense          Rate(1)
                                                -------        -------        -------        -------        -------          -------
Assets
   Federal funds sold ..................  $      3,217,589  $      16,390       2.04%   $      4,779,016  $      61,358       5.09%
   Investments - taxable ...............        59,735,874        728,649       4.89          38,341,399        633,048       6.55
   Investments - nontaxable (2) ........        18,481,856        290,675       6.31          12,923,453        202,912       6.23
                                          ----------------  -------------               ----------------  -------------
     Total investments and
       federal funds sold ..............        81,435,319      1,035,714       5.10          56,043,868        897,318       6.35
   Loans (3) (4) .......................       403,761,400      6,794,215       6.64         362,500,322      7,248,499       7.93
                                          ----------------  -------------               ----------------  -------------
     Total earning assets ..............       485,196,719      7,829,929       6.47         418,544,190      8,145,817       7.72
                                                            -------------                                 -------------
     Other assets ......................        58,066,396                                    63,067,583
                                          ----------------                              ----------------
     Total assets ......................  $    543,263,115                              $    481,611,773
                                          ================                              ================
Liabilities
   Savings and
     transaction accounts ..............  $     62,541,534  $     247,658       1.59    $     77,653,982  $     652,027       3.33
   Time Deposits .......................       290,880,654      2,749,767       3.79         203,191,002      2,656,356       5.19
   Other Borrowings ....................        86,422,469        813,210       3.77          82,642,120        952,580       4.57
   Subordinated Debt ...................        10,310,000        161,518       6.28          17,530,000        338,100       7.65
                                          ----------------  -------------               ----------------  -------------
     Total interest bearing
       liabilities .....................       450,154,657      3,972,153       3.54         381,017,104      4,599,063       4.79
                                                            -------------                                 -------------
   Non-interest bearing
     liabilities .......................        36,243,118                                    39,187,603
                                          ----------------                              ----------------
     Total liabilities .................       486,397,775      3,972,153       3.28         420,204,707      4,599,063       4.34
                                                            -------------                                 -------------
   Equity ..............................        56,865,340                                    61,407,066
                                          ----------------                              ----------------
     Total liabilities
       and equity ......................  $    543,263,115                              $    481,611,773
                                          ================                              ================
     Net interest
       income/margin (5) ...............                    $   3,857,776       3.19                      $   3,546,754       3.36
                                                            =============                                 =============
     Net interest spread (6) ...........                                        2.93%                                         2.93%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non- accruing loans. (
4)   Income includes loan fees of $330,370 in 2008 and $272,127 in 2007.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest  Income - continued

As reflected above, for the three months ended September 30, 2008 the average yield on earning assets was 6.47 percent, while the average cost of interest bearing liabilities was 3.54 percent. For the three months ended September 30, 2007 the average yield on earning assets was 7.72 percent and the average cost of interest-bearing liabilities was 4.79 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate decreases over the last year. The net interest margin for the three months ended September 30, 2008 was 3.19 percent compared to 3.36 percent for the three months ended September 30, 2007. The decrease in the net interest margin is primarily attributable to the growth of interest bearing liabilities in excess of the growth in interest bearing assets. The cost of total liabilities was 3.28 percent for the three months ended
September 30, 2008, compared to 4.34 percent for the three months ended September 30, 2007.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                   Analysis of Changes in Net Interest Income
                                                                                  For the nine months ended September 30, 2008
                                                                                versus nine months ended September 30, 2007 (1)
                                                                                -----------------------------------------------
                                                                               Volume                 Rate              Net Change
                                                                               ------                 ----              ----------
Interest income:
   Federal funds sold ............................................          $  (277,221)          $   (45,844)          $  (323,065)
   Investments - taxable .........................................              524,785              (207,075)              317,710
   Investments - non taxable (2) .................................              461,532                82,966               544,498
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              709,096              (169,953)              539,143
     Net loans (3) ...............................................            1,413,283            (2,287,281)             (873,998)
                                                                            -----------           -----------           -----------
     Total interest income .......................................            2,122,379            (2,457,234)             (334,855)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................              168,110              (579,634)             (411,524)
   Time deposits .................................................            2,000,027            (1,654,559)              345,468
   Other borrowings ..............................................              350,393              (569,482)             (219,089)
   Subordinated debt .............................................             (553,341)             (136,765)             (690,106)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................            1,965,189            (2,940,440)             (975,251)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $   157,190           $   483,206           $   640,396
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $1,002,492 in 2008 and $851,171 in 2007.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                                                  Analysis of Changes in Net Interest Income
                                                                                For the three months ended September 30, 2008
                                                                               Versus three months ended September 30, 2007 (1)
                                                                               ------------------------------------------------
                                                                                Volume               Rate                Net Change
                                                                                ------               ----                ----------
Interest income:
   Federal funds sold ............................................          $   (19,597)          $   (25,371)          $   (44,968)
   Investments - taxable .........................................              345,535              (249,934)               95,601
   Investments - non taxable (2) .................................               85,386                 2,377                87,763
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              411,324              (272,928)              138,396
     Net loans (3) ...............................................              806,795            (1,261,079)             (454,284)
                                                                            -----------           -----------           -----------
     Total interest income .......................................            1,218,119            (1,534,007)             (315,888)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................             (124,088)             (280,281)             (404,369)
   Time deposits .................................................            1,122,187            (1,028,776)               93,411
   Other borrowings ..............................................               42,599              (181,969)             (139,370)
   Subordinated debt .............................................             (136,191)              (40,391)             (176,582)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................              904,507            (1,531,417)             (626,910)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $   313,612           $    (2,590)          $   311,022
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $330,370 in 2008 and $272,127 in 2007.

Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2008 was $1,646,244, compared to $1,920,824 for the nine months ended September 30, 2007, a decrease of $274,580. The Company had two large nonrecurring items which impacted the nine months ended September 30, 2008. One was an impairment charge of $2,878,096 taken on the Company's holdings of Fannie Mae and Freddie Mac Preferred Stock. The other was a gain on the sale of premises and equipment of $2,330,246 resulting from the sale of land adjacent to the Company's John's Island branch location. The collective effect of these two items was a pretax loss of $547,850. Company owned life insurance earnings increased by $284,228 between the two periods, with these earnings totaling $639,313 and $355,085 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The increased earnings on company owned life insurance were due to $17.3 million of additional Company owned life insurance purchased throughout 2007. Additionally, the Company had a $44,161 increase in gains on the sale of investment securities, with gains totaling $300,115 and $255,954 for the nine months ended September 30, 2008 and September 30, 2007, respectively. Service fees on deposit accounts increased by $75,549 to $856,365 for the nine months ended September 30, 2008 from $780,816 for the nine months ended September 30, 2007, due to deposit growth achieved by our branch network. Fees on loans sold decreased $76,694 between the two periods, totaling $186,549 and $263,243 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease is attributable to a continued slowdown in the mortgage market.

Noninterest expenses for the nine months ended September 30, 2008 were $9,943,723, compared to $8,748,656 for the nine months ended September 30, 2007, an increase of $1,195,067. The majority of this increase was due to an increase in salaries and employee benefits of $891,192 between the two periods. The increase in salaries and benefits was primarily the result of adoption of a Salary Continuation Plan during 2008. Total accruals under this plan during the nine months ended September 30, 2008 totaled $568,508. Other operating expenses increased by $307,731 between the two periods, largely due to an increase of $150,562 in insurance expense, mostly the result of an increase in premiums paid to the Federal Deposit Insurance Corporation. Counteracting this increase in other operating expenses was a decline of $81,558 in advertising expense, largely a result of the Company's decision to decrease its television and billboard advertising.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the three months ended September 30, 2008 was $137,923, compared to $756,704 for the three months ended September 30, 2007, a difference of $618,781. The decrease is primarily attributable to the combined effects of the $2,878,096 impairment charge on the Fannie Mae and Freddie Mac Preferred Stock and the gain on sale of land of $2,330,246, a combined negative effect of $547,850 on total noninterest income. Additionally, gains on sales of available-for-sale securities decreased by $88,306 between the two periods, to $75,697 for the three months ended September 30, 2008, compared to $164,003 for the three months ended September 30, 2007.

Noninterest expenses for the three months ended September 30, 2008 were $3,921,221, compared to $2,785,077 for the three months ended September 30, 2007, an increase of $1,136,144 between the two periods. Of this increase, $878,569 was due to an increase in salaries and benefits. The increase in salaries and benefits was primarily the result of the adoption of the Salary Continuation Plan during the quarter, which had total accruals of $568,508 for the quarter.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 54.5% of total deposits as of September 30, 2008. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. The Company also has a $17.0 million line of credit with Nexity Bank, a $10.0 million line of credit with Silverton Bank, a $10.0 million line of credit with First Tennessee Bank, and a $10.0 million line of credit with US Bank. Additionally the Company has a $3.0 million holding company line of credit with First Tennessee Bank. Although the Company has experienced some activity in deposit accounts that appears to be related to current economic conditions, it has had adequate liquidity to comfortably deal with such activity. Management believes that the Company's liquidity sources are adequate to meet normal operating needs.

Loans

Nonfarm, nonresidential real estate loans comprised 24 percent of the total loan portfolio as of September 30, 2008, totaling $96.3 million. Loans secured by real estate for construction and land development totaled $93.8 million, or 23 percent of the portfolio while 1-4 family mortgage loans totaled $173.4 million or 42 percent of the total loan portfolio, as of September 30, 2008. All other real estate loans totaled $6.0 million or 1 percent of the total loan portfolio. Commercial and industrial loans comprised $35.2 million, or 9% of the total loan portfolio. Installment loans and other consumer loans to individuals comprised $3.8 million or 1 percent of the total loan portfolio. Total loans increased by $30.2 million during the nine months ended September 30, 2008, due primarily to increases of $12.0 million, $17.8 million, and $1.0 million in 1- 4 family residential loans, construction loans, and commercial and industrial loans, respectively.

At September 30, 2008, the Company had $1.5 million in loans 90 days delinquent and still accruing interest and $12.4 million of nonaccrual loans. The Company had $487,000 of other real estate owned at that date. The majority of nonaccrual loans are secured by real estate, and the overall value of real estate in the Company's market area has remained relatively stable. There were no other loans that management had determined to be potential problem loans at September 30, 2008. At December 31, 2007, the Company had $3.5 million of loans 90 days past due and still accruing interest, $194,000 in other real estate owned, and $893,000 of nonaccrual loans. At September 30, 2007, the Company had $1.9 million in loans 90 days past due and still accruing interest, $122,731 of other real estate owned, and $2.6 million of nonaccrual loans. The allowance for loan losses was 1.43 percent of loans as of September 30, 2008, compared to 1.14 percent as of December 31, 2007 and 1.17 percent as of September 30, 2007. For the nine months ended September 30, 2008 the Company recorded a loan loss provision of $2,594,000 compared to no loan loss provision during 2007. The current year's loan loss provision is the result of an increase of $30.2 million in total loans during the first nine months of the year, an increase of $11.5 million in total nonaccrual loans during the first nine months of the year, and current year loan charge-offs totaling $1,096,000. During

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Loans - continued

2007, the Company's average loans outstanding decreased by $12.0 million compared with 2006 due primarily to payoffs of brokered and wholesale loans. Due to this contraction in its loan portfolio the Company did not make a provision for loan losses during 2007.

At September 30, 2008, the Company had specifically reserved $3,410,982 for impaired loans.

In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company's loan portfolio. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we have experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, non-accruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of September 30, 2008. However, management expects further deterioration of economic conditions in the Company's market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further increases in provisions for loan losses will likely be needed in the future.

The following table provides a year to date analysis of activity within the allowance for loan losses:

Balance at December 31, 2007 ...................................    $ 4,297,337
Current Year Loan Loss Provision ...............................      2,594,297
Charge- offs:
     Domestic:
       Commercial, financial, and agricultural .................        553,808
       Real estate- mortgage ...................................        477,500
       Installment loans to individuals ........................         64,227
     Foreign: ..................................................              -
Recoveries:
       Commercial, financial, and agricultural .................          5,000
       Real estate- mortgage ...................................         44,130
       Installment loans to individuals ........................             90
                                                                  -------------
Balance at September 30, 2008 ..................................  $   5,845,319
                                                                  =============


Deposits

Deposits increased $43.6 million during the first nine months of 2008 to $386.3 million at September 30, 2008. The increase was attributable to several factors. Noninterest bearing deposits decreased $3.4 million and interest bearing deposits increased by $47.0 million during the first nine months of 2008. Certificates of deposit from retail customers increased approximately $66.9 million during the first nine months, largely as the result of several certificate of deposit rate specials offered during the second and third quarters of 2008. Savings and interest bearing transaction accounts decreased approximately $28.6 million due to a decrease in our municipal deposits and the movement of funds to time deposit accounts due to the higher market rates paid on time deposits. Finally, brokered and wholesale deposits increased $8.7 million during the nine month period. Because these higher rate funds are particularly rate sensitive, they are more volatile and are not treated as core deposits.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Other Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA Advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial loans. FHLBA advances are summarized as follows:

       Maturity                          Rate                   Balance
      -----------------               ---------             ---------------
      November 2008                     2.25%               $     2,000,000
      September 2010                    5.55%                     7,000,000
      February 2011                     2.81%                     4,500,000
      March 2011                        2.96%                     7,500,000
      September 2013                    4.75%                    10,000,000
      June 2014                         3.92%                     2,000,000
      October 2016                      4.25%                     5,000,000
      November 2016                     4.08%                     5,000,000
      January 2017                      4.35%                     5,000,000
      January 2017                      4.40%                     5,000,000
      January 2017                      4.46%                     5,000,000
      January 2017                      4.60%                     5,000,000
      March 2018                        2.33%                     5,000,000
      April 2018                        3.03%                     5,000,000
                                                            ---------------

      Balance                                               $    73,000,000
                                                            ===============

During the quarter ended September 30, 2008, the Company repaid $1.5 million of debt outstanding on a holding company line of credit with First Tennessee Bank. The Company has $3.0 million available for borrowing on this line as of September 30, 2008.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Capital Resources

The capital base for the Company decreased by $7.7 million for the first nine months of 2008, due to our repurchase of 483,593 shares of common stock for an aggregate purchase price of $6.7 million, and other comprehensive loss of $1,682,339 partially offset by net income of $625,474 and proceeds from stock issuances of $110,741 through our Employee Stock Purchase Plan. The Company's Tier 1 capital to average assets ratio was 12.77 percent as of September 30, 2008 compared to 15.16 percent as of December 31, 2007.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations and the Bank's junior subordinated debt in excess of 25% of the Bank's Tier 1 capital. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Southcoast and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of September 30, 2008, the Company and the Bank exceeded their capital requirements as shown in the following table.

                                                                                         Capital Ratios
                                                                 -------------------------------------------------------------------
                                                                                        Well Capitalized      Adequately Capitalized
(Dollars in thousands)                                                 Actual             Requirement              Requirement
                                                                 -----------------     ------------------     ----------------------
                                                                 Amount      Ratio     Amount       Ratio     Amount         Ratio
                                                                 ------      -----     ------       -----     ------         -----
The Bank
  Total capital (to risk-weighted assets) ................      $55,595      14.15%    39,292       10.00%    31,433         8.00%
  Tier 1 capital (to risk-weighted assets) ...............       50,672      12.90%    23,575        6.00%    15,717         4.00%
  Tier 1 capital (to average assets) .....................       50,672       9.59%    26,444        5.00%    21,155         4.00%
The Company
  Total capital (to risk-weighted assets) ................      $72,338      17.69%       N/A         N/A     32,718         8.00%
  Tier 1 capital (to risk-weighted assets) ...............       67,214      16.43%       N/A         N/A     16,359         4.00%
  Tier 1 capital (to average assets) .....................       67,214      12.77%       N/A         N/A     21,054         4.00%

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2008, the Company had issued commitments to extend credit of $34,267,537 and standby letters of credit of $494,078 through various types of commercial lending arrangements. Approximately $28,442,929 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2008.

                                                                  After One    After Three
                                                                   Through       Through                    Greater
                                                    Within One      Three         Twelve      Within One      Than
                                                       Month        Months        Months         Year        One Year        Total
                                                       -----        ------        ------         ----        --------        -----
Unused commitments to extend credit ............   $ 3,796,020   $ 4,829,386   $ 9,790,732   $18,416,138   $15,851,399   $34,267,537
Standby letters of credit ......................       308,411        25,000       131,637       465,048        29,030       494,078
                                                   -----------   -----------   -----------   -----------   -----------   -----------
    Totals .....................................   $ 4,104,431   $ 4,854,386   $ 9,922,369   $18,881,186   $15,880,429   $34,761,615
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

                        SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The following are additional risk factors for the Company, to be read in conjunction with Item 1A, "Risk Factors - Risks Related to Our Industry" in the Company's Form 10-K for the year ended December 31, 2007.

1. There can be no assurance that recent government actions will help stabilize the U.S. financial system.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

2. Current levels of market volatility are unprecedented.

Although many markets have been experiencing volatility and disruption for months, in the past few weeks, the volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

3. The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

4. Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

        (c) Issuer Purchases of Equity Securities

                         (a) Total Number      (b) Average         (c) Total Number of            Maximum Number
                            of Shares           Price Paid          Shares Purchased as       of Shares that May yet be
    Period                  Purchased           Per Share       Part of Publicly Announced       Purchased Under the
                                                                     Plans or Programs (1)        Plans or Programs

7/1/08-7/31/08               73,220               13.53                   73,220                       169,598

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

Item 6.  Exhibits

10-1 Amended and Restated Employment Agreement, dated as of August 14, 2008, among Southcoast Financial Corporation, Southcoast Community Bank, and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)

10-2 Salary  Continuation  Agreement  dated  as  of  August  14,  2008,  between
     Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)

10-3 Endorsement  Split Dollar Agreement,  dated as of August 14, 2008,  between
     Southcoast Financial Corporation and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)

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





Date:    November 6, 2008                   By:      s/ L. Wayne Pearson
                                                 ---------------------------
                                                     L. Wayne Pearson
                                                     Chief Executive Officer



Date:    November 6, 2008                 By:        s/ William C. Heslop
                                                 ---------------------------
                                                     William C. Heslop
                                                     Chief Financial Officer

                        SOUTHCOAST FINANCIAL CORPORATION

Exhibit Index

10-1 Amended and Restated Employment Agreement, dated as of August 14, 2008, among Southcoast Financial Corporation, Southcoast Community Bank, and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)

10-2 Salary  Continuation  Agreement  dated  as  of  August  14,  2008,  between
     Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)

10-3 Endorsement  Split Dollar Agreement,  dated as of August 14, 2008,  between
     Southcoast Financial Corporation and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)

31-1 Rule 13a-14(a) Certifications of CEO

31-2 Rule 13a-14(a) Certifications of CFO

32   Section 1350 Certification