Form 10-K
period 2008-12-31
SOUTHCOAST FINANCIAL CORP
filed 2009-03-05
CIK 1083689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008                  File Number 0-25933

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

          Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer [ ]             Accelerated filer [X]

        Non-accelerated filer [ ]               Smaller reporting company [ ]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         The aggregate market value of the Common Stock held by non-affiliates on June 30, 2008, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $54,884,270. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As  of  February  28,  2009,   there  were  4,521,890   shares  of  the
Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2008 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................      2
Item 1A  Risk Factors ...................................................      9
Item 1B  Unresolved Staff Comments ......................................     12
Item 2   Properties .....................................................     12
Item 3   Legal Proceedings ..............................................     13
Item 4   Submission of Matters to a Vote of Security Holders ............     13
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ............     13
Item 6   Selected Financial Data ........................................     14
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operation ...........................     14
Item 7A  Quantitative and Qualitative Disclosures
           About Market Risk ............................................     14
Item 8   Financial Statements and Supplementary Data ....................     14
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     14
Item 9A  Controls and Procedures ........................................     14
Item 9B  Other Information ..............................................     15
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........     15
Item 11  Executive Compensation .........................................     16
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     16
Item 13  Certain Relationships and Related Transactions,
            and Director Independence ...................................     16
                                     Part IV
Item 14  Principal Accountant Fees and Services..........................     16
Item 15  Exhibits and Financial Statement Schedules .....................     16

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

         All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict,"
"could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economies of the  Company's  market areas;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    perceptions by depositors about the safety of their deposits;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
     o    our ability to weather the current economic downturn;
     o    loss of consumer or investor confidence; and
     o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

         Management believes that the loan portfolio is adequately diversified. Management is not aware of any significant concentrations of loans made to any particular individuals, industries or groups of related individuals or industries, except for residential mortgage loans, commercial real estate loans, and construction and land development loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in the Bank's service areas within Charleston, Dorchester and Berkeley Counties of South Carolina. The economy of these areas is diversified and does not depend on any single industry or group of related industries. Approximately 90% of loans are secured by real estate located in those three counties or other coastal areas of South Carolina. The Bank does not make any foreign loans.

         In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices with respect to these types of products and practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan's life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan's being fully paid (i.e. balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

         Other services the Bank offers include residential mortgage loan origination services, safe deposit boxes, business courier service, night depository service, telephone banking, VISA and MasterCard brand credit cards, tax deposits, travelers checks and 24-hour automated teller machines. The ATMs are part of the Intercept network.

         At March 2, 2009, the Bank employed 101 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the Charleston - North Charleston MSA. As of June 30, 2008, 30 banks, savings and loans, and savings banks with 203 branch locations competed in the Charleston - North Charleston MSA. As of June 30, 2008, the Bank held 4.15% of total deposits in the MSA of $9.1 billion.

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

Available Information

         The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company does not have a website, but the Bank maintains a website at www.southcoastbank.com. As required by SEC rules, the Company's 2008 Annual Report to Shareholders and Proxy Statement for the 2009 Annual Meeting of Shareholders will be posted on this website upon mailing of such materials to shareholders. Reports of beneficial ownership of securities filed on behalf of the Company's directors and executive officers pursuant to
Section 16 of the Securities Exchange Act of 1934 are also available on the Bank's website. The Company does not post its other SEC filings on the Bank's website because the Bank has only a small staff available to update and monitor the website, and the Company's filings are readily available on the SEC website, www.sec.gov, without charge. Persons who are unable to obtain such filings from the SEC website may obtain free copies from the Company upon request.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2008.

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Effective January 1, 2007, rates range between 5 and 43 cents per $100 in assessable deposits. As a result of the actual and predicted impact on the DIF of bank failures in 2008 and 2009, the FDIC has altered its methodology for computing assessments, beginning with assessments due in September 2009 based on assessable deposits at June 30, 2009. Under the new methodology, assessments will range between 7 and
77.5 cents per $100 in assessable deposits. The FDIC has also proposed to make an additional "emergency assessment" of 20 cents per $100 of assessable deposits held on June 30, 2009, which will be payable in September 2009.


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

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law permits such interstate branching but not de novo branching by an out-of-state bank.

Gramm-Leach-Bliley Act

         The  Gramm-Leach-Bliley  Act makes it easier for  affiliations  between banks, securities firms and insurance companies to take place, removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

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

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Broader problems in the financial sector of the economy which became apparent in 2008 have led to numerous calls for legislative restructuring of the regulation of the sector. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

         In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

         Current levels of market volatility are unprecedented.

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

         Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

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

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Most of this regulation is designed to protect our depositors and other customers, not our shareholders. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, locations of offices, and compensation of our officers. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result in limitations being imposed on our activities or, in an extreme case, in our bank's being placed in receivership. We are also subject to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

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

         Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. National and international economic conditions and governmental efforts to control such conditions affect us directly and indirectly. All of these matters are outside of our control and affect our ability to operate profitably.

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

         We began operating in July 1998 and have grown from $92.1 million in total assets at December 31, 2000 (the end of our first year of profitable operations) to $535 million in total assets at December 31, 2008, an increase of 480%. Although we do not expect to continue to grow as fast in the future as we have in the past, it is our intention to continue to expand our asset base. Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

         Our continued pace of growth or regulatory requirements may require us to raise additional capital in the future, but that capital may not be available when it is needed or be available on favorable terms.

         We anticipate that our capital resources following our 2005 stock offering will continue to satisfy our capital requirements for the foreseeable future. Nevertheless, we may need to raise additional capital to support additional growth or to meet regulatory requirements. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited and, if we cannot continue to meet regulatory capital requirements, our existence could also be limited.

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

         Nearly all of our business and our customers are located in coastal South Carolina, an area that often experiences damage from hurricanes and other weather phenomena. We attempt to mitigate such risk with insurance and by requiring insurance on property we take as collateral. However, catastrophic weather damage to a large portion of our market area could cause substantial disruptions to our business and our customers' businesses which would reduce our profitability for some period.

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

         Our profitability and liquidity are affected by changes in interest rates and economic conditions.

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-bearing assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income is adversely affected when market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments or, conversely, when the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Since September 18, 2007, the Federal Reserve has decreased interest rates significantly. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interest rates.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may limit your ability to sell your stock.

         Our common stock is traded on the Nasdaq Capital Market under the symbol "SOCB." Since January 1, 2008, the average weekly trading volume has been approximately 8,150 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

         The market price of our common stock may continue to decline.

         The market prices of financial institution equity securities, including ours, have declined significantly over the past year in response to the financial crises affecting the banking system and financial markets. There can be no assurance that such declines will not continue.

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

         Our common stock is not a deposit, savings account or obligation of our bank and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail, you could lose your total investment.

Item 1B.  Unresolved Staff Comments.

         The Company has not received written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 within the 180 days before the end of its 2008 fiscal year.

Item 2.  Properties.

         The Company owns the real property at 530-534 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 3305 South Morgan's Point Road, Mt. Pleasant; 802 Savannah Highway, Charleston; 1654 Sam Rittenberg Boulevard, Charleston; 337 East Main Street, Moncks Corner; 597 Old Mount Holly Road, Goose Creek; and 8420 Dorchester Road, North Charleston. The Company leases the property at 302 N. Main Street, Summerville; and 2753 Maybank Highway, Johns Island. All properties are believed to be well suited for the Company's needs.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2008.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The information set forth under the caption "Corporate Data -- Common Stock and Dividends" in the Registrant's Annual Report to Shareholders for the year ended December 31, 2008 (the "2008 Annual Report"), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference. The information required by Item 201(d) of Regulation S-K is set forth under
Item 12 of this Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

         The Company did not sell any securities during the year ended December 31, 2008 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  (c) Total Number               (d) Maximum
                                                                    of Shares (or                Number (or
                         (a) Total               (b)              Units) Purchased           Approximate Dollar
                         Number of             Average               as Part of             Value) of Shares (or
       Period            Shares (or          Price Paid               Publicly               Units) that May Yet
                           Units)             Per Share            Announced Plans           Be Purchased Under
                         Purchased            (or Unit)              or Programs                the Plans or
                                                                                                  Programs
--------------------- ----------------- ---------------------- ------------------------ ------------------------------
10/1-10/31/08                 -                     -                       -                   169,598

11/1-11/30/08            25,000                 $5.06                  25,000                   144,598

12/1-12/31/08                 -                     -                       -                   144,598

Total

         On July 24, 2007, the Board of Directors authorized the repurchase of 10% of its outstanding stock. The Company announced this repurchase plan on July 25, 2007. Stock dividends occurring subsequent to the authorization were included in the authorization. The authorization required that purchases be made in the open market and permited block trades, all in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The July 25, 2007 repurchase plan does not have an expiration date. At December 31, 2008, 144,598 shares remained authorized for purchase under the program.

Item 6. Selected Financial Data

         The information set forth under the caption "Selected Consolidated Financial Data" in the 2008 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information set forth under the caption "Management's Discussion and Analysis" in the 2008 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information set forth under the captions "Management's Discussion and Analysis -- Market Risk - Interest Rate Sensitivity" and "-- Off Balance Sheet Arrangements" in the 2008 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

         The Consolidated Financial Statements, including Notes thereto, in the 2008 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference. Supplementary financial information is set forth in Note 27 to such financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Elliott Davis, LLC, which had served as the Company's independent auditors since its organization, resigned as of April 17, 2006 because the firm's independence would terminate as a result of the Company's agreeing to employ one of Elliott Davis' accountants as its Chief Financial Officer upon the retirement of Robert M. Scott as Chief Financial Officer on May 12, 2006. Neither of Elliott Davis' reports on the Company's financial statements for the prior two years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company's two most recent fiscal years and any subsequent interim period preceding such resignation there were no disagreements with Elliott Davis on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Elliott Davis, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

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

         Management has assessed the effectiveness of Southcoast Financial Corporation's internal control over financial reporting as of December 31, 2008. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework." Based on our assessment, management has concluded that, as of December 31, 2008, internal control over financial reporting was effective.

         Elliott Davis, LLC, an independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting, and a copy of its report is included with this report.

Attestation Report of the Registered Public Accounting Firm

         The "Report of Independent Registered Public Accounting Firm" of Elliott Davis, LLC, dated February 26, 2009, that precedes the Company's Consolidated Audited Financial Statements in the 2008 Annual Report, which report is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2008 that was not so disclosed.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Election of Directors -- Directors and Nominees" "-- Executive Officers," and "Committees of our Board of Directors -- Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2009 Annual Meeting of Shareholders (the "2009 Proxy Statement") is incorporated herein by reference.

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

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected as a director by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

Item 11. Executive Compensation.

         The information set forth under the caption "Management Compensation" in the 2009 Proxy Statement is incorporated herein by reference; provided, however, pursuant to the Instructions to Item 407(e)(5) of Regulation S-K the "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of our Management" in the 2009 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2008 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

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


Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence.

         The information set forth under the captions "Governance Matters -- Director Independence" and "Certain Relationships and Related Transactions" in the 2009 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

         The information set forth under the captions "Independent Registered Public Accounting Firm - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2009 Proxy Statement is incorporated herein by reference.

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

                              Southcoast Financial Corporation


March 2, 2009                 By: s/L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


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


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

s/Tommy B. Baker
--------------------------               Director                                           March 3, 2009
Tommy B. Baker


--------------------------               Director                                           March __, 2009
William A. Coates

s/Paul D. Hollen, III
--------------------------               Executive Vice President, Director                 March 3, 2009
Paul D. Hollen, III

s/Stephen F. Hutchinson
--------------------------               Director                                           March 2, 2009
Stephen F. Hutchinson

s/L. Wayne Pearson
--------------------------               Chairman, Chief Executive Officer, Director        March 2, 2009
L. Wayne Pearson

s/Robert M. Scott
--------------------------               Director                                           March 2, 2009
Robert M. Scott

s/James H. Sexton
--------------------------               Director                                           March 3, 2009
James H. Sexton

s/James P. Smith
--------------------------               Director                                           March 2, 2009
James P. Smith

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant, as amended September 13, 2008(8)
4.1            Form of Common Stock Certificate(3)
10.1           1999 Stock Option Plan(2)
10.2           Form of Stock Option Agreement(3)
10.3           Amended and Restated  Declaration of Trust among the  Registrant,
               Wells Fargo Delaware Trust  Company,  Wells Fargo Bank,  National
               Association,  L. Wayne Pearson,  Robert A. Daniel, Jr. and Robert
               M. Scott, dated as of May 3, 2002 (4)
10.4           Amended and Restated Trust Agreement among  Southcoast  Financial
               Corporation,  The  Bank  of  New  York,  The  Bank  of  New  York
               (Delaware),  L. Wayne Pearson,  Paul D. Hollen, III and Robert M.
               Scott, dated as of December 16, 2002(5)
10.5           Form of Amended and Restated Employment  Agreements,  dated as of
               December  29,  2008,  between  the  Company  and  each of Paul D.
               Hollen,  III,  Robert A. Daniel,  Jr.,  William B. Seabrook,  and
               William C. Heslop (6)
10.6           Form of Endorsement Split Dollar Agreement,  dated as of December
               29, 2008, between  Southcoast  Community Bank and each of Paul L.
               Hollen,  III,  Robert A. Daniel,  Jr.,  William B. Seabrook,  and
               William C. Heslop (6)
10.7           Southcoast  Financial  Corporation  2005 Employee  Stock Purchase
               Plan (7)
10.8           Junior  Subordinated  Indenture between Registrant and Wilmington
               Trust Company dated as of August 5, 2005 (8)
10.9           Guarantee  Agreement  between  Registrant  and  Wilmington  Trust
               Company, dated as of August 5, 2005 (8)
10.10          Placement  Agreement among Registrant,  Southcoast  Capital Trust
               III and Credit Suisse First Boston LLC dated as of August 5, 2005
               (8)
10.11          Form of Endorsement  Split Dollar  Agreement  between the Company and  each of  Tommy B.  Baker,  William  A.  Coates,  Stephen  F.
               Hutchinson, Robert M. Scott, James H. Sexton, and James P. Smith,
               dated December 13, 2007(9)
10.12          Amended and Restated Employment Agreement, dated as of August 14,
               2008,  among   Southcoast   Financial   Corporation,   Southcoast
               Community Bank and L. Wayne Pearson (10)
10.13          Salary Continuation  Agreement between Southcoast  Community Bank and L. Wayne Pearson (10)
10.14          Endorsement Split Dollar Agreement,  dated as of August 14, 2008, between  Southcoast  Financial  Corporation  and L. Wayne Pearson
               (10)
13             Portions of the Annual Report to Shareholders for the Year  Ended
               December 31, 2008 incorporated by reference into this Form 10-K
21             Subsidiaries of Registrant (11)
23.1           Consent of Elliott Davis, LLC
23.2           Consent of Clifton D. Bodiford, C.P.A.
31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to exhibits to Form 10-SB filed April 10, 1999.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(4) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2002.
(5) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2002.
(6)  Incorporated  by  reference  to exhibits to Form 8-K, filed January 5, 2009
(7) Incorporated by reference to exhibits to Form S-8, filed September 9, 2005 (File No. 333-128197).
(8)  Incorporated  by reference to exhibit to Form 8-K filed September 14, 2007.
(9)  Incorporated  by reference to exhibits to Form 8-K filed December 19, 2007.
(10) Incorporated by reference to exhibits to Form 8-K filed August 20, 2008.
(11) Incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2007.