Form 10-Q
period 2009-03-31
SOUTHCOAST FINANCIAL CORP
filed 2009-05-08
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

        X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ------           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2009

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

                                 YES [X]    NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

      4,521,890 shares of common stock, no par value, as of April 30, 2009

                        SOUTHCOAST FINANCIAL CORPORATION
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
                                                                                                                   --------

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets - March 31, 2009 and December 31, 2008...................................2

         Condensed Consolidated Statements of Income - Three months ended March 31, 2009 and 2008.......................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2009 and 2008...................................................................4

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2009 and 2008...................5

Notes to Condensed Consolidated Financial Statements..................................................................6-8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................9-17

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.....................................................17

Item 4.   Controls and Procedures......................................................................................17

PART II - OTHER INFORMATION

Item 6.  Exhibits .....................................................................................................17

Signatures ............................................................................................................17

Exhibit Index .........................................................................................................18

                        SOUTHCOAST FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                    March 31,          December 31,
                                                                                                      2009                2008
                                                                                                   (Unaudited)          (Audited)
                                                                                                   -----------          ---------
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $  19,903,287        $  10,659,268
     Federal funds sold ..................................................................             364,199           11,902,302
                                                                                                 -------------        -------------
         Total cash and cash equivalents .................................................          20,267,486           22,561,570
   Investment securities
     Available for sale ..................................................................          59,995,426           57,772,257
     Federal Home Loan Bank Stock, at cost ...............................................           4,266,200            4,509,500
                                                                                                 -------------        -------------
         Total investment securities .....................................................          64,261,626           62,281,757
   Loans held for sale ...................................................................             984,313              417,000
   Loans, net of allowance of $6,697,881 and $7,410,116 ..................................         384,912,605          397,123,072
   Property and equipment, net ...........................................................          27,773,570           23,812,981
   Company owned life insurance ..........................................................          18,678,311           18,492,955
   Other assets ..........................................................................          12,251,684           10,275,579
                                                                                                 -------------        -------------

       Total assets ......................................................................       $ 529,129,595        $ 534,964,914
                                                                                                 =============        =============

Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  30,507,930        $  27,931,650
     Interest bearing ....................................................................         342,810,900          338,879,046
                                                                                                 -------------        -------------

       Total deposits ....................................................................         373,318,830          366,810,696

   Federal funds purchased ...............................................................                   -            5,978,800
   Securities sold under agreements to repurchase ........................................          11,084,358           10,611,537
   Advances from Federal Home Loan Bank ..................................................          74,000,000           81,000,000
   Junior subordinated debentures ........................................................          10,310,000           10,310,000
   Other liabilities .....................................................................           5,769,770            5,020,777
                                                                                                 -------------        -------------

       Total liabilities .................................................................         474,482,958          479,731,810
                                                                                                 -------------        -------------

Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  4,521,890 shares outstanding at March 31, 2009 and
     4,513,463 at December 31, 2008) .....................................................          53,477,203           53,441,978
   Retained earnings .....................................................................           3,117,700            2,814,566
   Accumulated other comprehensive loss ..................................................          (1,948,266)          (1,023,440)
                                                                                                 -------------        -------------

       Total shareholders' equity ........................................................          54,646,637           55,233,104
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 529,129,595        $ 534,964,914
                                                                                                 =============        =============

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                   For the Three months ended
                                                                                                           March 31,
                                                                                                           ---------
                                                                                                2009                       2008
                                                                                                ----                       ----
Interest income
   Loans, including fees ....................................................              $   6,018,807               $   6,834,242
   Investment securities ....................................................                    712,505                     818,167
   Federal funds sold .......................................................                        591                      11,677
                                                                                           -------------               -------------
       Total interest income ................................................                  6,731,903                   7,664,086
                                                                                           -------------               -------------
Interest expense
   Deposits and borrowings ..................................................                  3,444,389                   4,210,892
                                                                                           -------------               -------------
Net interest income .........................................................                  3,287,514                   3,453,194
    Provision for loan losses ...............................................                    100,000                     381,047
                                                                                           -------------               -------------
Net interest income after provision
   for loan losses ..........................................................                  3,187,514                   3,072,147
                                                                                           -------------               -------------
Noninterest income
   Service fees on deposit accounts .........................................                    310,447                     268,667
   Fees on loans sold .......................................................                    111,171                      75,242
   Gain on sale of available for sale securities ............................                          -                     153,465
   Company owned life insurance earnings ....................................                    185,356                     205,187
   Other ....................................................................                     34,209                      91,984
                                                                                           -------------               -------------
       Total noninterest income .............................................                    641,183                     794,545
                                                                                           -------------               -------------
Noninterest expenses
   Salaries and employment benefits .........................................                  2,066,269                   1,723,443
   Occupancy ................................................................                    337,863                     282,386
   Furniture and equipment ..................................................                    327,431                     292,403
   Advertising and public relations .........................................                     18,742                      10,476
   Professional fees ........................................................                    188,821                      95,388
   Travel and entertainment .................................................                     43,848                      53,627
   Telephone, postage and supplies ..........................................                    102,479                     104,282
   Other operating expenses .................................................                    484,475                     360,832
                                                                                           -------------               -------------
       Total noninterest expenses ...........................................                  3,569,928                   2,922,837
                                                                                           -------------               -------------
Income before income taxes ..................................................                    258,769                     943,855
    Income tax expense (benefit) ............................................                    (44,365)                    199,509
                                                                                           -------------               -------------
Net income ..................................................................              $     303,134               $     744,346
                                                                                           =============               =============
Basic net income per common share ...........................................              $        0.07               $        0.16
Diluted net income per common share .........................................              $        0.07               $        0.16
Weighted average shares outstanding
   Basic ....................................................................                  4,521,890                   4,792,108
   Diluted ..................................................................                  4,521,890                   4,792,108

            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
       Condensed Consolidated Statement of Changes in Shareholders' Equity
                            and Comprehensive Income
               For the three months ending March 31, 2009 and 2008
                                   (Unaudited)


                                                                                                         Accumulated
                                                                                                            other
                                                                 Common Stock                           comprehensive
                                                                 ------------             Retained         income
                                                            Shares          Amount        earnings         (loss)          Total
                                                           ---------    ------------    ------------    -------------  -------------
Balance, December 31, 2007 ..........................      5,009,903    $ 60,157,384    $  2,597,714    $    (13,791)  $ 62,741,307

   Net income for the period ........................                                        744,346                        744,346

   Other comprehensive income net
     of taxes of $98,900:
       Unrealized holding gains
       on securities available for sale .............                                                       175,823         175,823

   Less reclassification adjustment for
      gains included in net income, net of
      taxes of $55,247 ..............................                                                       (98,218)        (98,218)
                                                                                                                       ------------

   Comprehensive income .............................                                                                       821,951

   Shares repurchased and retired ...................       (295,152)     (4,097,630)                                    (4,097,630)

   Employee stock purchase plan .....................          2,749          39,173                                         39,173
                                                        ------------    ------------    ------------    ------------   ------------

Balance, March 31, 2008 .............................      4,717,500    $ 56,098,927    $  3,342,060    $     63,814   $ 59,504,801
                                                        ============    ============    ============    ============   ============

Balance, December 31, 2008 ..........................      4,513,463    $ 53,441,978    $  2,814,566    $ (1,023,440)  $ 55,233,104

   Net income for the period ........................                                        303,134                        303,134

   Other comprehensive loss net
      of taxes of $520,215:
          Unrealized holding losses
          on securities available for sale ..........                                                      (924,826)       (924,826)
                                                                                                                       ------------


   Comprehensive loss ...............................                                                                      (621,692)

   Employee stock purchase plan .....................          8,427          35,225                                         35,225
                                                        ------------    ------------    ------------    ------------   ------------

Balance, March 31, 2009 .............................      4,521,890    $ 53,477,203    $  3,117,700    $ (1,948,266)  $ 54,646,637
                                                        ============    ============    ============    ============   ============





            See notes to condensed consolidated financial statements.

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                        For the three months ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                       2009                  2008
                                                                                                       ----                  ----
Operating activities
   Net income ............................................................................        $    303,134         $    744,346
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities
       Deferred income taxes .............................................................            (535,628)              45,767
       Provision for loan losses .........................................................             100,000              381,047
       Depreciation and amortization .....................................................             310,630              257,667
       Discount accretion and premium amortization .......................................             (22,628)              (8,910)
       Gain on sale of securities ........................................................                   -             (153,465)
       Losses and impairment provision on Other Real Estate Owned ........................              57,936                    -
       Originations of loans held for sale ...............................................         (23,738,334)         (14,972,238)
       Proceeds from sales of loans held for sale ........................................          23,171,021           15,356,238
       Increase in value of Company Owned Life Insurance .................................            (185,356)            (205,187)
       Increase in other assets ..........................................................            (162,590)            (376,868)
       Increase in other liabilities .....................................................             748,993              322,295
                                                                                                  ------------         ------------


         Net cash provided by operating activities .......................................              47,178            1,390,692
                                                                                                  ------------         ------------


Investing activities
   (Purchases) sales of Federal Home Loan Bank stock .....................................             243,300             (592,800)
   Purchases of investment securities available-for-sale .................................          (5,027,989)         (12,134,327)
   Sales, calls, and maturities of investment securities available-for-sale ..............           1,413,841            8,028,805
   Proceeds from sales of Other Real Estate Owned ........................................             838,421                    -
   Purchases of  premises and equipment ..................................................             (97,503)            (209,791)
   Net (increase) decrease in loans ......................................................           6,251,288           (7,687,435)
                                                                                                  ------------         ------------

         Net cash provided by (used for) investing activities ............................           3,621,358          (12,595,548)
                                                                                                  ------------         ------------

Financing activities
   Increase(decrease) in borrowings ......................................................         (12,505,979)          15,650,058
   Proceeds from issuance of stock .......................................................              35,225               39,173
   Funds used to repurchase stock ........................................................                   -           (4,097,630)
   Net increase in deposits ..............................................................           6,508,134           12,309,420
                                                                                                  ------------         ------------

         Net cash provided (used) by financing activities ................................          (5,962,620)          23,901,021
                                                                                                  ------------         ------------

         Increase (decrease) in cash and cash equivalents ................................          (2,294,084)          12,696,165

Cash and cash equivalents, beginning of period ...........................................          22,561,570           10,807,156
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 20,267,486         $ 23,503,321
                                                                                                  ============         ============

Cash paid during the period for:
    Income taxes .........................................................................        $    503,849         $    623,345
    Interest .............................................................................        $  3,006,323         $  4,146,568


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

Note 4 - Stock Repurchase

On January 18, 2008, the Company announced plans to repurchase up to 484,527 shares of its outstanding common stock. Repurchased shares are retired into authorized unissued shares. During the first three months of 2009 and 2008, the Company repurchased 0 and 295,152 shares, respectively.

Note 5 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

In December 2008 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") SFAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1"). This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard ("SFAS") 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1") was issued in January 2009. Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards  - (continued)

impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company's security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment
(OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity's intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company's first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards  - (continued)

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 on April 9, 2009 to amend Topic 5.M., "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff's previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that "other-than-temporary" impairment is not necessarily the same as "permanent" impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company's financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 6 - Fair Value of Financial Instruments

Assets and liabilities measured at fair value on a recurring basis are as follows as of March 31, 2009:

                                                   Quoted market price    Significant other         Significant unobservable
                                                   in active markets      observable inputs                inputs
                                                          (Level 1)          (Level 2)                    (Level 3)
                                                   -------------------    -----------------         ------------------------
Available-for-sale
 investment securities ..........................     $         -         $ 58,963,745                $  1,031,681

Loans held for sale .............................     $         -         $    984,313                $          -

Interest rate swap
 derivative instrument ..........................     $         -         $   (538,220)               $          -


The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was $ 17,475,559.

The following table reconciles the changes in Level 3 financial instruments for the three months ended March 31, 2009 and 2008:

                                                           March 31,
                                                           ---------
                                                    2009                 2008
                                                    ----                 ----
Beginning of Year Balance ..............        $ 2,900,720         $ 4,017,675
Discount Accretion .....................              1,636                 966
Principal Paydowns .....................             (6,776)                  -
Unrealized Loss ........................         (1,863,899)           (162,747)
                                                -----------         -----------
Ending Balance .........................        $ 1,031,681         $ 3,855,894
                                                ===========         ===========

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the period ending March 31, 2009 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o lack of sustained growth and disruptions in the economy of the Greater Charleston area;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    perceptions by depositors about the safety of their deposits;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
     o    ability to weather the current economic downturn;
     o    loss of consumer or investor confidence; and
     o other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company has no obligation, and does not undertake, to update, revise or correct any of the forward-looking statements after the date of this report. The Company has expressed its expectations, beliefs, and projections in good faith and believes they have a reasonable basis. However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.

Results of Operations

The Company's net income for the three months ended March 31, 2009 was $303,134, or $0.07 per basic share, compared to $744,346, or $.16 per basic share, for the three months ended March 31, 2008. The basic earnings per share for March 31, 2009 was based on 4,521,890 average basic shares outstanding compared to 4,792,108 average basic shares outstanding for the quarter ended March 31, 2008.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income

Net interest income, the principal source of the Company's earnings, is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets. Net interest income was $3,287,514 for the three months ended March 31, 2009, compared to $3,453,194 for the three months ended March 31, 2008.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ending March 31, 2009 increased 4.6 percent to $464.6 million from the $444.0 million reported for the three months ending March 31, 2008. The increase was attributable to increases of $12.4 million and $8.2 million, respectively, in average taxable investments and average loans between the two periods. The increase in average loans was primarily due to the expansion of the Company's branches and the Company's marketing efforts.

Average interest bearing liabilities for the three months ending March 31, 2009 increased 8.6 percent to $441.3 million from the $406.4 million reported for the three months ending March 31, 2008. The $34.9 million increase was attributable to increases in average time deposits of $63.9 million, offset by decreases in average savings and transaction accounts of $29.0 million. The increase in total average interest bearing liabilities was necessitated by the need to fund a $23.2 million increase in average assets, the funding of the Company's stock repurchase over the final nine months of 2008, which contributed to a $6.2 million decrease in average shareholders' equity between the two periods, and a decrease in average noninterest bearing liabilities of $5.5 million.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2009 and 2008.

                                                     For the three months ended                    For the three months ended
                                                            March 31, 2009                                 March 31, 2008
                                                            --------------                                 --------------
                                              Average           Income/        Yield/        Average            Income/      Yield/
                                              Balance           Expense        Rate(1)       Balance            Expense      Rate(1)
                                              -------           -------        -------       -------            -------      -------
Assets
   Federal funds sold ..................  $  1,747,488      $        591       0.14%      $  1,660,451      $     11,677      2.85%
   Investments - taxable ...............    56,941,486           528,844       3.77         44,516,499           593,458      5.41
   Investments- non taxable (2) ........    17,273,983           286,970       6.74         17,459,355           339,110      7.88
                                          ------------      ------------                  ------------      ------------
      Total investments and
       Federal funds sold ..............    75,962,957           816,405       4.36         63,636,305           944,245      6.02
   Loans (3)(4) ........................   388,625,286         6,018,807       6.25        380,397,091         6,834,242      7.25
                                          ------------      ------------                  ------------      ------------
     Total earning assets ..............   464,588,243         6,835,212       5.94        444,033,396         7,778,487      7.08
                                          ------------      ------------                  ------------      ------------
     Other assets ......................    65,467,030                                      62,803,255
                                          ------------                                    ------------
     Total assets ......................  $530,055,273                                    $506,836,651
                                          ============                                    ============
Liabilities
   Savings and
     transaction accounts ..............  $ 56,122,785           146,944       1.06%      $ 85,093,163           504,726      2.41%
   Time deposits .......................   282,966,196         2,326,878       3.33        219,100,830         2,613,501      4.84
   Other borrowings ....................    91,883,529           896,515       3.96         91,931,060           935,692      4.13
   Subordinated debt ...................    10,310,000            74,052       2.91         10,310,000           156,973      6.17
                                          ------------      ------------                  ------------      ------------
     Total interest bearing
       liabilities .....................   441,282,510         3,444,389       3.17        406,435,053         4,210,892      4.20
                                                            ------------                                    ------------
   Non-interest bearing
     liabilities .......................    33,832,893                                      39,278,543
                                          ------------                                    ------------
     Total liabilities .................   475,115,403         3,444,389       2.94        445,713,596         4,210,892      3.83
                                          ------------      ------------                  ------------      ------------
   Shareholders' equity ................    54,939,870                                      61,123,055
                                          ------------                                    ------------
     Total liabilities and
       shareholders' equity ............  $530,055,273                                    $506,836,651
                                          ============                                    ============
     Net interest
       income/margin (5) ...............                    $  3,390,823       2.84%                        $  3,567,595      3.13%
                                                            ============                                    ============
     Net interest spread (6) ...........                                       2.77%                                          2.88%

(1)  Annualized
(2)  Tax equivalent yield for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non-accruing loans.
(4)  Includes loan fees of $176,576 in 2009 and $254,658 in 2008.
(5)  Net interest income divided by total earning assets.
(6) Total interest earning assets yield less total interest bearing liabilities rate.

As reflected above, for the three months ended March 31, 2009, the average yield on earning assets was 5.94 percent, while the average cost of interest bearing liabilities was 3.17 percent. For the three months ended March 31, 2008, the average yield on earning assets was 7.08 percent and the average cost of interest bearing liabilities was 4.20 percent. The decreases in the yield on earning assets and the cost of interest bearing liabilities is attributable to decreases in market rates of interest. The net interest margin for the three months ended March 31, 2009 was 2.84 percent compared to 3.13 percent for the three Item 2. - Management's Discussion and Analysis of Financial Condition and

                        SOUTHCOAST FINANCIAL CORPORATION

Net Interest Income - continued

months ended March 31, 2008. The decline in the net interest margin is primarily attributable to increases in average nonaccrual loans and average other real estate owned of $9.1 million and $2.4 million, respectively, between the two periods.

The following table presents  changes in the Company's net interest income which
are   primarily   a  result  of  changes  in  the   volumes  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                    Analysis of Changes in Net Interest Income
                                                                                     For the three months ended March 31, 2009
                                                                                   Versus three months ended March 31, 2008(1)
                                                                                   -------------------------------------------
                                                                              Volume                  Rate               Net Change
                                                                              ------                  ----               ----------
Interest income:

   Federal funds sold ............................................          $       612           $   (11,698)          $   (11,086)
   Investments - taxable .........................................              165,640              (230,254)              (64,614)
   Investments - non taxable(2) ..................................               (3,600)              (48,540)              (52,140)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              162,652              (290,492)             (127,840)
     Net loans (3) ...............................................              147,093              (962,528)             (815,435)
                                                                            -----------           -----------           -----------
     Total interest income .......................................              309,745            (1,253,020)             (943,275)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................             (171,836)             (185,946)             (357,782)
   Time deposits .................................................              761,805            (1,048,428)             (286,623)
   Other borrowings ..............................................                 (484)              (38,693)              (39,177)
   Subordinated debt .............................................                    -               (82,921)              (82,921)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................              589,485            (1,355,988)             (766,503)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $  (279,740)          $   102,968           $  (176,772)
                                                                            ===========           ===========           ===========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2)  Tax equivalent yield for nontaxable investments assuming a 36% tax rate.
(3) Includes loan fees of $ 176,576 and $254,658 for the three months ended March 31, 2009 and 2008.

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2009 was $641,183, compared to $794,545 for the three months ended March 31, 2008. The decrease is primarily attributable to a decrease of $153,000 in gains on sales of available for sale securities, due to there being no sales of such securities in 2009.

Noninterest expenses for the three months ended March 31, 2009 were $3,569,228 compared to $2,922,837 for the three months ended March 31, 2008. The increase is due primarily to increases in salaries and employment benefits totaling $343,000, increases in professional fees totaling $93,000, and increases in other expenses totaling $124,000. The increase in salaries and employment benefits is due primarily to a $309,000 severance payout to the Company's former Chief Operating Officer accrued for during the first quarter. The increase in professional fees is primarily due to increased consulting fees during the first three months of 2009. The increase in other expenses is due primarily to increases of $74,000 in deposit related chargeoffs, $34,000 in costs associated with loan foreclosures, and $29,000 in FDIC insurance costs.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of  Operations  - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within our Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to $206.1 million, or 55.2% of total deposits as of March 31, 2009. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. Our Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against a pledge of its 1-4 family residential mortgage loans. We also have federal funds accommodation lines totaling $17 million with Nexity Bank, $10 million with Silverton Bridge Bank, $10 million with First Tennessee Bank, $10 million with US Bank, $10 million with Fifth Third Bank, and $5 million with Zions Bank.

Loans
Nonfarm, nonresidential real estate loans totaling $98.1 million made up 25.0% of total loans at March 31, 2009. Construction and land development loans totaled $81.8 million, or 20.9% of the loan portfolio. All other real estate loans (primarily 1-4 family residential loans) comprised $177.4 million, or 45.3% of the portfolio. Commercial and industrial loans totaled $30.7 million, or 7.8% of total loans. Finally, installment, consumer, and other loans totaled $3.6 million, or 1.0% of total loans. Total loans decreased by $12.9 million during the first quarter, due primarily to decreases of $6.7 million and $5.6 million in nonfarm, nonresidential real estate loans and construction and land development loans, respectively.

At March 31, 2009, the Company had $1.5 million in loans 90 days past due and still accruing interest, $2.9 million in other real estate owned, and $11.4 million of non-accruing loans. The majority of non-accruing loans are secured by real estate. The Company's total balance of problem loans consists primarily of construction and land development loans, loans secured by 1-4 family residences, commercial real estate loans, and commercial and industrial loans. The primary risk of loss in these loans is a potential deterioration of real estate collateral values. At December 31, 2008, the Company had $5.4 million of loans 90 days past due and still accruing interest, $2.1 million in other real estate owned, and $8.9 million of non-accruing loans. At March 31, 2008, the Company had no loans 90 days past due and still accruing interest, $347,000 in other real estate owned, and $5.3 million of non-accruing loans. The allowance for loan losses was 1.71% of total loans as of March 31, 2009, compared to 1.83% as of December 31, 2008 and 1.10% as of March 31, 2008. For the quarter ended March 31, 2009, the Company recorded a loan loss provision of $100,000 compared to a loan loss provision of $381,000 for the quarter ended March 31, 2008. The current year's loan loss provision is the result of an increase of $2.4 million in nonaccrual loans during the first quarter, as well as first quarter net loan chargeoffs totaling $812,000. During the first quarter of 2008, the Company made a loan loss provision of $381,000 due to increases in total loans outstanding of $6.9 million and nonaccrual loans of $4.4 million during the first quarter, in addition to $439,000 in first quarter loan chargeoffs.

In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company's loan portfolio. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. In estimating the amount needed in the allowance, management relies heavily on real estate appraisals, which are themselves estimates prepared by third parties. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of March 31, 2009.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Loans - continued

The following tables provide a year to date analysis of activity within the allowance for loan losses and an allocation for the allowance for loan losses among the various loan categories (notwithstanding the allocation, the entire allowance is available to absorb losses regardless of category):

Balance at December 31, 2008 ................................       $ 7,410,116
Current Year Loan Loss Provision ............................           100,000
Charge- offs:
     Domestic:
       Construction and land development ....................          (179,078)
       1-4 family residential ...............................          (527,622)
       Commercial and industrial ............................          (101,204)
       Installment loans to individuals .....................            (4,736)
     Foreign: ...............................................                 -
Recoveries:
       Commercial, financial, and agricultural ..............               405
                                                                    -----------
Balance at March 31, 2009 ...................................       $ 6,697,881
                                                                    ===========

                                                                                                          Allowance For Loan Loss
                                                                                                         Allocation as a Percentage
Balance at March 31, 2009 Applicable to:                                               Amount                 of the whole
                                                                                     ----------         ----------------------------
        Real estate- commercial .............................................        $  700,950                   10.47%
        Real estate- construction and land development ......................         3,331,105                   49.73
        Real estate- 1-4 family residential .................................         1,187,197                   17.72
        Commercial and industrial ...........................................         1,117,125                   16.68
        Installment loans to individuals and other ..........................            63,587                    0.95
Foreign .....................................................................                 -                       -
Unallocated .................................................................           297,917                    4.45
                                                                                     ----------                  ------
Total .......................................................................        $6,697,881                  100.00%
                                                                                     ==========                  ======

Management identifies and maintains a list of potential problem loans. These are loans that are still accruing interest and are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At March 31, 2009 potential problem loans totaled $10,175,559. Management closely tracks the current values of real estate collateral when assessing the collectibility of problem loans.

Deposits

Deposits increased $6.5 million during the first three months of 2009 to $373.3 million at March 31, 2009. The increase was attributable to increases of $5.2 million and $2.6 million in interest bearing and noninterest bearing transaction accounts, respectively, as well as decreases of $2.4 million and $2.1 million in retail time deposits and money market and savings accounts, respectively. Additionally, brokered deposits increased by $3.2 million during the period. The changes were consistent with the Company's strategy to build its base of fee generating transaction accounts while decreasing its reliance on more interest rate sensitive retail time deposits. Most of the Company's money market deposit account balance is rate sensitive, as it is tied to the federal funds rate, and the decline in total money market and saving accounts is attributable to the continued historically low federal funds rate of 25 basis points seen throughout the first quarter of the year.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Other Borrowings

Other   borrowings   include  FHLBA   advances   (below).   FHLBA  Advances  are
collateralized by pledged FHLBA stock and certain residential mortgage loans. FHLBA advances are summarized as follows:

               Maturity                      Rate                    Balance
           -----------------                ------              ---------------
           September 2010                    5.55%              $     7,000,000
           November 2010                     3.24%                    3,000,000
           February 2011                     1.26%                    4,500,000
           March 2011                        2.96%                    7,500,000
           September 2013                    4.75%                   10,000,000
           June 2014                         3.92%                    2,000,000
           October 2016                      4.25%                    5,000,000
           November 2016                     4.08%                    5,000,000
           January 2017                      4.35%                    5,000,000
           January 2017                      4.40%                    5,000,000
           January 2017                      4.46%                    5,000,000
           January 2017                      4.60%                    5,000,000
           March 2018                        2.33%                    5,000,000
           April 2018                        3.03%                    5,000,000
                                                                ---------------

           Balance                                              $    74,000,000
                                                                ===============

Junior Subordinated Debentures

On May 3, 2002, December 16, 2002, and August 5, 2005, in three separate transactions, Southcoast Capital Trust I, II, and III (the "Capital Trusts"), non-consolidated subsidiaries of the Company, issued and sold a total of 21,655 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 21,000 of the Capital Securities denominated as preferred securities and the Company bought the other 655 Capital Securities which are denominated as common securities. The proceeds of those sales, $21.7 million, were used by the Capital Trusts to buy $21.7 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets. The Capital Securities mature or are mandatorily redeemable upon maturity on June 30, 2032, December 16, 2032, and September 30, 2035, respectively, or upon earlier optional redemption as provided in the indenture. The Company had or has the right to redeem the Capital Securities in whole or in part, on or after June 30, 2007, December 30, 2007, and September 30, 2010. The Company may also redeem the capital securities prior to such dates upon occurrence of specified conditions and the payment of a redemption premium. During 2007 the Company exercised its right to redeem the Capital Securities issued by Southcoast Capital Trust I and Southcoast Capital Trust II. As a result the Company retired total debt related to these securities of $11,345,000. See Note 11 to the consolidated financial statements and the information set forth in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures" filed with our Form 10-K for the year ended December 31, 2008, for more information about the terms of the junior subordinated debentures.

The securities issued by Southcoast Capital Trust III were effectively converted from a floating rate to a fixed rate through the use of an interest rate swap agreement. The agreement provides for the Company to make payments at a fixed rate of 6.32% in exchange for receiving payments at a variable rate (three month LIBOR plus 150 basis points). See Note 12 to the consolidated financial statements filed with our Form 10-K for the year ended December 31, 2008, for more information about the terms of the rate swap agreement.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Capital Resources

The capital base for the Company decreased by $587,000 for the first three months of 2009, due primarily to other comprehensive loss of $925,000, which was partially offset by net income of $303,000 and proceeds from stock issuances of $35,000 through our Employee Stock Purchase Plan. The Company's Tier 1 capital to average assets ratio was 12.57 percent as of March 31, 2009 compared to 12.54 percent as of December 31, 2008.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. Our Tier 2 capital consists of the allowance for loan losses subject to certain limitations and our junior subordinated debt in excess of 25% of our Tier 1 capital for the Company. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The Company and our Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of March 31, 2009, the Company and the Bank exceeded our capital requirements levels as shown in the following table.

                                                                                        Capital Ratios
                                                                 ---------------------------------------------------------------
                                                                                      Well Capitalized    Adequately Capitalized
(Dollars in thousands)                                                 Actual             Requirement          Requirement
                                                                       ------             -----------          -----------
                                                                 Amount      Ratio     Amount      Ratio    Amount       Ratio
                                                                 ------      -----     ------      -----    ------       -----
The Bank
  Total capital (to risk-weighted assets) ................      $55,788      14.75%   $37,834      10.00%   $30,267      8.00%
  Tier 1 capital (to risk-weighted assets) ...............       51,035      13.49%    22,700       6.00%    15,133      4.00%
  Tier 1 capital (to average assets) .....................       51,035       9.93%    25,709       5.00%    20,567      4.00%
The Company
  Total capital (to risk-weighted assets) ................      $66,677      18.13%       N/A        N/A    $31,605      8.00%
  Tier 1 capital (to risk-weighted assets) ...............       71,637      16.88%       N/A        N/A     15,802      4.00%
  Tier 1 capital (to average assets) .....................       71,637      12.57%       N/A        N/A     21,221      4.00%

Off Balance Sheet Risk

We make contractual commitments to extend credit and issue standby letters of credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, we also issue standby letters of credit which are assurances to a third party that they will not suffer a loss if our customer fails to meet a contractual  obligation  to the third party.  At March 31,  2009,  we had issued commitments to extend credit of $25.8 million and standby letters of credit of $1.0 million through various types of commercial lending arrangements. Approximately $23.1 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2009.

                                                                   After One     After Three
                                                                    Through        Through                  Greater
                                                     Within One      Three         Twelve     Within One      Than
                                                       Month        Months        Months        Year        One Year         Total
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Unused commitments to extend credit ............   $ 2,682,829   $ 3,019,738   $ 9,662,915   $15,365,482   $10,433,885   $25,799,367
Standby letters of credit ......................       409,097         9,500       545,019       963,616         7,900       971,516
                                                   -----------   -----------   -----------   -----------   -----------   -----------

    Totals .....................................   $ 3,091,926   $ 3,029,238   $10,207,934   $16,329,098   $10,441,785   $26,770,883
                                                   ===========   ===========   ===========   ===========   ===========   ===========

                        SOUTHCOAST FINANCIAL CORPORATION

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 5, 2009. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

     10 Amended Salary Continuation Agreement between Southcoast Community Bank and L. Wayne Pearson (Incorporated by reference to Exhibit 99 filed with Registrant's Current Report on Form 8-K filed April 3,
           2009).
     31-1  Rule 13a-14(a) Certifications of CEO
     31-2  Rule 13a-14(a) Certifications of CFO
     32    Section 1350 Certification

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:    May 8, 2009       By: s/L. Wayne Pearson
                              --------------------------------------------------
                              L. Wayne Pearson
                           Chief Executive Officer



Date:    May 8, 2009       By: s/William C. Heslop
                              --------------------------------------------------
                              William C. Heslop
                              Senior Vice President and Chief Financial Officer

                        SOUTHCOAST FINANCIAL CORPORATION

Exhibit Index

10 Amended Salary Continuation Agreement between Southcoast Community Bank and L. Wayne Pearson (Incorporated by reference to Exhibit 99 filed with Registrant's Current Report on Form 8-K filed April 3,
         2009).


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