Form 10-Q
period 2009-06-30
SOUTHCOAST FINANCIAL CORP
filed 2009-08-13
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    FORM 10-Q

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ------         OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer  [ ]                    Accelerated filer  [ ]

Non-accelerated filer  [ ]                      Smaller reporting company  [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]

 State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       4,535,274 shares of common stock, no par value, as of July 31, 2009

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                     Page No.
                                                                                                                   --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2009 and December 31, 2008....................................2

         Condensed Consolidated Statements of Income - Six months ended June 30, 2009 and 2008..........................3

         Condensed Consolidated Statements of Income - Three months ended June 30, 2009 and 2008........................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2009 and 2008......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2009 and 2008......................6

Notes to Condensed Consolidated Financial Statements.................................................................7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................13-22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................23

Item 4.  Controls and Procedures.......................................................................................23

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders...........................................................23

Item 6.  Exhibits......................................................................................................23

Signatures ............................................................................................................24

Exhibit Index..........................................................................................................25

                        SOUTHCOAST FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                    June 30,           December 31,
                                                                                                      2009                2008
                                                                                                      ----                ----
                                                                                                  (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $  10,108,405        $  10,659,268
     Federal funds sold ..................................................................               8,620           11,902,302
                                                                                                 -------------        -------------
       Total cash and cash equivalents ...................................................          10,117,025           22,561,570
   Investment securities
     Available for sale ..................................................................          53,061,366           57,772,257
     Federal Home Loan Bank Stock, at cost ...............................................           4,266,200            4,509,500
                                                                                                 -------------        -------------
       Total investment securities .......................................................          57,327,566           62,281,757
   Loans held for sale ...................................................................             980,057              417,000
   Loans, net of allowance of $6,505,747 and $7,410,116 ..................................         377,195,491          397,123,072
   Property and equipment, net ...........................................................          27,635,111           23,812,981
   Other real estate owned ...............................................................           4,670,003            2,074,147
   Company owned life insurance ..........................................................          18,866,848           18,492,955
   Other assets ..........................................................................          22,835,378            8,201,432
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 519,627,479        $ 534,964,914
                                                                                                 =============        =============

Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  29,596,569        $  27,931,650
     Interest bearing ....................................................................         330,448,825          338,879,046
                                                                                                 -------------        -------------
       Total deposits ....................................................................         360,045,394          366,810,696
   Federal funds purchased ...............................................................                   -            5,978,800
   Securities sold under agreements to repurchase ........................................          15,681,362           10,611,537
   Other borrowings ......................................................................          74,000,000           81,000,000
   Junior subordinated debentures ........................................................          10,310,000           10,310,000
   Other liabilities .....................................................................           5,301,366            5,020,777
                                                                                                 -------------        -------------
       Total liabilities .................................................................         465,338,122          479,731,810
                                                                                                 -------------        -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  4,529,153 shares outstanding at June 30, 2009 and
     4,513,463 at December 31, 2008) .....................................................          53,515,188           53,441,978
   Retained earnings .....................................................................           3,539,299            2,814,566
   Accumulated other comprehensive loss ..................................................          (2,765,130)          (1,023,440)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................          54,289,357           55,233,104
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 519,627,479        $ 534,964,914
                                                                                                 =============        =============

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                    For the Six Months Ended
                                                                                                            June 30,
                                                                                                            --------
                                                                                                  2009                       2008
                                                                                                  ----                       ----
Interest income
   Loans, including fees ......................................................             $  11,796,181              $  13,802,686
   Investment securities ......................................................                 1,436,799                  1,734,255
   Federal funds sold .........................................................                       956                     18,804
                                                                                            -------------              -------------
       Total interest income ..................................................                13,233,936                 15,555,745
                                                                                            -------------              -------------
Interest expense
   Deposits and borrowings ....................................................                 6,604,029                  8,012,850
                                                                                            -------------              -------------
Net interest income ...........................................................                 6,629,907                  7,542,895
Provision for loan losses .....................................................                   550,000                  1,110,047
                                                                                            -------------              -------------
Net interest income after provision for loan losses ...........................                 6,079,907                  6,432,848
                                                                                            -------------              -------------
Noninterest income
   Service fees on deposit accounts ...........................................                   597,226                    548,297
   Fees on loans sold .........................................................                   165,504                    136,843
   Gain on sale of available for sale securities ..............................                   885,604                    224,418
   Company Owned Life Insurance earnings ......................................                   373,893                    427,650
   Rental income ..............................................................                   157,922                      5,775
   Other ......................................................................                    98,525                    165,338
                                                                                            -------------              -------------
       Total noninterest income ...............................................                 2,278,674                  1,508,321
                                                                                            -------------              -------------
Noninterest expenses
   Salaries and employment benefits ...........................................                 3,793,892                  3,435,951
   Occupancy ..................................................................                   713,068                    573,730
   Furniture and equipment ....................................................                   672,418                    592,312
   Advertising and public relations ...........................................                    53,219                     20,059
   Professional fees ..........................................................                   449,172                    317,896
   Travel and entertainment ...................................................                   107,458                    105,042
   Telephone, postage and supplies ............................................                   189,387                    201,608
   Insurance ..................................................................                   754,340                    180,274
   Impairment charges on other real estate owned ..............................                   193,441                          -
   Other operating expenses ...................................................                   713,318                    595,630
                                                                                            -------------              -------------
       Total noninterest expenses .............................................                 7,639,713                  6,022,502
                                                                                            -------------              -------------
Income before income taxes ....................................................                   718,868                  1,918,667
Income tax ....................................................................                    (5,865)                   404,220
                                                                                            -------------              -------------
Net income ....................................................................             $     724,733              $   1,514,447
                                                                                            =============              =============
Basic net income per common share .............................................             $         .16              $         .32
Diluted net income per common share ...........................................             $         .16              $         .32
Weighted average shares outstanding
   Basic ......................................................................                 4,525,542                  4,691,867
   Diluted ....................................................................                 4,525,542                  4,692,028

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                      For the Three Months Ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                   2009                     2008
                                                                                                   ----                     ----
Interest income
   Loans, including fees .......................................................             $   5,777,374             $   6,968,444
   Investment securities .......................................................                   724,294                   916,088
   Federal funds sold ..........................................................                       365                     7,127
                                                                                             -------------             -------------
       Total interest income ...................................................                 6,502,033                 7,891,659
                                                                                             -------------             -------------
Interest expense
   Deposits and borrowings .....................................................                 3,159,640                 3,801,958
                                                                                             -------------             -------------
Net interest income ............................................................                 3,342,393                 4,089,701
Provision for loan losses ......................................................                   450,000                   729,000
                                                                                             -------------             -------------
Net interest income after provision for loan losses ............................                 2,892,393                 3,360,701
                                                                                             -------------             -------------
Noninterest income
   Service fees on deposit accounts ............................................                   286,779                   279,630
   Fees on loans sold ..........................................................                    54,333                    61,601
   Gain on sale of available for sale securities ...............................                   885,604                    70,953
   Company Owned Life Insurance earnings .......................................                   188,537                   222,463
   Rental income ...............................................................                   123,615                     2,888
   Other .......................................................................                    52,623                    76,241
                                                                                             -------------             -------------
       Total noninterest income ................................................                 1,591,491                   713,776
                                                                                             -------------             -------------
Noninterest expenses
   Salaries and employment benefits ............................................                 1,727,623                 1,712,508
   Occupancy ...................................................................                   375,205                   291,344
   Furniture and equipment .....................................................                   344,987                   299,909
   Advertising and public relations ............................................                    34,477                     9,583
   Professional fees ...........................................................                   260,351                   222,508
   Travel and entertainment ....................................................                    63,610                    51,415
   Telephone, postage, and supplies ............................................                    86,908                    97,326
   Insurance ...................................................................                   630,957                    94,138
   Impairment charges on other real estate owned ...............................                   147,441                         -
   Other operating expenses ....................................................                   352,226                   320,934
                                                                                             -------------             -------------
       Total noninterest expenses ..............................................                 4,023,785                 3,099,665
                                                                                             -------------             -------------
Income before income taxes .....................................................                   460,099                   974,812
Income tax .....................................................................                    38,500                   204,711
                                                                                             -------------             -------------
Net income .....................................................................             $     421,599             $     770,101
                                                                                             =============             =============
Basic net income per common share ..............................................             $         .09             $         .17
Diluted net income per common share ............................................             $         .09             $         .17
Weighted average shares outstanding
   Basic .......................................................................                 4,529,153                 4,665,247
   Diluted .....................................................................                 4,529,153                 4,665,696

                        SOUTHCOAST FINANCIAL CORPORATION
          Condensed Consolidated Statement of Changes in Shareholders'
                         Equity and Comprehensive Income
                 For the six months ended June 30, 2009 and 2008
                                   (Unaudited)

                                                                                                        Accumulated
                                                                                                           other
                                                              Common Stock                             comprehensive
                                                              ------------            Retained             income
                                                         Shares         Amount        earnings             (loss)          Total
                                                         ------         ------        --------             ------          -----
Balance, December 31, 2007 .....................       5,009,903     $ 60,157,384     $  2,597,714     $    (13,791)    $ 62,741,307

   Net income for the period ...................                                         1,514,447                        1,514,447

   Other comprehensive loss,
     net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                          (873,516)        (873,516)

   Less reclassification adjustment for
     gains included in net income, net of
     taxes of $ 80,790 .........................                                                          (143,628)        (143,628)
                                                                                                                        ------------
   Comprehensive income ........................                                                                            497,303

   Shares repurchased and retired ..............        (410,373)      (5,740,170)                                       (5,740,170)

   Employee stock purchase plan ................           5,108           73,615                                             73,615
                                                       ---------     ------------     ------------     ------------     ------------

Balance, June 30, 2008 .........................       4,604,638     $ 54,490,829     $  4,112,161     $ (1,030,935)    $ 57,572,055
                                                       =========     ============     ============     ============     ============

Balance, December 31, 2008 .....................       4,513,463     $ 53,441,978     $  2,814,566     $ (1,023,440)    $ 55,233,104

   Net income for the period ...................                                           724,733                          724,733

   Other comprehensive loss,
     net of tax
   Unrealized holding losses
     on securities available for sale ..........                                                        (1,174,804)      (1,174,804)

   Less reclassification adjustment for
     gains included in net income, net of
     taxes of $ 318,718 ........................                                                          (566,886)        (566,886)
                                                                                                                        ------------
   Comprehensive loss ..........................                                                                         (1,016,957)

   Employee stock purchase plan ................          15,690           73,210                                            73,210
                                                       ---------     ------------     ------------     ------------     ------------

Balance, June 30, 2009 .........................       4,529,153     $ 53,515,188     $  3,539,299     $ (2,765,130)    $ 54,289,357
                                                       =========     ============     ============     ============     ============

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                         For the six months ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                        2009                  2008
                                                                                                        ----                  ----
Operating activities
   Net income ............................................................................        $    724,733         $  1,514,447
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities
       Increase in deferred income taxes .................................................          (1,394,279)            (223,733)
       Provision for loan losses .........................................................             550,000            1,110,047
       Depreciation and amortization .....................................................             637,477            1,199,800
       Discount accretion and premium amortization .......................................             (33,171)             (26,983)
       Gain on sale of securities ........................................................            (885,604)            (224,418)
       (Gain) loss on sale or disposal of property and equipment .........................              (5,413)              14,954
       Loss on sale of other real estate owned ...........................................              11,936                    -
       Impairment charges on other real estate owned .....................................             193,441                    -
       Originations of loans held for sale ...............................................         (34,883,866)         (24,932,048)
       Proceeds from sales of loans held for sale ........................................          34,320,809           24,993,048
       Increase in value of Company Owned Life Insurance .................................            (373,893)            (427,650)
       Increase in other assets ..........................................................         (12,102,612)            (123,356)
       Increase (decrease) in other liabilities ..........................................             280,589             (415,333)
                                                                                                  ------------         ------------

         Net cash provided by (used for) operating activities ............................         (12,959,853)           2,458,775
                                                                                                  ------------         ------------

Investing activities
   (Purchases) sales of Federal Home Loan Bank stock .....................................             243,300               (7,800)
   Purchases of investment securities available-for-sale .................................         (26,222,778)         (31,598,595)
   Sales, calls, and maturities of investment securities available-for-sale ..............          28,973,699           15,981,559
   Proceeds from sales of premises and equipment .........................................              10,433                    -
   Purchases of premises and equipment ...................................................            (290,911)          (1,072,974)
   Proceeds from sales of other real estate owned ........................................             838,421                    -
   Capital expenditures to other real estate owned .......................................             (37,191)                   -
   Net (increase) decrease in loans ......................................................          11,601,402          (19,938,073)
                                                                                                  ------------         ------------

         Net cash provided by (used for) investing activities ............................          15,116,375          (36,635,883)
                                                                                                  ------------         ------------

Financing activities
   Increase (decrease) in borrowings .....................................................          (7,908,975)           9,053,120
   Proceeds from issuances of stock ......................................................              73,210               73,615
   Funds used to repurchase stock ........................................................                   -           (5,740,170)
   Net increase (decrease) in deposits ...................................................          (6,765,302)          32,971,036
                                                                                                  ------------         ------------

         Net cash provided by (used for) financing activities ............................         (14,601,067)          36,357,601
                                                                                                  ------------         ------------

         Increase (decrease) in cash and cash equivalents ................................         (12,444,545)           2,180,493

Cash and cash equivalents, beginning of period ...........................................          22,561,570           10,807,156
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 10,117,025         $ 12,987,649
                                                                                                  ============         ============

Cash paid during the year for:
   Income taxes ..........................................................................        $  1,001,779         $    677,905
   Interest ..............................................................................        $  6,997,722         $  8,267,726

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

Note 4 - Stock Repurchase

On January 18, 2008, the Company announced plans to repurchase up to 484,527 shares of its outstanding common stock. Repurchased shares are retired into authorized unissued shares. During the first six months of 2009 and 2008, the Company repurchased 0 and 410,373 shares, respectively.

Note 5 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative generally accepted accounting principles ("GAAP") for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65,
70) is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company's financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position ("FSP") SFAS 132(R)-1 (FASB ASC 715-20-65), "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1"). This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets;
(c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards- (continued)

concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard ("SFAS") 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will not require the Company to provide additional disclosures related to its benefit plans.

FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," (FASB ASC 325-40-65) ("FSP EITF 99-20-1") was issued in January 2009.
Prior to the FSP, other-than-temporary impairment was determined by using either Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the FSP amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS 115, allowing management to use more judgment in determining any other-than-temporary impairment. The FSP was effective for reporting periods ending after December 15, 2008. Management has reviewed the Company's security portfolio and evaluated the portfolio for any other-than-temporary impairments.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (FASB ASC 820-10-65), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity's intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (FASB ASC 825-10-65), "Interim Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption of all three permitted for periods ending after March 15, 2009. The Company adopted the staff positions for its second quarter 10-Q. The staff

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards- (continued)

positions had no material impact on the financial statements. Additional disclosures have been provided where applicable.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company's first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff's previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that "other-than-temporary" impairment is not necessarily the same as "permanent" impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company's financial position.

SFAS 165 (FASB ASC 855-10-05,  15, 25, 45, 50, 55),  "Subsequent Events," ("SFAS
165") was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For nonrecognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," ("SFAS 166") in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company's financial position.

SFAS 167 (not yet reflected in FASB ASC), "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167") was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity ("VIE") gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards- (continued)

15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company's financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 6 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

                                                                                       June 30, 2009
                                                                                     Gross Unrealized
                                                         Amortized                   ----------------                    Estimated
                                                           Cost                 Gains                 Losses             Fair Value
                                                           ----                 -----                 ------             ----------
Available for sale
   Mortgage backed .........................           $35,476,091           $   351,298           $   848,559           $34,978,830
   Municipal securities ....................            16,543,745               141,253               304,554            16,380,444
   GSE* preferred stock ....................                73,200                81,000                     -               154,200
   Other ...................................             4,658,258                     -             3,110,366             1,547,892
                                                       -----------           -----------           -----------           -----------
     Total .................................           $56,751,294           $   573,551           $ 4,263,479           $53,061,366
                                                       ===========           ===========           ===========           ===========

   * Government Sponsored Enterprises

                                                                                     December 31, 2008
                                                                                     Gross Unrealized
                                                         Amortized                   ----------------                    Estimated
                                                           Cost                 Gains                 Losses             Fair Value
                                                           ----                 -----                 ------             ----------
Available for sale
  Mortgage backed ..........................           $36,954,498           $   916,961           $   177,493           $37,693,966
  Municipal securities .....................            16,904,796                95,748               356,173            16,644,371
  GSE* preferred stock .....................                73,200                     -                     -                73,200
  Other ....................................             4,650,946                     -             1,290,226             3,360,720
                                                       -----------           -----------           -----------           -----------
    Total ..................................           $58,583,440           $ 1,012,709           $ 1,823,892           $57,772,257
                                                       ===========           ===========           ===========           ===========

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009.

                                              Less than                     Twelve months
                                             twelve months                     or more                          Total
                                             -------------                     -------                          -----
                                                      Unrealized                        Unrealized                       Unrealized
                                     Fair value         losses         Fair value         losses         Fair value        losses
                                     ----------         ------         ----------         ------         ----------        ------
Available for Sale
  Mortgage backed ............      $ 5,413,002      $    43,488      $ 2,786,332      $   805,071      $ 8,199,334      $   848,559
  Municipal securities .......        5,718,441          167,829        1,335,449          136,725        7,053,890          304,554
  Other ......................          413,600        1,370,090          174,292        1,740,276          587,892        3,110,366
                                    -----------      -----------      -----------      -----------      -----------      -----------
    Total ....................      $11,545,043      $ 1,581,407      $ 4,296,073      $ 2,682,072      $15,841,116      $ 4,263,479
                                    ===========      ===========      ===========      ===========      ===========      ===========

Securities classified as available-for-sale are recorded at fair market value. Approximately 63% of the unrealized losses, or seven individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings that the deterioration in value is attributable to changes in

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Investment Securities- (continued)

market interest rates or lack of liquidity in these securities and is not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary.

The amortized costs and fair values of investment securities available for sale at June 30, 2009 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized       Fair
                                                           Cost          Value
                                                           ----          -----
Due after one but within five years ................   $   366,725   $   380,608
Due after five but within ten years ................     2,397,435     2,411,760
Due after ten years ................................    18,361,043    15,140,168
Mortgage backed ....................................    35,476,091    34,978,830
 Equity securities with no maturity ................       150,000       150,000
                                                       -----------   -----------
  Total investment securities available-for-sale ...   $56,751,294   $53,061,366
                                                       ===========   ===========

Note 7 - Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                                                                June 30,                        December 31,
                                                                                  2009                             2008
                                                                                  ----                             ----
                                                                       Carrying           Fair            Carrying            Fair
                                                                        Amount            Value            Amount            Value
                                                                        ------            -----            ------            -----
Financial assets:
   Cash and due from banks .................................          $ 10,117          $ 10,117          $ 10,659          $ 10,659
   Federal funds sold ......................................                 9                 9            11,902            11,902
   Investment securities ...................................            57,328            57,328            62,282            62,282
   Loans held for sale .....................................               980               980               417               417
   Loans, gross ............................................           383,701           387,193           404,533           408,098
Financial liabilities:
   Deposits ................................................           360,045           361,793           366,811           369,807
   Short term borrowings ...................................            15,681            15,681            16,590            16,590
   Advances from Federal Home Loan Bank ....................            74,000            74,726            81,000            73,772
   Junior subordinated debentures ..........................            10,310            10,310            10,310            10,310

                                                                       Notional           Fair            Notional           Fair
                                                                        Amount           Value             Amount            Value
                                                                        ------           -----             ------            -----
Financial instruments with off-
Balance sheet risk:
   Commitments to extend credit ............................            $26,003         $     -            $29,759          $     -
   Standby letters of credit ...............................                684               -                941                -
   Derivative instruments ..................................             10,000            (481)            10,000             (602)

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, and money market funds.

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Fair Value of Financial Instruments- (continued)

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Assets measured at fair value on a recurring basis are as follows as of June 30, 2009 (amounts in thousands):

                                                     Quoted market price         Significant other        Significant unobservable
                                                      in active markets           observable inputs                inputs
                                                           (Level 1)                 (Level 2)                    (Level 3)
                                                           ---------                 ---------                    ---------

Available-for-sale
 investment securities ...........................         $        -                  $ 51,973                   $1,088

Loans held for sale ..............................         $        -                  $    980                   $    -

Interest rate swap
 derivative instrument ...........................         $        -                  $   (481)                  $    -


The following table reconciles the changes in recurring Level 3 financial instruments for the six months ended June 30, 2009 and 2008(amounts in thousands):

                                                                June 30,
                                                                --------
                                                          2009            2008
                                                          ----            ----
Beginning of Year Balance                               $2,901           $4,018
Discount Accretion                                           3                2
Principal increases from capitalized interest                4                -
Unrealized Loss                                        (1,820)            (473)
                                                        ------           ------
Ending Balance                                          $1,088           $3,547
                                                        ======           ======

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was $ 16,999,328.

Other real estate owned (OREO) is adjusted to fair value less costs to sell upon transfer of a loan to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less costs to sell and is valued on a nonrecurring basis. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs, which the Company considers to be level 2 inputs. The aggregate carrying amount of other real estate owned at June 30, 2009 was $4,670,003.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the period ending June 30, 2009 are not necessarily indicative of the results to be attained for any other period.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The Company's net income for the six months ended June 30, 2009 was $724,733, or $.16 per basic share, compared to $1,514,447, or $.32 per basic share, for the six months ended June 30, 2008. The average number of shares outstanding for the six months ending June 30, 2009 was 4,525,542 compared to 4,691,867 for the six months ending June 30, 2008.

The Company's net income for the three months ended June 30, 2009 was $421,599 or $.09 per basic share, compared to $770,101 or $.17 per basic share, for the three months ended June 30, 2008. The average number of shares outstanding for the quarter ending June 30, 2009 was 4,529,153 compared to 4,665,247 for the quarter ending June 30, 2008.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company's earnings. Net interest income was $6,629,907 for the six months ended June 30, 2009, compared to $7,542,895 for the six months ended June 30, 2008.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2009 increased 0.4 percent to $454.9 million from the $453.1 million reported for the six months ending June 30, 2008. The increase was attributable to an increase of $5.7 million in average total investments and federal funds sold, offset by a decrease of $3.9 million in average loans. The decrease in average loans was reflective of slowing economic conditions in the company's market area.

Average interest bearing liabilities for the six months ended June 30, 2009 increased 4.2 percent to $436.4 million from the $418.9 million reported for the six months ending June 30, 2008. The increase was attributable to increases in average time deposits of $48.1 million, offset by decreases in average savings and transaction accounts and other borrowings of $23.3 million and $7.3 million, respectively. Average money market accounts decreased by $26.5 million between the two periods due to lower market rates paid on these accounts during the first six months of 2009. The increase in average interest bearing liabilities was necessitated by a $6.9 million increase in average assets and decreases of $4.8 million and $5.8 million in average non-interest bearing liabilities and average equity, respectively. The decrease in average non-interest bearing liabilities was due to lower average non-interest bearing deposits. This can be attributed to the Company's introduction of a competitive interest bearing checking product during 2009 which caused a shift in balances from non-interest bearing checking to interest bearing checking. The decrease in average equity is primarily reflective of $6.9 million in stock repurchases executed during 2008, as well as a $1.7 million deterioration in the after tax value of the Company's securities portfolio between June 30, 2008, and June 30, 2009, due to changing market conditions.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2009 and 2008.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income - continued

                                                      For the six months ended                      For the six months ended
                                                             June 30, 2009                                 June 30, 2008
                                                             -------------                                 -------------
                                                   Average        Income/     Yield/          Average        Income/        Yield/
                                                   Balance        Expense     Rate(1)         Balance        Expense        Rate(1)
                                                   -------        -------     -------         -------        -------        -------
Assets
   Federal funds sold .................    $      1,156,079  $         956     0.17%   $      1,486,043  $      18,804       2.55%
   Investments - taxable ..............          57,846,988      1,069,009     3.73          50,800,453      1,293,939       5.14
   Investments - nontaxable (2) .......          17,328,208        574,672     6.69          18,293,129        666,873       7.35
                                           ----------------  -------------             ----------------  -------------
     Total investments and
       federal funds sold .............          76,331,275      1,644,637     4.34          70,579,625      1,979,616       5.66
   Loans (3) (4) ......................         378,591,349     11,796,181     6.26         382,503,862     13,802,686       7.24
                                           ----------------  -------------             ----------------  -------------
     Total interest earning assets ....         454,922,624     13,440,818     5.94%        453,083,487     15,782,302       7.00%
                                                             -------------                               -------------
     Other assets .....................          69,936,467                                  64,883,734
                                           ----------------                            ----------------
     Total assets .....................    $    524,859,091                            $    517,967,221
                                           ================                            ================
Liabilities
   Savings and
     transaction accounts .............    $     59,644,733        360,971     1.22    $     82,989,717        846,466       2.06
   Time Deposits ......................         275,619,869      4,323,787     3.16         227,466,270      5,028,487       4.46
   Other borrowings ...................          90,833,497      1,776,368     3.94          98,074,769      1,820,865       3.74
   Subordinated Debt ..................          10,310,000        142,903     2.80          10,310,000        317,032       6.20
                                           ----------------  -------------             ----------------  -------------
     Total interest bearing
       liabilities ....................         436,408,099      6,604,029     3.05         418,840,756      8,012,850       3.86
                                                             -------------                               -------------
   Non-interest bearing
     liabilities ......................          33,689,761                                  38,499,490
                                           ----------------                            ----------------
     Total liabilities ................         470,097,860      6,604,029     2.83         457,340,246      8,012,850       3.53
                                                             -------------                               -------------
   Equity .............................          54,761,231                                  60,626,975
                                           ----------------                            ----------------
     Total liabilities
       and equity .....................    $    524,859,091                            $    517,967,221
                                           ================                            ================
     Net interest
       income/margin (5) ..............                      $   6,836,789     2.92                      $   7,769,452       3.43
                                                             =============                               =============
     Net interest spread (6) ..........                                        2.89%                                         3.14%

     (1)  Annualized
     (2) Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
     (3)  Does not include non- accruing loans.
     (4)  Income includes loan fees of $356,176 in 2009 and $672,122 in 2008.
     (5)  Net interest income divided by total earning assets.
     (6) Total interest earning assets yield less interest bearing liabilities rate.

As shown above, for the six months ended June 30, 2009 the average yield on earning assets was 5.94 percent, while the average cost of interest bearing liabilities was 3.05 percent. For the six months ended June 30, 2008 the average yield on earning assets was 7.00 percent and the average cost of interest-bearing liabilities was 3.86 percent. The decrease in the asset yields and average rates paid is due to market interest rate decreases over the last year. The net interest margin is computed by annualizing year to date interest income and interest expense, taking the difference, and dividing the resulting figure by average interest earning assets. The net interest margin for the six months ended June 30, 2009 was 2.92 percent compared to 3.43 percent for the six months ended June 30, 2008. The decrease in the net interest margin is attributable to increases in average nonearning assets of $5.1 million and average interest bearing liabilities of $17.6 million between the two periods, compared with an increase of only $1.8 million in average interest bearing assets, a difference of $20.9 million.

The cost of total liabilities was 2.83 percent and 3.53 percent for the six months ending June 30, 2009 and 2008, respectively.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest  Income - continued

Average earning assets for the three months ending June 30, 2009 decreased 3.7 percent to $445.2 million from the $462.1 million reported for the three months ending June 30, 2008. The decrease was attributable to decreases of $16.1 million and $0.8 million, respectively, in average loans and investments and federal funds sold.

Average interest bearing liabilities for the three months ending June 30, 2009 increased 0.1 percent to $431.5 million from the $431.2 million reported for the three months ending June 30, 2008. The change was due to an increase in average time deposits of $32.4 million between the two periods, offset by decreases in average savings and transaction accounts and other borrowings of $17.7 million and $14.4 million, respectively.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended June 30, 2009 and 2008.

                                                        For the three months ended                 For the three months ended
                                                               June 30, 2009                             June 30, 2008
                                                               -------------                             -------------
                                                   Average        Income/     Yield/          Average        Income/        Yield/
                                                   Balance        Expense     Rate(1)         Balance        Expense        Rate(1)
                                                   -------        -------     -------         -------        -------        -------
Assets
   Federal funds sold ...................  $        564,670  $         365     0.26%   $      1,311,635  $       7,127       2.18%
   Investments - taxable ................        58,752,489        540,165     3.69          57,084,407        700,481       4.92
   Investments - nontaxable (2) .........        17,382,433        287,702     6.64          19,126,903        327,763       6.87
                                           ----------------  -------------             ----------------  -------------
     Total investments and
       federal funds sold ...............        76,699,592        828,232     4.33          77,522,945      1,035,371       5.36
   Loans (3) (4) ........................       368,557,412      5,777,374     6.29         384,610,633      6,968,444       7.23
                                           ----------------  -------------             ----------------  -------------
     Total earning assets ...............       445,257,004      6,605,606     5.95         462,133,578      8,003,815       6.95
                                                             -------------                               -------------
     Other assets .......................        74,405,904                                  66,964,213
                                           ----------------                            ----------------
     Total assets .......................  $    519,662,908                            $    529,097,791
                                           ================                            ================
Liabilities
   Savings and
     transaction accounts ...............  $     63,166,680  $     214,027     1.36    $     80,886,271  $     341,741       1.69
   Time Deposits ........................       268,273,542      1,996,909     2.99         235,831,710      2,414,986       4.11
   Other Borrowings .....................        89,783,465        879,853     3.93         104,218,478        885,173       3.41
   Subordinated Debt ....................        10,310,000         68,851     2.68          10,310,000        160,058       6.23
                                           ----------------  -------------             ----------------  -------------
     Total interest bearing
       liabilities ......................       431,533,687      3,159,640     2.94         431,246,459      3,801,958       3.54
                                                             -------------                               -------------
   Non-interest bearing
     liabilities ........................        33,546,630                                  37,720,436
                                           ----------------                            ----------------
     Total liabilities ..................       465,080,317      3,159,640     2.72         468,966,895      3,801,958       3.25
                                                             -------------                               -------------
   Equity ...............................        54,582,591                                  60,130,896
                                           ----------------                            ----------------
     Total liabilities
       and equity .......................  $    519,662,908                            $    529,097,791
                                           ================                            ================
     Net interest
       income/margin (5) ................                   $   3,445,966     3.10                      $   4,201,857       3.65
                                                             =============                               =============
     Net interest spread (6) ............                                     3.01%                                         3.41%

     (1)  Annualized
     (2) Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
     (3)  Does not include non- accruing loans.
     (4)  Income includes loan fees of $179,603 in 2009 and $417,464 in 2008.
     (5)  Net interest income divided by total earning assets.
     (6) Total interest earning assets yield less interest bearing liabilities rate.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest  Income - continued

As reflected above, for the three months ended June 30, 2009 the average yield on earning assets was 5.95 percent, while the average cost of interest bearing liabilities was 2.94 percent. For the three months ended June 30, 2008 the average yield on earning assets was 6.95 percent and the average cost of interest-bearing liabilities was 3.54 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to market interest rate decreases over the last year. The net interest margin for the three months ended June 30, 2009 was 3.10 percent compared to 3.65 percent for the three months ended June 30, 2008. The decrease in the net interest margin is primarily attributable to a decrease in average earning assets with little change in average interest bearing liabilities. The cost of total liabilities was 2.72 percent for the three months ended June 30, 2009, compared to 3.25 percent for the three months ended June 30, 2008.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                   Analysis of Changes in Net Interest Income
                                                                                       For the six months ended June 30, 2009
                                                                                    Versus six months ended June 30, 2008 (1)
                                                                                    -----------------------------------------
                                                                                 Volume                Rate             Net Change
                                                                                 ------                ----             ----------
Interest income:
   Federal funds sold ............................................          $    (4,175)          $   (13,673)          $   (17,848)
   Investments - taxable .........................................              179,482              (404,412)             (224,930)
   Investments - non taxable (2) .................................              (35,176)              (57,025)              (92,201)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              140,131              (475,110)             (334,979)
     Net loans ((3)) .............................................             (140,469)           (1,866,036)           (2,006,505)
                                                                            -----------           -----------           -----------
     Total interest income .......................................                 (338)           (2,341,146)           (2,341,484)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................             (238,111)             (247,384)             (485,495)
   Time deposits .................................................            1,064,508            (1,769,208)             (704,700)
   Other borrowings ..............................................             (134,442)               89,945               (44,497)
   Subordinated debt .............................................                    -              (174,129)             (174,129)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................              691,955            (2,100,776)           (1,408,821)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $  (692,293)          $  (240,370)          $  (932,663)
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $356,176 in 2009 and $672,122 in 2008.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income - continued

                                                                                    Analysis of Changes in Net Interest Income
                                                                                      For the three months ended June 30, 2009
                                                                                   Versus three months ended June 30, 2008 (1)
                                                                                   -------------------------------------------
                                                                               Volume                 Rate               Net Change
                                                                               ------                 ----               ----------
Interest income:
   Federal funds sold ............................................          $    (4,059)          $    (2,703)          $    (6,762)
   Investments - taxable .........................................               20,469              (180,785)             (160,316)
   Investments - non taxable (2) .................................              (29,893)              (10,168)              (40,061)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              (13,483)             (193,656)             (207,139)
     Net loans ((3)) .............................................             (289,413)             (901,657)           (1,191,070)
                                                                            -----------           -----------           -----------
     Total interest income .......................................             (302,896)           (1,095,313)           (1,398,209)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................              (74,864)              (52,850)             (127,714)
   Time deposits .................................................              332,214              (750,291)             (418,077)
   Other borrowings ..............................................             (122,603)              117,283                (5,320)
   Subordinated debt .............................................                    -               (91,207)              (91,207)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................              134,747              (777,065)             (642,318)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $  (437,643)          $  (318,248)          $  (755,891)
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $179,603 in 2009 and $417,464 in 2008.

Noninterest Income and Expenses
Noninterest income for the six months ended June 30, 2009 was $2,278,674, compared to $1,508,321 for the six months ended June 30, 2008, an increase of $770,353. Gains on sales of investment securities increased by $661,186 between the two periods, with these earnings totaling $885,604 and $224,418 for the six months ended June 30, 2009 and June 30, 2008, respectively. Service fees on deposit accounts increased by $48,929 to $597,226 for the six months ended June 30, 2009 from $548,297 for the six months ended June 30, 2008, due to an increase in interest bearing transaction accounts related to our Rewards Checking program implemented during the first quarter of 2009. Company owned life insurance earnings decreased by $53,757 between the two periods, with these earnings totaling $373,893 and $427,650 for the six months ended June 30, 2009 and June 30, 2008, respectively. This decrease in earnings is attributable to lower market rates of return on the underlying investments on these life policies experienced during the first half of 2009 as compared to 2008. Rental income increased by $152,147 to $157,922 for the six months ended June 30, 2009, from $5,775 for the six months ended June 30, 2008. This increase was due primarily to rental income on leased properties acquired by the Company through foreclosure during 2009.

Noninterest expenses were $7,639,713 and $6,022,502 for the six months ended June 30, 2009 and June 30, 2008, respectively, an increase of $1,617,211. Salaries and employment benefits increased by $357,941, primarily due to a $309,000 severance payout to the Company's former Chief Operating Officer. Insurance expenses increased by $574,066 between the two periods, primarily due to an increase in FDIC premium rates, as well as a special one time FDIC assessment of $230,000 accrued for during the second quarter. Additionally, the Company recorded $193,441 in impairment charges on other real estate owned during the first six months of 2009, compared to no such charges during the first six months of 2008. Occupancy expense also increased by $139,338 between the two periods, primarily due to extra expenses associated with foreclosed properties. Other operating expenses increased by $117,688 between the two periods, primarily the result of an increase in expenses associated with loans of $154,992 between the two periods. These loan costs were primarily related to charges incurred during the foreclosure process, such as legal fees, insurance, appraisals, taxes, and homeowners dues.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest income for the three months ended June 30, 2009 was $1,591,491, compared to $713,776 for the three months ended June 30, 2008, a difference of $877,715. The increase is primarily attributable to an increase of $814,651 in gains on sales of available for sale securities.

Noninterest expenses for the three months ended June 30, 2009 were $4,023,785, compared to $3,099,665 for the three months ended June 30, 2008, an increase of $924,120 between the two periods. The increase is primarily attributable to increases of $536,819 and $147,441 in insurance and impairment charges on other real estate owned, respectively, between the two periods.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 50.2% of total deposits as of June 30, 2009. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. The Company also has federal funds accommodations of $12.5 million with Nexity Bank, $10 million with First Tennessee Bank, $10 million with US Bank, $10 million with Fifth Third Bank, and $5 million with Zions Bank.

Loans

Nonfarm, nonresidential real estate loans comprised 26 percent of the total loan portfolio as of June 30, 2009, totaling $99.8 million. Loans secured by real estate for construction and land development totaled $72.4 million, or 19 percent of the portfolio while 1-4 family mortgage loans totaled $171.3 million or 44 percent of the total loan portfolio, as of June 30, 2009. All other real estate loans totaled $6.0 million or 2 percent of the total loan portfolio. Commercial and industrial loans comprised $30.8 million, or 8 percent of the total loan portfolio. Installment loans and other consumer loans to individuals comprised $3.4 million or 1 percent of the total loan portfolio. Total loans decreased by $20.8 million during the six months ended June 30, 2009, due primarily to decreases of $15.0 million and $5.0 million in construction and land development loans and nonfarm, nonresidential real estate loans, respectively.

At June 30, 2009, the Company had $1.4 million in loans 90 days delinquent and still accruing interest and $15.0 million of nonaccrual loans. The Company had $4.7 million of other real estate owned at this date. The majority of nonaccrual loans are secured by real estate. The Company's total balance of problem loans consists primarily of construction and land development loans. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2008, the Company had $5.4 million of loans 90 days past due and still accruing interest, $2.1 million in other real estate owned, and $8.9 million of nonaccrual loans. At June 30, 2008, the Company had $3.7 million in loans 90 days past due and still accruing interest, $553,000 of other real estate owned, and $5.8 million of nonaccrual loans. The allowance for loan losses was 1.70 percent of loans as of June 30, 2009, compared to 1.83 percent as of December 31, 2008 and 1.25 percent as of June 30, 2008. For the six months ended June 30, 2009 the Company recorded a loan loss provision of $550,000 compared to a loan loss provision of $1,110,047 during the first six months of 2008. The current year's loan loss provision is the result of an increase of $6.1 million in nonaccrual loans during the first six months of the year, as well as net loan chargeoffs totaling $1.5 million during the same period. During the first six months of 2008, the Company made a loan loss provision of $1,110,047 due to an increase of $18.9 million in total loans during the first six months of the year, as well as an increase in total nonperforming loans and loan chargeoffs totaling $451,000.

In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company's loan portfolio. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of June 30, 2009.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans - continued

The following tables provide a year to date analysis of activity within the allowance for loan losses and an allocation for the allowance for loan losses among the various loan categories (notwithstanding the allocation, the entire allowance is available to absorb losses regardless of category):

Balance at December 31, 2008 ................................       $ 7,410,116
Current Year Loan Loss Provision ............................           550,000
Charge- offs:
     Domestic:
       Construction and land development ....................          (157,078)
       1-4 family residential ...............................          (898,482)
       Nonfarm, nonresidential ..............................           (22,000)
       Commercial and industrial ............................          (416,913)
       Installment loans to individuals .....................            (5,252)
     Foreign: ...............................................                 -
Recoveries:
       Commercial, financial, and agricultural ..............            37,743
       1-4 family residential ...............................             7,300
       Installment loans to individuals .....................               313
                                                                    -----------
Balance at June 30, 2009 ....................................       $ 6,505,747
                                                                    ===========

                                                                                                      Allowance For Loan Loss
                                                                                                     Allocation as a Percentage
Balance at June 30, 2009 Applicable to:                                              Amount                of the whole
                                                                                     ------          --------------------------
Domestic:
      Real estate- commercial .............................................        $  611,383                    9.40%
      Real estate- construction and land development ......................         2,951,939                   45.37
      Real estate- 1-4 family residential .................................         1,486,075                   22.84
      Commercial and industrial ...........................................         1,077,702                   16.57
      Installment loans to individuals and other ..........................            36,631                    0.56
Foreign ...................................................................                 -                       -
Unallocated ...............................................................           342,017                    5.26
                                                                                   ----------                  ------
Total .....................................................................        $6,505,747                  100.00%
                                                                                   ==========                  ======

Management identifies and maintains a list of potential problem loans. These are loans that are still accruing interest and are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At June 30, 2009 potential problem loans totaled $12,756,008. Management closely tracks the current values of real estate collateral when assessing the collectibility of problem loans.

Deposits

Deposits decreased $6.8 million during the first six months of 2009 to $360.0 million at June 30, 2009. The decrease was attributable to several factors. Noninterest bearing deposits increased by $1.6 million and interest bearing deposits decreased by $8.4 million during the first six months of 2009. Certificates of deposit from retail customers decreased approximately $42.6 million during the first six months of the year, largely as the result of the Company's decision to forego rate specials during the first six months of the year. Savings and interest bearing transaction accounts increased approximately $12.7 million due to the Company's introduction of a high interest checking product, Rewards Checking, which had total balances of $19.4 million at June 30, 2009. Finally, brokered and wholesale deposits increased $21.5 million during the first six months of 2009. The Company uses brokered deposits as a means to supplement retail funding sources. During the first six months of 2009 rates on brokered time deposits of all maturity terms were significantly lower than rates on retail time deposits with comparable terms. Consequently, the Company elected to replace some of its maturing retail time deposits with brokered time deposits.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Other Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA Advances are collateralized by pledged FHLBA stock and certain residential mortgage loans. FHLBA advances are summarized as follows:

           Maturity                         Rate                 Balance
           --------                         ----                 -------
           September 2010                   5.55%           $     7,000,000
           November 2010                    3.24%                 3,000,000
           February 2011                    0.66%                 4,500,000
           March 2011                       2.96%                 7,500,000
           September 2013                   4.75%                10,000,000
           June 2014                        3.92%                 2,000,000
           October 2016                     4.25%                 5,000,000
           November 2016                    4.08%                 5,000,000
           January 2017                     4.35%                 5,000,000
           January 2017                     4.40%                 5,000,000
           January 2017                     4.46%                 5,000,000
           January 2017                     4.60%                 5,000,000
           March 2018                       2.33%                 5,000,000
           April 2018                       3.03%                 5,000,000
                                                            ---------------

           Balance                                          $    74,000,000
                                                            ===============

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"), a non-consolidated subsidiary of the Company, issued and sold a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities. The proceeds of those sales, $10.3 million, were used by the Capital Trusts to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets. The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010. The Company may also redeem the capital securities prior to such date upon occurrence of specified conditions and the payment of a redemption premium. See
Note 11 to the consolidated financial statements and the information set forth in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures" filed with our Form 10-K for the year ended December 31, 2008, for more information about the terms of the junior subordinated debentures.

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

Capital Resources

The capital base for the Company decreased by $944,000 for the first six months of 2009, due to other comprehensive loss of $1,741,690, offset by net income of $724,733 and proceeds from stock issuances of $73,210 through our Employee Stock Purchase Plan. The Company's Tier 1 capital to average assets ratio was 12.80 percent as of June 30, 2009 compared to 12.54 percent as of December 31, 2008.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources - continued

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations and the Bank's junior subordinated debt in excess of 25% of the Bank's Tier 1 capital. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Southcoast and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of June 30, 2009, the Company and the Bank exceeded their capital requirements as shown in the following table.

                                                                                          Capital Ratios
                                                                                          --------------
                                                                                         Well Capitalized     Adequately Capitalized
(Dollars in thousands)                                                 Actual               Requirement           Requirement
----------------------                                                 ------               -----------           -----------
                                                                 Amount       Ratio    Amount         Ratio    Amount       Ratio
                                                                 ------       -----    ------         -----    ------       -----
The Bank
  Total capital (to risk-weighted assets) ................      $56,649       14.94%    37,921       10.00%    30,337       8.00%
  Tier 1 capital (to risk-weighted assets) ...............       51,891       13.68%    22,752        6.00%    15,168       4.00%
  Tier 1 capital (to average assets) .....................       51,891       10.31%    25,174        5.00%    20,139       4.00%
The Company
  Total capital (to risk-weighted assets) ................      $72,241       18.25%       N/A         N/A     31,670       8.00%
  Tier 1 capital (to risk-weighted assets) ...............       67,273       16.99%       N/A         N/A     15,935       4.00%
  Tier 1 capital (to average assets) .....................       67,273       12.80%       N/A         N/A     21,016       4.00%

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2009, the Company had issued commitments to extend credit of $26,002,978 and standby letters of credit of $684,435 through various types of commercial lending arrangements. Approximately $23,060,425 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2009.

                                                                   After One    After Three
                                                                    Through       Through                    Greater
                                                     Within One      Three        Twelve      Within One       Than
                                                        Month       Months        Months         Year        One Year        Total
                                                        -----       ------        ------         ----        --------        -----
Unused commitments to extend credit ............   $ 3,604,320   $ 2,086,630   $10,839,436   $16,530,386   $ 9,472,592   $26,002,978
Standby letters of credit ......................        56,638       318,612       281,173       656,423        28,012       684,435
                                                   -----------   -----------   -----------   -----------   -----------   -----------
    Totals .....................................   $ 3,660,958   $ 2,405,242   $11,120,609   $17,186,809   $ 9,500,604   $26,687,413
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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a vote of Security Holders

  The Company held its annual meeting of shareholders on May 21, 2009. The first matter voted on at the annual meeting was the election of directors with voting results as follows:

Directors elected to serve                                                                         Authority              Broker
a three year term                                                          For                     Withheld              non-votes
                                                                           ---                     --------              ---------
Tommy B. Baker ............................................             4,055,139                    119,711                  -

William A. Coates .........................................             4,069,989                    104,861                  -

Stephen F. Hutchinson .....................................             4,098,212                     76,638                  -

The following directors were not voted on at the annual meeting and continue to serve until the years indicated: L. Wayne Pearson - 2010; Robert M. Scott - 2010, and James P. Smith - 2011.

The second matter voted on was an amendment to the Company's Articles of Incorporation to allow for the issuance of preferred stock. The amendment did not receive sufficient votes to be adopted. Voting results were as follows:

Articles of Incorporation                                                                                         Broker
amendment                                    For                  Against               Abstained               non-votes
-------------------------                    ---                  -------               ---------               ---------

                                            1,711,417            1,219,597                23,839                 1,219,997

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





Date:    August 13, 2009                    By: s/L. Wayne Pearson
                                               --------------------------------
                                                  L. Wayne Pearson
                                                  Chief Executive Officer



Date:    August 13, 2009                    By: s/William C. Heslop
                                               ---------------------------------
                                                  William C. Heslop
                                                  Chief Financial Officer

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