Form 10-Q
period 2009-09-30
SOUTHCOAST FINANCIAL CORP
filed 2009-11-13
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ----                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2009

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

     4,542,023 shares of common stock, no par value, as of October 31, 2009

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
                                                                                                                   --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - September 30, 2009 and December 31, 2008...............................2

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2009 and 2008....................3

         Condensed Consolidated Statements of Income - Three months ended September 30, 2009 and 2008...................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2009 and 2008................................................................5

         Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2009 and 2008................6

Notes to Condensed Consolidated Financial Statements.................................................................7-13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................14-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................24

Item 4T. Controls and Procedures.......................................................................................24

PART II - OTHER INFORMATION

Item 6.  Exhibits......................................................................................................25

Signatures ............................................................................................................25

Exhibit Index..........................................................................................................26

                                     SOUTHCOAST FINANCIAL CORPORATION
                                  Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                September 30,           December 31,
                                                                                                     2009                  2008
                                                                                                     ----                  ----
                                                                                                  (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $  23,872,980        $  10,659,268
     Federal funds sold ..................................................................               8,409           11,902,302
                                                                                                 -------------        -------------
       Total cash and cash equivalents ...................................................          23,881,389           22,561,570
   Investment securities
     Available for sale ..................................................................          47,635,071           57,772,257
     Federal Home Loan Bank Stock, at cost ...............................................           4,266,200            4,509,500
                                                                                                 -------------        -------------
       Total investment securities .......................................................          51,901,271           62,281,757
   Loans held for sale ...................................................................           1,061,296              417,000
   Loans, net of allowance of $6,796,398 and $7,410,116 ..................................         371,946,022          397,123,072
   Property and equipment, net ...........................................................          23,076,402           23,812,981
   Other real estate owned ...............................................................           9,457,993            2,074,147
   Company owned life insurance ..........................................................          19,053,256           18,492,955
   Other assets ..........................................................................          10,191,337            8,201,432
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 510,568,966        $ 534,964,914
                                                                                                 =============        =============


Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  27,368,476        $  27,931,650
     Interest bearing ....................................................................         315,159,708          338,879,046
                                                                                                 -------------        -------------
       Total deposits ....................................................................         342,528,184          366,810,696
   Federal funds purchased ...............................................................           4,924,383            5,978,800
   Federal Reserve Bank Discount Window Borrowings .......................................           7,000,000                    -
   Securities sold under agreements to repurchase ........................................          11,895,596           10,611,537
   Federal Home Loan Bank Borrowings .....................................................          74,000,000           81,000,000
   Junior subordinated debentures ........................................................          10,310,000           10,310,000
   Other liabilities .....................................................................           4,347,286            5,020,777
                                                                                                 -------------        -------------
       Total liabilities .................................................................         455,005,449          479,731,810
                                                                                                 -------------        -------------
Shareholders' Equity
   Common stock (no par value; 20,000,000 shares authorized; 4,535,274 shares outstanding at September 30, 2009 and
     4,513,463 at December 31, 2008) .....................................................          53,550,078           53,441,978
   Retained earnings .....................................................................           3,843,696            2,814,566
   Accumulated other comprehensive loss ..................................................          (1,830,257)          (1,023,440)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................          55,563,517           55,233,104
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 510,568,966        $ 534,964,914
                                                                                                 =============        =============

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                      For the Nine Months Ended
                                                                                                           September 30,
                                                                                                           -------------
                                                                                                  2009                     2008
                                                                                                  ----                     ----
Interest income
   Loans, including fees ...........................................................          $  17,321,288           $  20,596,901
   Investment securities ...........................................................              1,996,536               2,651,345
   Federal funds sold ..............................................................                  1,859                  35,194
                                                                                              -------------           -------------
       Total interest income .......................................................             19,319,683              23,283,440
                                                                                              -------------           -------------
Interest expense
   Deposits and borrowings .........................................................              9,248,914              11,985,003
                                                                                              -------------           -------------
Net interest income ................................................................             10,070,769              11,298,437
Provision for loan losses ..........................................................              1,550,000               2,594,297
                                                                                              -------------           -------------
Net interest income after provision for loan losses ................................              8,520,769               8,704,140
                                                                                              -------------           -------------
Noninterest income
    Service fees on deposit accounts ...............................................                869,795                 856,365
    Fees on loans sold .............................................................                247,604                 186,549
    Gain on sale of available for sale securities ..................................              1,310,043                 300,115
    Other than temporary impairment charge on GSE preferred stock ..................                      -              (2,878,096)
    Gain on sale of premises and equipment .........................................                  5,413               2,330,246
    Rental fee income ..............................................................                280,006                  10,263
    Company owned life insurance earnings ..........................................                560,301                 639,313
    Other ..........................................................................                114,200                 201,489
                                                                                              -------------           -------------
       Total noninterest income ....................................................              3,387,362               1,646,244
                                                                                              -------------           -------------
Noninterest expenses
   Salaries and employment benefits ................................................              5,553,170               5,826,220
   Occupancy .......................................................................              1,050,960                 894,417
   Furniture and equipment .........................................................                985,537                 887,476
   Impairment provision on other real estate owned .................................                240,441                       -
   Insurance .......................................................................                952,824                 298,931
   Professional fees ...............................................................                589,590                 468,692
   Software expenses ...............................................................                258,240                 221,152
   Telephone, postage and supplies .................................................                277,471                 306,334
   Other operating expenses ........................................................                974,855               1,040,501
                                                                                              -------------           -------------
       Total noninterest expenses ..................................................             10,883,088               9,943,723
                                                                                              -------------           -------------
Income before income taxes .........................................................              1,025,043                 406,661
Income tax benefit .................................................................                 (4,087)               (218,813)
                                                                                              -------------           -------------
Net income .........................................................................          $   1,029,130           $     625,474
                                                                                              =============           =============

Basic net income per common share ..................................................          $         .23           $         .13
Diluted net income per common share ................................................          $         .23           $         .13
Weighted average shares outstanding
   Basic ...........................................................................              4,528,821               4,641,649
   Diluted .........................................................................              4,528,821               4,641,649

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                       For the Three Months Ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                     2009                   2008
                                                                                                     ----                   ----
Interest income
   Loans, including fees ............................................................          $   5,525,107          $   6,794,215
   Investment securities ............................................................                559,737                917,090
   Federal funds sold ...............................................................                    903                 16,390
                                                                                               -------------          -------------
       Total interest income ........................................................              6,085,747              7,727,695
                                                                                               -------------          -------------
Interest expense
   Deposits and borrowings ..........................................................              2,644,885              3,972,153
                                                                                               -------------          -------------
Net interest income .................................................................              3,440,862              3,755,542
Provision for loan losses ...........................................................              1,000,000              1,484,250
                                                                                               -------------          -------------
Net interest income after provision for loan losses .................................              2,440,862              2,271,292
                                                                                               -------------          -------------
Noninterest income
   Service fees on deposit accounts .................................................                272,569                308,068
   Fees on loans sold ...............................................................                 82,100                 49,706
   Gain on sale of available for sale securities ....................................                424,439                 75,697
   Other than temporary impairment charge on GSE preferred stock ....................                      -             (2,878,096)
   Gain on sale of premises and equipment ...........................................                  5,413              2,330,246
   Rental fee income ................................................................                122,084                  4,488
   Company owned life insurance earnings ............................................                186,408                211,663
   Other ............................................................................                 15,675                 36,151
                                                                                               -------------          -------------
       Total noninterest income .....................................................              1,108,688                137,923
                                                                                               -------------          -------------
Noninterest expenses
   Salaries and employment benefits .................................................              1,759,278              2,390,269
   Occupancy ........................................................................                337,892                320,687
   Furniture and equipment ..........................................................                313,119                295,164
   Impairment provision on other real estate owned ..................................                 47,000                      -
   Professional fees ................................................................                140,418                150,796
   Insurance ........................................................................                198,484                118,657
   Software expenses ................................................................                 83,583                 70,042
   Telephone, postage, and supplies .................................................                 88,084                104,726
   Other operating expenses .........................................................                275,517                470,880
                                                                                               -------------          -------------
       Total noninterest expenses ...................................................              3,243,375              3,921,221
                                                                                               -------------          -------------
Income (loss) before income taxes ...................................................                306,175             (1,512,006)
Income tax(benefit)expense ..........................................................                  1,778               (623,033)
                                                                                               -------------          -------------
Net income (loss) ...................................................................          $     304,397          $    (888,973)
                                                                                               =============          =============
Basic net income (loss) per common share ............................................          $         .07          $        (.20)
Diluted net income (loss) per common share ..........................................          $         .07          $        (.20)
Weighted average shares outstanding
   Basic ............................................................................              4,535,274              4,542,304
   Diluted ..........................................................................              4,535,274              4,542,304

                        SOUTHCOAST FINANCIAL CORPORATION
          Condensed Consolidated Statement of Changes in Shareholders'
                         Equity and Comprehensive Income
              For the nine months ended September 30, 2009 and 2008
                                   (Unaudited)

                                                                                                         Accumulated
                                                                                                            other
                                                                 Common Stock                           comprehensive
                                                                 ------------              Retained         income
                                                             Shares         Amount         earnings         (loss)          Total
                                                             ------         ------         --------         ------          -----
Balance, December 31, 2007 ..........................      5,009,903    $ 60,157,384    $  2,597,714    $    (13,791)  $ 62,741,307

   Net income for the period ........................                                        625,474                        625,474

   Other comprehensive loss,
     net of tax
   Unrealized holding losses
     on securities available for sale ...............                                                    (3,332,247)     (3,332,247)

   Less reclassification adjustment for
     losses included in net income, net of
     taxes of $ 928,073 .............................                                                     1,649,908       1,649,908
                                                                                                                       ------------
   Comprehensive income .............................                                                                    (1,056,865)

   Shares repurchased and retired ...................       (483,593)     (6,730,886)                                    (6,730,886)

   Employee stock purchase plan .....................          7,779         110,741                                        110,741
                                                           ---------    ------------    ------------    ------------   -------------

Balance, September 30, 2008 .........................      4,534,089    $ 53,537,239    $  3,223,188    $ (1,696,130)  $ 55,064,297
                                                           =========    ============    ============    ============   ============


Balance, December 31, 2008 ..........................      4,513,463    $ 53,441,978    $  2,814,566    $ (1,023,440)  $ 55,233,104

   Net income for the period ........................                                      1,029,130                      1,029,130

   Other comprehensive loss,
     net of tax
   Unrealized holding gains
     on securities available for sale ...............                                                        31,611          31,611

   Less reclassification adjustment for
     gains included in net income, net of
     taxes of $ 471,615 .............................                                                      (838,428)       (838,428)
                                                                                                                        ------------


   Comprehensive income .............................                                                                       222,313

   Employee stock purchase plan .....................         21,811         108,100                                        108,100
                                                           ---------    ------------    ------------    ------------    ------------

Balance, September 30, 2009 .........................      4,535,274    $ 53,550,078    $  3,843,696    $ (1,830,257)   $ 55,563,517
                                                           =========    ============    ============    ============    ============

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      For the nine months ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                      2009                  2008
                                                                                                      ----                  ----
Operating activities
   Net income ............................................................................        $  1,029,130         $    625,474
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities
     Increase in deferred income taxes ...................................................          (1,556,428)          (1,426,766)
     Provision for loan losses ...........................................................           1,550,000            2,594,297
     Depreciation and amortization .......................................................             903,346              858,931
     Discount accretion and premium amortization .........................................              14,317              (50,921)
     Other than temporary impairment charge on GSE preferred stock .......................                   -            2,878,096
     Gain on sale of securities ..........................................................          (1,310,043)            (300,115)
     Gain on sale of premises and equipment ..............................................              (5,413)          (2,330,246)
     Loss on disposal of premises and equipment ..........................................                   -               14,955
     Deferred gain on disposal of premises and equipment .................................            (185,879)                   -
     Loss on sale of other real estate owned .............................................              33,845                1,739
     Impairment provision on other real estate owned .....................................             240,441                    -
     Originations of loans held for sale .................................................         (56,376,382)         (36,162,715)
     Proceeds from sales of loans held for sale ..........................................          55,732,086           36,396,715
     Increase in value of Company owned life insurance ...................................            (560,301)            (639,313)
     (Increase) decrease in other assets .................................................             292,704             (839,425)
     Increase (decrease) in other liabilities ............................................            (673,491)             578,612
                                                                                                  ------------         ------------
         Net cash provided by (used for) operating activities ............................            (872,068)           2,199,318
                                                                                                  ------------         ------------
Investing activities
   (Purchases) sales of Federal Home Loan Bank stock .....................................             243,300               (7,800)
   Purchases of investment securities available-for-sale .................................         (33,986,354)         (33,580,470)
   Sales, calls, and maturities of investment securities available-for-sale ..............          43,886,268           23,284,118
   Proceeds from sales of premises and equipment .........................................             665,377            5,795,459
   Purchases of premises and equipment ...................................................            (355,348)          (1,417,406)
   Proceeds from sales of other real estate owned ........................................           2,474,938                    -
   Capital expenditures for other real estate owned ......................................             (77,292)                   -
   Net (increase) decrease in loans ......................................................          13,285,768          (31,704,212)
                                                                                                  ------------         ------------
         Net cash provided by (used for) investing activities ............................          26,136,657          (37,630,311)
                                                                                                  ------------         ------------
Financing activities
   Increase in borrowings ................................................................             229,642            4,255,785
   Proceeds from issuances of stock ......................................................             108,100              110,741
   Funds used to repurchase stock ........................................................                   -           (6,730,886)
   Net increase (decrease) in deposits ...................................................         (24,282,512)          43,580,082
                                                                                                  ------------         ------------
         Net cash provided (used) by financing activities ................................         (23,944,770)          41,215,722
                                                                                                  ------------         ------------
         Increase in cash and cash equivalents ...........................................           1,319,819            5,784,729

Cash and cash equivalents, beginning of period ...........................................          22,561,570           10,807,156
                                                                                                  ------------         ------------
Cash and cash equivalents, end of period .................................................        $ 23,881,389         $ 16,591,885
                                                                                                  ============         ============
Cash paid during the year for:
   Income taxes ..........................................................................        $  1,001,779         $  1,219,345
   Interest ..............................................................................        $ 10,829,277         $ 11,778,576

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

Note 3 - Net Income Per Share

The Company calculates earnings per share in accordance with ASC 260-10-45, "Earnings per Share" ("ASC 260"). ASC 260 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities, or contingent stock agreements if those securities trade in a public market.

The standard specifies computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures. Basic earnings per share are computed by dividing net income or loss by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method.

Note 4 - Stock Repurchase

On January 18, 2008, the Company announced plans to repurchase up to 484,527 shares of its outstanding common stock. Repurchased shares are retired into authorized unissued shares. During the first nine months of 2009 and 2008, the Company repurchased 0 and 483,593 shares, respectively.

Note 5 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative generally accepted accounting principles ("GAAP") for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, "Topic 105 -Generally Accepted Accounting Principles" ("ASU 2009-1") which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards- (continued)

ending after September 15, 2009 and will not have an impact on the Company's financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position ("FSP") SFAS 132(R)-1 (FASB ASC 715-20-65), "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1"). This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets;
(c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard ("SFAS") 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plan.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," ("SFAS 166") in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor's continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company's financial statements.

SFAS 167 (not yet reflected in FASB ASC), "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167") was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity ("VIE") gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company's financial position.

The FASB issued ASU 2009-05,  "Fair Value  Measurements  and Disclosures  (Topic
820) - Measuring Liabilities at Fair Value" in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

ASU 2009-12, "Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)," issued in September, 2009, allows a company to measure the fair value of an investment that has no readily determinable fair market value on the basis of the investee's net asset value per share as provided by the investee. This allowance assumes that the investee has calculated net asset value in accordance with the GAAP measurement principles of Topic 946 as of the reporting

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Recently Issued Accounting Standards- (continued)

entity's measurement date. Examples of such investments include investments in hedge funds, private equity funds, real estate funds and venture capital funds. The update also provides guidance on how the investment should be classified within the fair value hierarchy based on the value for which the investment can be redeemed. The amendment is effective for interim and annual periods ending after December 15, 2009 with early adoption permitted. The Company does not have investments in such entities and, therefore, there will be no impact to our financial statements.

ASU 2009-13, "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" was issued in October, 2009 and provides guidance on accounting for products or services (deliverables) separately rather than as a combined unit utilizing a selling price hierarchy to determine the selling price of a deliverable. The selling price is based on vendor-specific evidence, third-party evidence or estimated selling price. The amendments in the update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. The Company does not expect the update to have an impact on its financial statements.

Issued October, 2009, ASU 2009-15, "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing" amends ASC Topic 470 and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company has no plans to issue convertible debt and, therefore, does not expect the update to have an impact on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

                                                                                     September 30, 2009
                                                                                      Gross Unrealized
                                                       Amortized                      ----------------                   Estimated
                                                           Cost                  Gains                Losses             Fair Value
                                                           ----                  -----                ------             ----------
Available for sale
   Mortgage backed .........................           $38,077,586           $   780,202           $   608,958           $38,248,830
   Municipal securities ....................             7,179,731               167,960                52,111             7,295,580
   GSE* preferred stock ....................                73,200               132,000                     -               205,200
   Other ...................................             4,648,734                     -             2,763,273             1,885,461
                                                       -----------           -----------           -----------           -----------
     Total .................................           $49,979,251           $ 1,080,162           $ 3,424,342           $47,635,071
                                                       ===========           ===========           ===========           ===========

                                                                                     December 31, 2008
                                                                                      Gross Unrealized
                                                        Amortized                     ----------------                   Estimated
                                                           Cost                 Gains                 Losses             Fair Value
                                                           ----                 -----                 ------             ----------
Available for sale
   Mortgage backed .........................           $36,954,498           $   916,961           $   177,493           $37,693,966
   Municipal securities ....................            16,904,796                95,748               356,173            16,644,371
   GSE* preferred stock ....................                73,200                     -                     -                73,200
   Other ...................................             4,650,946                     -             1,290,226             3,360,720
                                                       -----------           -----------           -----------           -----------
     Total .................................           $58,583,440           $ 1,012,709           $ 1,823,892           $57,772,257
                                                       ===========           ===========           ===========           ===========

* Government Sponsored Enterprises

The following table shows gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009.

Available for Sale

                                                  Less than                  Twelve months
                                                 twelve months                  or more                             Total
                                                 -------------                  -------                             -----
                                                          Unrealized                       Unrealized                     Unrealized
                                         Fair value         losses        Fair value         losses       Fair value        losses
                                         ----------         ------        ----------         ------       ----------        ------
Mortgage backed ....................      $        -      $        -      $2,899,872      $  608,958      $2,899,872      $  608,958
Municipal securities ...............         448,864          16,969       1,436,792          35,142       1,885,656          52,111
Other ..............................         440,420       1,344,515         485,040       1,418,758         925,460       2,763,273
                                          ----------      ----------      ----------      ----------      ----------      ----------


  Total ............................      $  889,284      $1,361,484      $4,821,704      $2,062,858      $5,710,988      $3,424,342
                                          ==========      ==========      ==========      ==========      ==========      ==========

Securities classified as available-for-sale are recorded at fair market value. Approximately 60% of the unrealized losses, or seven individual securities, consisted of securities in a continuous loss position for twelve months or more. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports and credit ratings that the deterioration in value is attributable to changes in market interest rates or lack of liquidity in these securities and not in the credit quality of the issuer and therefore, this loss is not considered other-than-temporary.

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Investment Securities- (continued)

The amortized costs and fair values of investment securities available for sale at September 30, 2009 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Amortized        Fair
                                                           Cost          Value
                                                           ----          -----
Due after one but within five years ...............    $         -   $         -
Due after five but within ten years ................       820,855       862,112
Due after ten years ................................    10,930,810     8,374,129
Mortgage backed ....................................    38,077,586    38,248,830
Equity securities with no maturity .................       150,000       150,000
                                                       -----------   -----------
  Total investment securities available-for-sale ...   $49,979,251   $47,635,071
                                                       ===========   ===========

Note 7 - Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                                                               September 30,                      December 31,
                                                                                   2009                              2008
                                                                                   ----                              ----
                                                                      Carrying            Fair             Carrying           Fair
                                                                       Amount             Value             Amount            Value
                                                                       ------             -----             ------            -----
Financial assets:
   Cash and due from banks .................................          $ 23,873          $ 23,873          $ 10,659          $ 10,659
   Federal funds sold ......................................                 8                 8            11,902            11,902
   Investment securities ...................................            51,901            51,901            62,282            62,282
   Loans held for sale .....................................             1,061             1,061               417               417
   Loans, gross ............................................           378,742           381,756           404,533           408,098

Financial liabilities:
   Deposits ................................................           342,528           344,643           366,811           369,807
   Short term borrowings ...................................            23,820            23,820            16,590            16,590
   Advances from Federal Home Loan Bank ....................            74,000            68,506            81,000            73,772
   Junior subordinated debentures ..........................            10,310            10,310            10,310            10,310

                                                                  Notional             Fair              Notional            Fair
                                                                   Amount              Value              Amount             Value
                                                                   ------              -----              ------             -----
Financial instruments with off-
Balance sheet risk:
   Commitments to extend credit ......................            $26,642            $     -             $29,759            $    -
   Standby letters of credit .........................                687                  -                 941                 -
   Derivative instruments ............................             10,000               (428)             10,000              (602)

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Generally Accepted Accounting Principles also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries, and money market funds.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2

                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Fair Value of Financial Instruments - (continued)

assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, mortgage backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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

Available for Sale Investment Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

Derivative Financial Instruments

Currently, the Company uses interest rate swaps and interest rate floors to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company has determined that these inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

Assets measured at fair value on a recurring basis are as follows as of September 30, 2009 (amounts in thousands):

                                              Quoted market price              Significant other          Significant unobservable
                                               in active markets               observable inputs                 inputs
                                                   (Level 1)                     (Level 2)                      (Level 3)
                                              -------------------              -----------------          ------------------------
Available-for-sale
 investment securities ...................         $        -                       $ 46,210                    $  1,425

Loans held for sale ......................         $        -                       $  1,061                    $      -

Interest rate swap
 derivative instrument ...................         $        -                       $   (428)                   $      -


                        SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

The following table reconciles the changes in recurring Level 3 financial instruments for the nine months ended September 30, 2009 and 2008(amounts in thousands):

                                                            September 30,
                                                            -------------
                                                        2009              2008
                                                        ----              ----
Beginning of Year Balance ..................          $ 2,901           $ 4,018
Discount Accretion .........................                4                 4
Principal paydowns .........................               (7)                -
Unrealized Loss ............................           (1,473)           (1,372)
Ending Balance .............................          $ 1,425           $ 2,650

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The Company is predominantly an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Company considers to be level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2009 was $23,623,544.

Other real estate owned (OREO) is adjusted to fair value less costs to sell upon transfer of a loan to OREO. Subsequently, OREO is carried at the lower of carrying value or fair value less costs to sell and is valued on a nonrecurring basis. Fair value is generally based upon current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs, which the Company considers to be level 2 inputs. The aggregate carrying amount of other real estate owned at September 30, 2009 was $9,457,993.

Note 8 - Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through November 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Results of operations for the period ending September 30, 2009 are not necessarily indicative of the results to be attained for any other period.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Results of Operations

The Company's net income for the nine months ended September 30, 2009 was $1,029,130, or $.23 per basic share, compared to $625,474, or $.13 per basic share, for the nine months ended September 30, 2008. The average number of basic shares outstanding for the nine months ending September 30, 2009 was 4,528,821 compared to 4,641,649 for the nine months ending September 30, 2008.

The Company's net income for the three months ended September 30, 2009 was $304,397 or $.07 per basic share, compared to net loss of $888,973, or $.20 per basic share, for the three months ended September 30, 2008. The average number of basic shares outstanding for the quarter ending September 30, 2009 was 4,535,274 compared to 4,542,304 for the quarter ending September 30, 2008.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company's earnings. Net interest income was $10,070,769 for the nine months ended September 30, 2009, compared to $11,298,437 for the nine months ended September 30, 2008.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average  earning assets for the nine months ending  September 30, 2009 decreased
3.7 percent to $446.4 million from the $463.8 million reported for the nine months ending September 30, 2008. The decrease was attributable to decreases of $16.0 million and $1.4 million, respectively, in average loans and average total investments and federal funds sold. The decrease in average loans was due to fewer loan originations resulting from a slower lending environment, coupled with increased foreclosures.

Average interest bearing liabilities for the nine months ended September 30, 2009 increased 0.2 percent to $430.0 million from the $429.3 million reported for the nine months ended September 30, 2008. The increase was attributable to an increase in average time deposits of $15.3 million, offset by decreases in savings and transaction accounts, and other borrowings of $11.9 million and $2.6 million, respectively. The increase in average time deposits was attributable to increases in average retail time deposits and average brokered and wholesale time deposits of $6.1 million and $9.2 million, respectively. These increases were fueled by retail rate specials and the Company's strategic wholesale funding decisions.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the nine months ended September 30, 2009 and 2008.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                 For the nine months ended                  For the nine months ended
                                                    September 30, 2009                         September 30, 2008
                                                    ------------------                         ------------------
                                        Average             Income/         Yield/       Average            Income/          Yield/
                                        Balance             Expense         Rate(1)      Balance            Expense          Rate(1)
                                        -------             -------         -------      -------            -------          -------
Assets
   Federal funds sold ............  $      1,171,421    $       1,859        0.21%   $      2,063,225    $      35,194         2.28%
   Investments - taxable .........        56,020,711        1,500,200        3.58          53,778,927        2,022,588         5.03
   Investments - nontaxable (2) ..        15,557,884          775,525        6.66          18,356,038          957,548         6.97
                                    ----------------    -------------                ----------------    -------------
     Total investments and
       federal funds sold ........        72,750,016        2,277,584        4.19          74,198,190        3,015,330         5.43
   Loans (3)(4) ..................       373,606,927       17,321,288        6.19         389,589,708       20,596,901         7.04
                                    ----------------    -------------                ----------------    -------------
     Total interest
       earning assets ............       446,356,943       19,598,872        5.87%        463,787,898       23,612,231         6.79%
                                                        -------------                                    -------------
     Other assets ................        72,769,845                                       62,611,288
                                    ----------------                                 ----------------
     Total assets ................  $    519,126,788                                 $    526,399,186
                                    ================                                 ================
Liabilities
   Savings and
     transaction accounts ........  $     64,258,684          646,727        1.35    $     76,173,656        1,094,124         1.92
   Time Deposits .................       263,896,916        5,728,807        2.90         248,604,398        7,778,254         4.18
   Other borrowings ..............        91,579,521        2,393,697        3.49          94,190,669        2,634,075         3.74
   Subordinated Debt .............        10,310,000          479,683        6.22          10,310,000          478,550         6.21
                                    ----------------    -------------                ----------------    -------------
     Total interest bearing
       liabilities ...............       430,045,121        9,248,914        2.88         429,278,723       11,985,003         3.73
                                                        -------------                                    -------------
   Non-interest bearing
     liabilities .................        33,683,357                                       37,747,366
                                    ----------------                                 ----------------
     Total liabilities ...........       463,728,478        9,248,914        2.67         467,026,089       11,985,003         3.43
                                                        -------------                                    -------------
   Equity ........................        55,398,310                                       59,373,097
                                    ----------------                                 ----------------
     Total liabilities
       and equity ................  $    519,126,788                                 $    526,399,186
                                    ================                                 ================
     Net interest
       income/margin (5) .........                      $  10,349,958        3.10                        $  11,627,228         3.33
                                                        =============                                    =============
     Net interest spread (6) .....                                           2.99%                                             3.06%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non- accruing loans.
(4)  Income includes loan fees of $500,686 in 2009 and $1,002,492 in 2008.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

As shown above, for the nine months ended September 30, 2009 the average yield on earning assets was 5.87 percent, while the average cost of interest bearing liabilities was 2.88 percent. For the nine months ended September 30, 2008 the average yield on earning assets was 6.79 percent and the average cost of interest-bearing liabilities was 3.73 percent. The decrease in the asset yields and average rates paid is due to market interest rate decreases over the last year. The net interest margin is computed by annualizing year to date interest income and interest expense, taking the difference, and dividing the resulting figure by average interest earning assets. The net interest margin for the nine months ended September 30, 2009 was 3.10 percent compared to 3.33 percent for the nine months ended September 30, 2008. The decrease in the net interest margin is attributable to an increase in average other assets of $10.2 million between the two periods. This increase in average other assets was caused by a combined increase of $13.4 million between the two periods in average nonaccrual loans and other real estate owned. The cost of average total liabilities was
2.67 percent and 3.43 percent for the nine months ending September 30, 2009 and 2008, respectively.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net  Interest  Income -  continued

Average earning assets for the three months ending  September 30, 2009 decreased
11.54 percent to $429.2 million from the $485.2 million reported for the three months ending September 30, 2008. The decrease was attributable to decreases of $15.9 million and $40.1 million, respectively, in average total investments and federal funds sold and average loans.

Average interest bearing liabilities for the three months ending September 30, 2009 decreased 7.30 percent to $417.3 million from the $450.2 million reported for the three months ending September 30, 2008. This decrease was primarily due to a decrease in average time deposits of $50.4 million, partially offset by increases of $10.9 million and $6.6 million, respectively, in average savings and transaction accounts and other borrowed funds.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended September 30, 2009 and 2008.

                                                For the three months ended                  For the three months ended
                                                    September 30, 2009                         September 30, 2008
                                                    ------------------                         ------------------
                                        Average             Income/         Yield/       Average          Income/          Yield/
                                        Balance             Expense         Rate(1)      Balance          Expense          Rate(1)
                                        -------             -------         -------      -------          -------          -------
Assets
   Federal funds sold ............  $      1,202,105    $         903       0.30%   $      3,217,589    $      16,390       2.04%
   Investments - taxable .........        52,368,157          431,191       3.27          59,735,874          728,649       4.89
   Investments - nontaxable (2) ..        12,017,236          200,853       6.63          18,481,856          290,675       6.31
                                    ----------------    -------------               ----------------    -------------
     Total investments and
       federal funds sold ........        65,587,498          632,947       3.83          81,435,319        1,035,714       5.10
   Loans (3)(4) ..................       363,638,083        5,525,107       6.03         403,761,400        6,794,215       6.64
                                    ----------------    -------------               ----------------    -------------
     Total earning assets ........       429,225,581        6,158,054       5.69         485,196,719        7,829,929       6.47
                                                        -------------                                   -------------
     Other assets ................        78,436,600                                      58,066,396
                                    ----------------                                ----------------
     Total assets ................  $    507,662,181                                $    543,263,115
                                    ================                                ================
Liabilities
   Savings and
     transaction accounts ........  $     73,486,586    $     285,756       1.54    $     62,541,534    $     247,658       1.59
   Time Deposits .................       240,451,010        1,405,020       2.32         290,880,654        2,749,767       3.79
   Other Borrowings ..............        93,071,569          792,600       3.38          86,422,469          813,210       3.77
   Subordinated Debt .............        10,310,000          161,509       6.22          10,310,000          161,518       6.28
                                    ----------------    -------------               ----------------    -------------
     Total interest bearing
       liabilities ...............       417,319,165        2,644,885       2.51         450,154,657        3,972,153       3.54
                                                        -------------                                   -------------
   Non-interest bearing
     liabilities .................        33,670,546                                      36,243,118
                                    ----------------                                ----------------
     Total liabilities ...........       450,989,711        2,644,885       2.33         486,397,775        3,972,153       3.28
                                                        -------------                                   -------------
   Equity ........................        56,672,470                                      56,865,340
                                    ----------------                                ----------------
     Total liabilities
       and equity ................  $    507,662,181                                $    543,263,115
                                    ================                                ================
     Net interest
       income/margin (5) .........                      $   3,513,169       3.25                        $   3,857,776       3.19
                                                        =============                                   =============
     Net interest spread (6) .....                                          3.18%                                           2.93%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non- accruing loans.
(4)  Income includes loan fees of $144,510 in 2009 and $330,370 in 2008.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest  Income - continued

As reflected above, for the three months ended September 30, 2009 the average yield on earning assets was 5.69 percent, while the average cost of interest bearing liabilities was 2.51 percent. For the three months ended September 30, 2008 the average yield on earning assets was 6.47 percent and the average cost of interest-bearing liabilities was 3.54 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to the market interest rate decreases over the last year. The net interest margin for the three months ended September 30, 2009 was 3.25 percent compared to 3.19 percent for the three months ended September 30, 2008. The increase in the net interest margin is primarily attributable to the drop in average rates paid on interest bearing liabilities, fueled primarily by maturities of higher yielding retail time deposits. The cost of total liabilities was 2.33 percent for the three months ended September 30, 2009, compared to 3.28 percent for the three months ended September 30, 2008.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                 Analysis of Changes in Net Interest Income
                                                                                For the nine months ended September 30, 2009
                                                                                versus nine months ended September 30, 2008 (1)
                                                                                -----------------------------------------------
                                                                               Volume                 Rate               Net Change
                                                                               ------                 ----               ----------
Interest income:
   Federal funds sold ............................................          $   (15,212)          $   (18,123)          $   (33,335)
   Investments - taxable .........................................               84,312              (606,700)             (522,388)
   Investments - non taxable (2) .................................             (145,967)              (36,056)             (182,023)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              (76,867)             (660,879)             (737,746)
     Net loans (3) ...............................................             (840,994)           (2,434,619)           (3,275,613)
                                                                            -----------           -----------           -----------
     Total interest income .......................................             (917,861)           (3,095,498)           (4,013,359)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................             (171,141)             (276,256)             (447,397)
   Time deposits .................................................              478,467            (2,527,914)           (2,049,447)
   Other borrowings ..............................................              (73,022)             (167,356)             (240,378)
   Subordinated debt .............................................                    -                 1,133                 1,133
                                                                            -----------           -----------           -----------
     Total interest expense ......................................              234,304            (2,970,393)           (2,736,089)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $(1,152,165)          $   125,105           $(1,277,270)
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $500,686 in 2009 and $1,002,492 in 2008.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                                                  Analysis of Changes in Net Interest Income
                                                                                 For the three months ended September 30, 2009
                                                                                Versus three months ended September 30, 2008 (1)
                                                                                ------------------------------------------------
                                                                               Volume                Rate                Net Change
                                                                               ------                ----                ----------
Interest income:
   Federal funds sold ............................................          $   (10,379)          $    (5,108)          $   (15,487)
   Investments - taxable .........................................              (90,858)             (206,600)             (297,458)
   Investments - non taxable (2) .................................             (102,790)               12,968               (89,822)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................             (204,027)             (198,740)             (402,767)
     Net loans (3) ...............................................             (671,716)             (597,392)           (1,269,108)
                                                                            -----------           -----------           -----------
     Total interest income .......................................             (875,743)             (796,132)           (1,671,875)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................               43,818                (5,720)               38,098
   Time deposits .................................................             (481,963)             (862,784)           (1,344,747)
   Other borrowings ..............................................               63,254               (83,864)              (20,610)
   Subordinated debt .............................................                    -                    (9)                   (9)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................             (374,891)             (952,377)           (1,327,268)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $  (500,852)          $   156,245           $  (344,607)
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $144,510 in 2009 and $330,370 in 2008.


Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2009 was $3,387,362, compared to $1,646,244 for the nine months ended September 30, 2008, an increase of $1,741,118. Gains on sales of available for sale securities totaled $1,310,043 for the nine months ended September 30, 2009, compared with $300,115 for the nine months ended September 30, 2008, an increase of $1,009,928. The Company had two large nonrecurring items which impacted the nine months ended September 30, 2008. One was an impairment charge of $2,878,096 taken on the Company's holdings of Fannie Mae and Freddie Mac Preferred Stock. The other was a gain on the sale of premises and equipment of $2,330,246 resulting from the sale of land adjacent to the Company's John's Island branch location. The collective effect of these items accounts for $547,850 of the increase in noninterest income between the two periods. Rental fee income increased by $269,743 between the two periods, with these earnings totaling $280,006 and $10,263 for the nine months ended September 30, 2009 and September 30, 2008, respectively. This increase was due primarily to rental income on leased properties acquired through foreclosures. These leased properties were commercial office properties with values totaling $4.8 million. Earnings from company owned life insurance decreased by $79,012 between the two periods, to $560,301 for the nine months ending September 30, 2009 from $639,313 for the nine months ending September 30, 2008, a result of declining market returns and the liquidation of policies with cash surrender values totaling $2.8 million during the fourth quarter of 2008.

Noninterest expenses for the nine months ended September 30, 2009 were $10,883,088, compared to $9,943,723 for the nine months ended September 30, 2008, an increase of $939,365. The majority of this increase was due to an increase in insurance expense of $653,893 between the two periods, primarily due to an increase in FDIC premium rates, as well as a special one time FDIC assessment of $230,000. Additionally, the Company recorded $240,441 in impairment charges on other real estate owned during the first nine months of 2009, compared to no such charges during the first nine months of 2008. Occupancy expenses increased by $156,543 between the two periods, largely as a result of the additional other real estate owned during the first nine months of 2009. Other real estate owned totaled $9,458,000 at September 30, 2009, compared to $487,000 at September 30, 2008. Other real estate owned at September 30, 2009, was comprised of $4.8 million in commercial office properties, $3.0 million in residential 1-4 family lots, and $1.7 million in 1-4 family homes. Other real estate owned at September 30, 2008, was comprised entirely of residential 1-4 family lots.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Noninterest Income and Expenses- (continued)

Noninterest income for the three months ended September 30, 2009 was $1,108,688, compared to $137,923 for the three months ended September 30, 2008, a difference of $970,765. The increase is primarily attributable to the combined effects of the $2,878,096 impairment charge on the Fannie Mae and Freddie Mac Preferred Stock and the gain on sale of land of $2,330,246, a combined negative effect of $547,850 on total noninterest income during the three months ended September 30, 2008. Additionally, gains on sales of available-for-sale securities increased by $348,742 between the two periods, to $424,439 for the three months ended September 30, 2009, compared to $75,697 for the three months ended September 30, 2008.

Noninterest expenses for the three months ended September 30, 2009 were $3,243,375, compared to $3,921,221 for the three months ended September 30, 2008, a decrease of $677,846 between the two periods. Of this decrease, $630,991 was due to a decrease in salaries and benefits. The decrease in salaries and benefits was primarily the result of an amendment to the Company's Salary Continuation Plan. The amendment deferred the retirement age for the Company's Chief Executive Officer from age 65 to age 70, thereby extending the accrual period for this deferred benefit and providing for a lower annual accrual expense. During the three months ended September 30, 2009 and 2008, the Company accrued $36,112 and $568,508, respectively, in relation to its Salary Continuation Plan, a decrease of $532,396 between the two periods.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 50.8% of total deposits as of September 30, 2009. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. The Company also has federal funds accommodations of $12.5 million with Nexity Bank, $10 million with First Tennessee Bank, $10 million with US Bank, $10 million with Fifth Third Bank, and $5 million with Zions Bank. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond discount window. The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line. Total available borrowings under this line totaled $40.5 million at September 30, 2009.

Loans

Nonfarm, nonresidential real estate loans comprised 26 percent of the total loan portfolio as of September 30, 2009, totaling $99.7 million. Loans secured by real estate for construction and land development totaled $78.4 million, or 21 percent of the portfolio while 1-4 family mortgage loans totaled $161.6 million or 42 percent of the total loan portfolio, as of September 30, 2009. All other real estate loans totaled $6.3 million or 2 percent of the total loan portfolio. Commercial and industrial loans comprised $29.3 million, or 8% of the total loan portfolio. Installment loans and other consumer loans to individuals comprised $3.5 million or 1 percent of the total loan portfolio. Total loans decreased by $25.8 million during the nine months ended September 30, 2009, due primarily to decreases of $9.0 million, $6.9 million, and $5.1 million in construction and land development loans, 1-4 family loans, and nonfarm nonresidential loans, respectively.

At September 30, 2009, the Company had $1.6 million in loans 90 days delinquent and still accruing interest and $20.8 million of nonaccrual loans. The Company had $9.5 million of other real estate owned at that date. The majority of nonaccrual loans are secured by real estate. The Company's total balance of problem loans consists primarily of construction and land development loans. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2008, the Company had $5.4 million of loans 90 days past due and still accruing interest, $2.1 million in other real estate owned, and $8.9 million of nonaccrual loans. At September 30, 2008, the Company had $1.5 million in loans 90 days past due and still accruing interest, $487,000 of other real estate owned, and $12.4 million of nonaccrual loans. The allowance for loan losses was 1.79 percent of loans as of September 30, 2009, compared to
1.83 percent as of December 31, 2008 and 1.43 percent as of September 30, 2008. For the nine months ended September 30, 2009 the Company recorded a loan loss provision of $1,550,000 compared to a loan loss provision of $2,594,000 during the first nine months of 2008. The current year's loan loss provision is the result of an increase of $11.9 million in nonaccrual loans during the first nine

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Loans - continued

months of the year, as well as an increase in total nonperforming loans and current year chargeoffs totaling $2.2 million. Due to the current depressed state of the economy and declining real estate values in the Company's market area, management expects nonperforming assets to remain at elevated levels for the foreseeable future.

In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company's loan portfolio. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of September 30, 2009.

The following tables provide a year to date analysis of activity within the allowance for loan losses and an allocation for the allowance for loan losses among the various loan categories (notwithstanding the allocation, the entire allowance is available to absorb losses regardless of category):

(Amounts in thousands)

Balance at December 31, 2008 ...................................          $7,410
Current Year Loan Loss Provision ...............................           1,550
Charge- offs:
     Domestic:
       Construction and land development .......................             446
       1-4 family residential ..................................             911
       Nonfarm, nonresidential .................................               -
       Commercial and industrial ...............................             774
       Installment loans to individuals ........................              78
     Foreign: ..................................................               -
Recoveries:
       1-4 family residential ..................................               7
       Commercial and industrial ...............................              38
                                                                          ------
Balance at September 30, 2009 ..................................          $6,796
                                                                          ======

                                                                                              Allowance For Loan Loss
                                                                                              Allocation as a Percentage
Balance at September 30, 2009 Applicable to:                             Amount               of the whole
                                                                         ------               ------------
       Domestic:
             Real estate- commercial and agricultural                $         806                   11.86%
             Real estate- construction and land development                  2,697                   39.69
             Real estate- 1-4 family residential and multifamily             1,801                   26.50
             Commercial and industrial                                       1,108                   16.30
             Installment loans to individuals and other                         60                    0.88
       Foreign                                                                   -                       -
       Unallocated                                                             324                    4.77
                                                                     -------------                    ----
       Total                                                         $       6,796                  100.00%
                                                                     =============                  ======

Management identifies and maintains a list of potential problem loans. These are loans that are still accruing interest and are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At September 30, 2009 potential problem loans totaled $11,802,394. Management closely tracks the current values of real estate collateral when assessing the collectibility of problem loans.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Deposits

Deposits decreased $24.3 million during the first nine months of 2009 to $342.5 million at September 30, 2009. The decrease was nearly fully attributable to interest bearing deposits, which decreased $23.7 million. Certificates of deposit from retail customers decreased approximately $59.3 million during the first nine months, largely as the result of the Company's decision to forego rate specials during the first nine months of the year. Savings and interest bearing transaction accounts increased approximately $18.7 million due to the Company's introduction of a high interest checking product, Rewards Checking, which had total balances of $29.4 million at September 30, 2009. Brokered and wholesale deposits increased $16.9 million during the nine month period. The Company uses brokered and wholesale deposits as a supplement to retail funding sources. During the first nine months of 2009 rates on brokered time deposits of all maturity terms were significantly lower than rates on retail time deposits with comparable terms. Consequently, the Company elected to replace some of its maturing retail time deposits with brokered time deposits.

Federal Home Loan Bank(FHLBA) Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA Advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances are summarized as follows:

           Maturity                    Rate                        Balance
           --------                    ----                        -------
           September 2010              5.55%                $     7,000,000
           November 2010               3.24%                      3,000,000
           February 2011               0.37%                      4,500,000
           March 2011                  2.96%                      7,500,000
           September 2013              4.75%                     10,000,000
           June 2014                   3.92%                      2,000,000
           October 2016                4.25%                      5,000,000
           November 2016               4.08%                      5,000,000
           January 2017                4.35%                      5,000,000
           January 2017                4.40%                      5,000,000
           January 2017                4.46%                      5,000,000
           January 2017                4.60%                      5,000,000
           March 2018                  2.33%                      5,000,000
           April 2018                  3.03%                      5,000,000
                                                            ---------------

           Balance                                          $    74,000,000
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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Capital Resources

The capital base for the Company increased by $330,413 for the first nine months of 2009, due to net income of $1,029,130 and proceeds from stock issuances of $108,100 through our Employee Stock Purchase Plan, partially offset by other comprehensive loss of $806,817. The Company's Tier 1 capital to average assets ratio was 13.33 percent as of September 30, 2009 compared to 12.54 percent as of December 31, 2008.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity minus certain intangible assets plus junior subordinated debt subject to certain limitations. The Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations and the Bank's junior subordinated debt in excess of 25% of the Bank's Tier 1 capital. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Southcoast and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of September 30, 2009, the Company and the Bank exceeded their capital requirements as shown in the following table.

                                                                                        Capital Ratios
                                                                                       Well Capitalized      Adequately Capitalized
(Dollars in thousands)                                              Actual               Requirement              Requirement
                                                                    ------               -----------              -----------
                                                              Amount     Ratio       Amount       Ratio         Amount     Ratio
                                                              ------     -----       ------       -----         ------     -----
The Bank
  Total capital (to risk-weighted assets) ................   $55,733     15.23%      36,604       10.00%        29,283     8.00%
  Tier 1 capital (to risk-weighted assets) ...............    51,117     13.96%      21,962        6.00%        14,641     4.00%
  Tier 1 capital (to average assets) .....................    51,117     10.42%      24,523        5.00%        19,619     4.00%

The Company
  Total capital (to risk-weighted assets) ................   $72,489     18.93%         N/A         N/A         30,640     8.00%
  Tier 1 capital (to risk-weighted assets) ...............    67,657     17.67%         N/A         N/A         15,320     4.00%
  Tier 1 capital (to average assets) .....................    67,657     13.33%         N/A         N/A         20,304     4.00%

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2009, the Company had issued commitments to extend credit of $26,642,158 and standby letters of credit of $686,934 through various types of commercial lending arrangements. Approximately $23,732,397 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2009.

                                                                 After One     After Three
                                                                  Through        Through                     Greater
                                                    Within One     Three         Twelve      Within One       Than
                                                      Month        Months        Months         Year        One Year        Total
                                                   -----------   -----------   -----------   ----------    -----------   -----------
Unused commitments to extend credit ............   $ 4,557,988   $ 3,867,358   $10,524,937   $18,950,283   $ 7,691,875   $26,642,158
Standby letters of credit ......................       311,939        76,240       285,743       673,922        13,012       686,934
                                                   -----------   -----------   -----------   -----------   -----------   -----------
    Totals .....................................   $ 4,869,927   $ 3,943,598   $10,810,680   $19,624,205   $ 7,704,887   $27,329,092
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

Item 4T. - Controls and Procedures.

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




                                                     s/L. Wayne Pearson
Date:    November 13, 2009                  By:      ---------------------------
                                                     L. Wayne Pearson
                                                     Chief Executive Officer


                                                     s/William C. Heslop
Date:    November 13, 2009                  By:      ---------------------------
                                                     William C. Heslop
                                                     Chief Financial Officer

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