Form 10-K
period 2009-12-31
SOUTHCOAST FINANCIAL CORP
filed 2010-03-16
CIK 1083689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009                  File Number 0-25933

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

          Yes [X] No [ ]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (Not yet applicable to registrant.)

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

        Large accelerated filer [ ]             Accelerated filer [ ]

        Non-accelerated filer [ ]               Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

         The aggregate market value of the Common Stock held by non-affiliates on June 30, 2009, the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $22,725,375. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As  of  February  28,  2010,   there  were  4,550,015   shares  of  the
Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2009 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2010 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................      2
Item 1A  Risk Factors ...................................................      9
Item 1B  Unresolved Staff Comments ......................................     12
Item 2   Properties .....................................................     12
Item 3   Legal Proceedings ..............................................     13
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities ............     13
Item 6   Selected Financial Data ........................................     14
Item 7   Management's Discussion and Analysis of Financial
           Condition and Results of Operation ...........................     14
Item 7A  Quantitative and Qualitative Disclosures
           About Market Risk ............................................     14
Item 8   Financial Statements and Supplementary Data ....................     14
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     14
Item 9AT Controls and Procedures ........................................     14
Item 9B  Other Information ..............................................     15
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........     15
Item 11  Executive Compensation .........................................     16
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     16
Item 13  Certain Relationships and Related Transactions,
            and Director Independence ...................................     16
                                     Part IV
Item 14  Principal Accountant Fees and Services..........................     16
Item 15  Exhibits and Financial Statement Schedules .....................     16

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

         Other services the Bank offers include residential mortgage loan origination services, safe deposit boxes, business courier service, night depository service, telephone banking, MasterCard brand credit cards, tax deposits, and 24-hour automated teller machines.

         At March 1, 2010, the Bank employed 99 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the Charleston - North Charleston MSA. As of June 30, 2009, 31 banks, savings and loans, and savings banks with 204 branch locations competed in the Charleston - North Charleston MSA. As of June 30, 2009, the Bank held 4.15% of total deposits in the MSA of $9.1 billion.

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

Available Information

         The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company does not have a website, but the Bank maintains a website at www.southcoastbank.com. As required by SEC rules, the Company's 2009 Annual Report to Shareholders and Proxy Statement for the 2010 Annual Meeting of Shareholders will be posted on this website upon mailing of such materials to shareholders. Reports of beneficial ownership of securities filed on behalf of the Company's directors and executive officers pursuant to
Section 16 of the Securities Exchange Act of 1934 are also available on the Bank's website. The Company does not post its other SEC filings on the Bank's website because the Bank has only a small staff available to update and monitor the website, and the Company's filings are readily available on the SEC website, www.sec.gov, without charge. Persons who are unable to obtain such filings from the SEC website may obtain free copies from the Company upon request.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2009.

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). As a result of recent bank failures, and in order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009, and collected a special assessment. The Bank's portion of the special assessment totaled $230,000, and was paid in September, 2009 based on deposits at June 30, 2009. The FDIC also required insured institutions to pay three years of deposit insurance premiums in advance. On December 30, 2009 the FDIC collected $2,101,398 from the Bank for deposit insurance premiums. Of that amount, $133,487 related to the regular quarterly assessment, and $1,967,911 related to the prepayment of premiums for the years 2010, 2011 and 2012. In 2010 and the following two years, on a quarterly basis, the FDIC will continue to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance. The Bank will expense the current portion as calculated by the FDIC.


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

         A bank that is "undercapitalized" becomes subject to "prompt corrective action" provisions of the FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is additionally subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The regulations govern the consumer's right to opt-out of further disclosure of nonpublic personal financial information and require the Bank to provide initial and annual privacy notices. The Bank is also required to develop a comprehensive plan for the safeguarding of customer information which encompasses all aspects of the Bank's technological environment, business practices, and Bank facilities.

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

Government Response to 2008 Financial Crisis

During the fourth quarter of 2008 and continuing into the first quarter of 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program ("TARP") administered by Treasury. In October, 2008, Treasury announced a Capital Purchase Program ("CPP") under TARP to increase the capital of healthy banks. Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller's risk-weighed assets as of September 30, 2008. Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators. The Company elected not to participate in the CPP because of
(i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock including having to agree to allow Treasury to unilaterally amend the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and (iv) management's belief that other sources of capital were, and would continue to be, available should additional capital be needed.

FDIC also implemented in October, 2008 a Temporary Liquidity Guarantee Program pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts and a debt guarantee component to fully guarantee senior, unsecured debt issued by banks or bank holding companies. Coverage of both components was automatic until December 5, 2008, at which time covered institutions could opt out of one or both of the components. Institutions not opting out would be charged fees for their participation in the components. The Company and Bank opted out of the debt guarantee component.

An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, FDIC has raised its assessments on banks for 2009 and also made a one-time special assessment of 5 cents per $100 of assessable deposits at June 30, 2009. Under the new methodology, assessments will range between 7 and 77.5 cents per $100 in assessable deposits. The FDIC has also made an additional "emergency assessment" of 5 cents per $100 of assessable assets held on June 30, 2009, not to exceed 10 cents per $100 of an institution's deposit insurance base for the second quarter of 2009, which was payable in September 2009. In November of 2009 the FDIC adopted a final rule amending the assessment regulation to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, along with each institution's risk-based assessment for the third quarter of 2009.

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

         Dramatic declines in the housing market during the prior two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

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

         We began operating in July 1998 and have grown from $92.1 million in total assets at December 31, 2000 (the end of our first year of profitable operations) to $521.4 million in total assets at December 31, 2009, an increase of 466%. Although we did not grow in 2009, and do not expect to continue to grow as fast in the future as we have in the past, it is our intention to continue to expand our asset base. Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

         Our future growth or regulatory requirements may require us to raise additional capital in the future, but that capital may not be available when it is needed or be available on favorable terms.

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

         Our assets include substantial amounts of real estate acquired through foreclosure or in settlement of loans, which we may not be able to sell without incurring additional losses.

         We have acquired, and expect to continue to acquire, substantial amounts of real estate through foreclosure or settlement of loans in default. When we acquire such real estate, it is written down to its estimated fair market value less the estimated costs of selling. If we cannot sell the property for that amount we will incur additional loss which, for one or more properties, could materially reduce our earnings.

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

         Our common stock is traded on the Nasdaq Capital Market under the symbol "SOCB." Since January 1, 2009, the average daily trading volume has been approximately 2,938 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

         The market price of our common stock may continue to decline.

         The market prices of financial institution equity securities, including ours, have declined significantly over the past 18 months in response to the financial crises affecting the banking system and financial markets. There can be no assurance that such declines will not continue.

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

         We have never paid cash dividends and do not plan to pay cash dividends in the foreseeable future. We plan to use the funds that might otherwise be available to pay dividends to increase our capital.

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

Item 1B.  Unresolved Staff Comments.

         The Company has not received written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 within the 180 days before the end of its 2009 fiscal year.

Item 2.  Properties.

         The Company owns the real property at 530-534 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina, where its main offices are located. The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 3305 South Morgan's Point Road, Mt. Pleasant; 802 Savannah Highway, Charleston; 337 East Main Street, Moncks Corner; 597 Old Mount Holly Road, Goose Creek; and 8420 Dorchester Road, North Charleston. The Company leases the property at 302 N. Main Street, Summerville; 1654 Sam Rittenberg Boulevard, Charleston; and 2753 Maybank Highway, Johns Island. All properties are believed to be well suited for the Company's needs.

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

         The Bank also holds 25 properties acquired through foreclosure or in settlement of loans. All of the properties are being marketed for sale.

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

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The information set forth under the caption "Corporate Data -- Common Stock and Dividends" in the Registrant's Annual Report to Shareholders for the year ended December 31, 2009 (the "2009 Annual Report"), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

         The Company did not sell any securities during the year ended December 31, 2009 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                  (c) Total Number               (d) Maximum
                                                                    of Shares (or                Number (or
                         (a) Total               (b)              Units) Purchased           Approximate Dollar
                         Number of             Average               as Part of             Value) of Shares (or
       Period            Shares (or          Price Paid               Publicly               Units) that May Yet
                           Units)             Per Share            Announced Plans           Be Purchased Under
                         Purchased            (or Unit)              or Programs                the Plans or
                                                                                                  Programs
--------------------- ----------------- ---------------------- ------------------------ ------------------------------
10/1-10/31/09                 -                     -                       -                   144,598

11/1-11/30/09                 -                     -                       -                   144,598

12/1-12/31/09                 -                     -                       -                   144,598

Total

         On July 24, 2007, the Board of Directors authorized the repurchase of 10% of its outstanding stock. The Company announced this repurchase plan on July 25, 2007. Stock dividends occurring subsequent to the authorization were included in the authorization. The authorization required that purchases be made in the open market and permited block trades, all in accordance with Rule 10b-18 under the Securities Exchange Act of 1934. The July 25, 2007 repurchase plan does not have an expiration date. At December 31, 2009, 144,598 shares remained authorized for purchase under the program.

Item 6. Selected Financial Data

         The information set forth under the caption "Selected Consolidated Financial Data" in the 2009 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information set forth under the caption "Management's Discussion and Analysis" in the 2009 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information set forth under the captions "Management's Discussion and Analysis -- Market Risk - Interest Rate Sensitivity" and "-- Off Balance Sheet Arrangements" in the 2009 Annual Report, which information is set forth in
Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

         The Consolidated Financial Statements, including Notes thereto, in the 2009 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference. Supplementary financial information is set forth in Note 28 to such financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not Applicable

Item 9AT.  Controls and Procedures.

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

         Management has assessed the effectiveness of Southcoast Financial Corporation's internal control over financial reporting as of December 31, 2009. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework." Based on our assessment, management has concluded that, as of December 31, 2009, the Company's internal control over financial reporting was effective.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.


Date:  December 31, 2009

/s/L.  Wayne Pearson                   /s/William  C. Heslop
------------------------------------   -----------------------------------------
L. Wayne  Pearson                      William C. Heslop
President and Chief Executive Officer  Senior Vice President and Chief Financial
                                       Officer

Changes in Internal Control over Financial Reporting

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2009 that was not so disclosed.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Election of Directors -- Directors and Nominees" and "-- Executive Officers," and "Committees of our Board of Directors -- Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2010 Annual Meeting of Shareholders (the "2010 Proxy Statement") is incorporated herein by reference.

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

Item 11. Executive Compensation.

         The information set forth under the caption "Management Compensation" in the 2010 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of our Management" in the 2010 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2009 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))(1)
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                             -                       $    -                          53,547

Equity compensation
plans not approved
by security holders                          -                            -                               -
                                        ------                       ------                          ------
Total                                        -                       $    -                          53,547
                                        ======                       ======                          ======

(1) Represents shares remaining available for issuance under the Company's 2005 Employee Stock Purchase Plan.


Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence.

         The information set forth under the captions "Governance Matters -- Director Independence" and "Certain Relationships and Related Transactions" in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

         The information set forth under the caption "Independent Registered Public Accounting Firm" in the 2010 Proxy Statement is incorporated herein by reference.

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

                              Southcoast Financial Corporation


March 15, 2010                By: s/L. Wayne Pearson
                                 -----------------------------------------------
                                   L. Wayne Pearson
                                   Chairman and Chief Executive Officer


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


         Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----


--------------------------               Director                                           March __, 2010
Tommy B. Baker

s/William A. Coates
--------------------------               Director                                           March 15, 2010
William A. Coates


s/Stephen F. Hutchinson
--------------------------               Director                                           March 15, 2010
Stephen F. Hutchinson

s/L. Wayne Pearson
--------------------------               Chairman, Chief Executive Officer, Director        March 15, 2010
L. Wayne Pearson

s/Robert M. Scott
--------------------------               Director                                           March 15, 2010
Robert M. Scott



--------------------------               Director                                           March __, 2010
James P. Smith

                                  EXHIBIT INDEX

Exhibit No.                Description
-----------                -----------

3.1            Articles of Incorporation of Registrant(1)
3.2            Bylaws of Registrant, as amended September 13, 2008(8)
4.1            Form of Common Stock Certificate(3)
10.1           1999 Stock Option Plan(2)
10.2           Form of Stock Option Agreement(3)
10.3           Amended and Restated  Declaration of Trust among the  Registrant,
               Wells Fargo Delaware Trust  Company,  Wells Fargo Bank,  National
               Association,  L. Wayne Pearson,  Robert A. Daniel, Jr. and Robert
               M. Scott, dated as of May 3, 2002 (4)
10.4           Amended and Restated Trust Agreement among  Southcoast  Financial
               Corporation,  The  Bank  of  New  York,  The  Bank  of  New  York
               (Delaware),  L. Wayne Pearson,  Paul D. Hollen, III and Robert M.
               Scott, dated as of December 16, 2002(5)
10.5           Form of Amended and Restated Employment  Agreements,  dated as of
               December  29,  2008,  between  the  Company  and  each of Paul D.
               Hollen,  III,  Robert A. Daniel,  Jr.,  William B. Seabrook,  and
               William C. Heslop (6)
10.6           Form of Endorsement Split Dollar Agreement,  dated as of December
               29, 2008, between  Southcoast  Community Bank and each of Paul D.
               Hollen,  III,  Robert A. Daniel,  Jr.,  William B. Seabrook,  and
               William C. Heslop (6)
10.7           Southcoast  Financial  Corporation  2005 Employee  Stock Purchase
               Plan (7)
10.8           Junior  Subordinated  Indenture between Registrant and Wilmington
               Trust Company dated as of August 5, 2005 (12)
10.9           Guarantee  Agreement  between  Registrant  and  Wilmington  Trust
               Company, dated as of August 5, 2005 (12)
10.10          Placement  Agreement among Registrant,  Southcoast  Capital Trust
               III and Credit Suisse First Boston LLC dated as of August 5, 2005
               (12)
10.11          Form of Endorsement  Split Dollar  Agreement  between the Company and  each of  Tommy B.  Baker,  William  A.  Coates,  Stephen  F.
               Hutchinson, Robert M. Scott, James H. Sexton, and James P. Smith,
               dated December 13, 2007(9)
10.12          Amended and Restated Employment Agreement, dated as of August 14,
               2008,  among   Southcoast   Financial   Corporation,   Southcoast
               Community Bank and L. Wayne Pearson (10)
10.13          Salary Continuation  Agreement between Southcoast  Community Bank and L. Wayne Pearson (13)
10.14          Endorsement Split Dollar Agreement,  dated as of August 14, 2008, between  Southcoast  Financial  Corporation  and L. Wayne Pearson
               (10)
13             Portions of the Annual Report to Shareholders for the Year  Ended
               December 31, 2009 incorporated by reference into this Form 10-K
21             Subsidiaries of Registrant (11)
23             Consent of Elliott Davis, LLC
31.1           13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2           13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32             Section 1350 Certifications
----------------------
(1)  Incorporated by reference to exhibits to Form 10-SB filed April 30, 1999.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(4) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2002.
(5) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2002.
(6)  Incorporated  by  reference  to exhibits to Form 8-K, filed January 5, 2009
(7) Incorporated by reference to exhibits to Form S-8, filed September 9, 2005 (File No. 333-128197).
(8)  Incorporated  by reference to exhibit to Form 8-K filed September 14, 2007.
(9)  Incorporated  by reference to exhibits to Form 8-K filed December 19, 2007.
(10) Incorporated by reference to exhibits to Form 8-K filed August 20, 2008.
(11) Incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2007.
(12) Incorporated by reference to exhibits to Form S-1 (Registration No. 333-128247), filed August 12, 2005.
(13) Incorporated by reference to exhibits to Form 8-K filed April 3, 2009.