Form 10-Q
period 2010-03-31
SOUTHCOAST FINANCIAL CORP
filed 2010-05-13
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2010

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934

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

      4,557,748 shares of common stock, no par value, as of April 30, 2010

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------                                                                                     --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2010 and December 31, 2009...................................2

         Condensed Consolidated Statements of Income - Three months ended March 31, 2010 and 2009.......................3

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) -
           Three months ended March 31, 2010 and 2009...................................................................4

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2010 and 2009...................5

               Notes to Condensed Consolidated Financial Statements..................................................6-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................13-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................21

Item 4T. Controls and Procedures.......................................................................................21

PART II - OTHER INFORMATION

Item 6.  Exhibits......................................................................................................22

Signatures ............................................................................................................22

Exhibit Index..........................................................................................................23

                        SOUTHCOAST FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                    March 31,          December 31,
                                                                                                      2010                2009
                                                                                                      ----                ----
                                                                                                  (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $  17,408,548        $  40,790,143
     Federal funds sold ..................................................................             452,288              108,587
                                                                                                 -------------        -------------
       Total cash and cash equivalents ...................................................          17,860,836           40,898,730
   Investment securities
     Available for sale ..................................................................          80,369,119           60,775,809
     Federal Home Loan Bank Stock, at cost ...............................................           4,266,200            4,266,200
                                                                                                 -------------        -------------
       Total investment securities .......................................................          84,635,319           65,042,009
   Loans held for sale ...................................................................             450,000              320,079
   Loans, net of allowance of $10,322,538 and $10,041,920 ................................         335,567,489          346,870,313
   Property and equipment, net ...........................................................          23,222,698           22,692,344
   Other real estate owned, net ..........................................................           9,468,909            9,789,410
   Company owned life insurance ..........................................................          11,211,099           19,234,080
   Net proceeds receivable from investment transactions ..................................           5,833,657                    -
   Other assets ..........................................................................          15,783,814           16,560,328
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 504,033,821        $ 521,407,293
                                                                                                 =============        =============

Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  24,767,295        $  25,921,641
     Interest bearing ....................................................................         333,385,910          342,615,299
                                                                                                 -------------        -------------
       Total deposits ....................................................................         358,153,205          368,536,940
   Securities sold under agreements to repurchase ........................................          11,842,448            9,404,218
   Borrowings on cash value of Company owned life insurance ..............................                   -            7,640,636
   Federal Home Loan Bank Borrowings .....................................................          74,000,000           74,000,000
   Junior subordinated debentures ........................................................          10,310,000           10,310,000
   Other liabilities .....................................................................           3,706,711            6,434,707
                                                                                                 -------------        -------------
       Total liabilities .................................................................         458,012,364          476,326,501
                                                                                                 -------------        -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  4,550,015 shares
     outstanding at March 31, 2010 and 4,542,023 at December 31, 2009) ...................          53,610,776           53,583,283
   Retained deficit ......................................................................          (5,745,936)          (6,108,846)
   Accumulated other comprehensive loss ..................................................          (1,843,383)          (2,393,645)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................          46,021,457           45,080,792
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 504,033,821        $ 521,407,293
                                                                                                 =============        =============

                        SOUTHCOAST FINANCIAL CORPORATION

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                 For the Three Months Ended
                                                                                                          March 31,
                                                                                                          ---------
                                                                                                  2010                    2009
                                                                                                  ----                    ----
Interest income
   Loans, including fees ......................................................             $   4,774,123             $   6,018,807
   Investment securities ......................................................                   687,512                   709,359
   Cash and federal funds sold ................................................                    13,719                     3,737
                                                                                            -------------             -------------
       Total interest income ..................................................                 5,475,354                 6,731,903
                                                                                            -------------             -------------
Interest expense
   Deposits and borrowings ....................................................                 2,593,452                 3,444,389
                                                                                            -------------             -------------
Net interest income ...........................................................                 2,881,902                 3,287,514
Provision for loan losses .....................................................                 1,000,000                   100,000
                                                                                            -------------             -------------
Net interest income after provision for loan losses ...........................                 1,881,902                 3,187,514
                                                                                            -------------             -------------
Noninterest income
    Service fees on deposit accounts ..........................................                   258,187                   310,447
    Fees on loans sold ........................................................                    18,471                   111,171
    Gain on sale of available for sale securities .............................                   835,412                         -
    Gain (loss) on sale of real estate owned ..................................                   562,300                   (11,936)
    Rental fee income .........................................................                    75,992                    34,307
    Company owned life insurance earnings .....................................                   106,986                   185,356
    Other .....................................................................                    73,844                    11,838
                                                                                            -------------             -------------
       Total noninterest income ...............................................                 1,931,192                   641,183
                                                                                            -------------             -------------
Noninterest expenses
   Salaries and employment benefits ...........................................                 1,663,654                 2,066,269
   Occupancy ..................................................................                   394,996                   337,863
   Furniture and equipment ....................................................                   372,227                   327,431
   Insurance ..................................................................                   196,584                   123,383
   Advertising and public relations  ..........................................                    28,133                    18,742
   Professional fees ..........................................................                   185,740                   188,821
   Travel and entertainment ...................................................                    39,360                    43,848
   Telephone, postage and supplies ............................................                    90,766                   102,479
   Other operating expenses ...................................................                   321,950                   361,092
                                                                                            -------------             -------------
       Total noninterest expenses .............................................                 3,293,410                 3,569,928
                                                                                            -------------             -------------
Income before income taxes ....................................................                   519,684                   258,769
Income tax benefit ............................................................                   156,774                   (44,365)
                                                                                            -------------             -------------
Net income ....................................................................             $     362,910             $     303,134
                                                                                            =============             =============
Basic net income per common share .............................................             $         .08             $         .07
Diluted net income per common share ...........................................             $         .08             $         .07
Weighted average shares outstanding
   Basic ......................................................................                 4,550,015                 4,521,890
   Diluted ....................................................................                 4,550,015                 4,521,890

                        SOUTHCOAST FINANCIAL CORPORATION

          Condensed Consolidated Statement of Changes in Shareholders'
                     Equity and Comprehensive Income (Loss)
               For the three months ended March 31, 2010 and 2009
                                   (Unaudited)

                                                                                                        Accumulated
                                                                                                           other
                                                                Common Stock             Retained      comprehensive
                                                              ------------               earnings         income
                                                        Shares           Amount         (deficit)          (loss)          Total
                                                        ------           ------         ---------          ------          -----
Balance, December 31, 2008 .....................       4,513,463     $ 53,441,978     $  2,814,566     $ (1,023,440)   $ 55,233,104

   Net income for the period ...................                                           303,134                          303,134

   Other comprehensive loss
     net of taxes of $ 520,215;
   Unrealized holding losses
     on securities available for sale ..........                                                          (924,826)        (924,826)
                                                                                                                       ------------
   Comprehensive loss ..........................                                                                           (621,692)

   Employee stock purchase plan ................           8,427           35,225                                            35,225
                                                       ---------     ------------     ------------     ------------    ------------

Balance, March 31, 2009 ........................       4,521,890     $ 53,477,203     $  3,117,700     $ (1,948,266)   $ 54,646,637
                                                       =========     ============     ============     ============    ============

Balance, December 31, 2009 .....................       4,542,023     $ 53,583,283     $ (6,108,846)    $ (2,393,645)   $ 45,080,792

   Net income for the period ...................                                           362,910                          362,910

   Other comprehensive income,
     net of taxes of $ 610,271;
   Unrealized holding gains
     on securities available for sale ..........                                                         1,084,926        1,084,926

   Less reclassification adjustment for
     gains included in net income, net of
     taxes of $ 300,748 ........................                                                          (534,664)        (534,664)
                                                                                                                       ------------
   Comprehensive income ........................                                                                            913,172

   Employee stock purchase plan ................           7,992           27,493                                            27,493
                                                       ---------     ------------     ------------     ------------    ------------
Balance, March 31, 2010 ........................       4,550,015     $ 53,610,776     $ (5,745,936)    $ (1,843,383)   $ 46,021,457
                                                       =========     ============     ============     ============    ============

                        SOUTHCOAST FINANCIAL CORPORATION

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                      For the three months ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                       2010                  2009
                                                                                                       ----                  ----
Operating activities
   Net income ............................................................................        $    362,910         $    303,134
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities
       Deferred income taxes .............................................................             418,933             (535,628)
       Provision for loan losses .........................................................           1,000,000              100,000
       Depreciation and amortization .....................................................             272,172              310,630
       Discount accretion and premium amortization .......................................             101,067              (22,628)
       Gain on sale of securities ........................................................            (835,412)                   -
       (Gains) losses on sale of Other Real Estate Owned .................................            (562,300)              11,936
       Originations of loans held for sale ...............................................          (4,328,878)         (23,738,334)
       Proceeds from sales of loans held for sale ........................................           4,198,957           23,171,021
       Increase in value of Company Owned Life Insurance .................................            (106,986)            (185,356)
       Increase in net proceeds receivable from investment transactions ..................          (5,833,657)                   -
       (Increase) decrease in other assets ...............................................             231,071             (116,590)
       Increase (decrease) in other liabilities ..........................................          (2,727,996)             748,993
                                                                                                  ------------         ------------

         Net cash provided (used) by operating activities ................................          (7,810,119)              47,178
                                                                                                  ------------         ------------
Investing activities
   Sales of Federal Home Loan Bank stock .................................................                   -              243,300
   Purchases of investment securities available-for-sale .................................         (55,725,990)          (5,027,989)
   Sales, calls, and maturities of investment securities available-for-sale ..............          37,543,797            1,413,841
   Proceeds from sales of Other Real Estate Owned ........................................           1,857,887              838,421
   Proceeds from liquidation of Company Owned Life Insurance .............................           8,129,967                    -
   Purchases of premises and equipment ...................................................            (802,526)             (97,503)
   Net decrease in loans .................................................................           9,327,738            6,251,288
                                                                                                  ------------         ------------
         Net cash provided by investing activities .......................................             330,873            3,621,358
                                                                                                  ------------         ------------
Financing activities
   Decrease in borrowings ................................................................          (5,202,406)         (12,505,979)
   Proceeds from issuance of stock .......................................................              27,493               35,225
   Net increase (decrease) in deposits ...................................................         (10,383,735)           6,508,134
                                                                                                  ------------         ------------
         Net cash used by financing activities ...........................................         (15,558,648)          (5,962,620)
                                                                                                  ------------         ------------
         Decrease in cash and cash equivalents ...........................................         (23,037,894)          (2,294,084)

Cash and cash equivalents, beginning of period ...........................................          40,898,730           22,561,570
                                                                                                  ------------         ------------
Cash and cash equivalents, end of period .................................................        $ 17,860,836         $ 20,267,486
                                                                                                  ============         ============
Cash paid during the period for:
    Income taxes .........................................................................        $     28,367         $    503,849
    Interest .............................................................................        $  2,218,333         $  3,006,323

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Note 3 - Net Income Per Share

The Company calculates earnings per share in accordance with generally accepted accounting principles, which specify the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities, or contingent stock agreements if those securities trade in a public market.

They also specify the computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures. Basic earnings per share are computed by dividing net income or loss by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method.

Note 4 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company's financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles. Disclosure requirements provided in the June 2009 guidance were not deferred. The amendments were effective January 1, 2010 and had no effect on the Company's financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

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

Note 5 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

                                                                                      March 31, 2010
                                                                                      --------------
                                                                                     Gross Unrealized
                                                        Amortized                    ----------------                    Estimated
                                                           Cost                 Gains                 Losses             Fair Value
                                                           ----                 -----                 ------             ----------
Available for sale
   Mortgage backed .........................           $70,818,608           $   401,832           $   427,488           $70,792,952
   Municipal securities ....................             7,531,330               118,717                95,234             7,554,813
   Other ...................................             4,652,853                     -             2,631,499             2,021,354
                                                       -----------           -----------           -----------           -----------
     Total .................................           $83,002,791           $   520,549           $ 3,154,221           $80,369,119
                                                       ===========           ===========           ===========           ===========
                                                                                      March 31, 2009
                                                                                      --------------
                                                                                     Gross Unrealized
                                                        Amortized                    ----------------                    Estimated
                                                           Cost                 Gains                 Losses             Fair Value
                                                           ----                 -----                 ------             ----------
Available for sale
   Mortgage backed .........................           $52,239,896           $   415,749           $   801,319           $51,854,326
   Municipal securities ....................             7,195,637               101,185                81,095             7,215,727
   Other ...................................             4,650,721                     -             2,944,965             1,705,756
                                                       -----------           -----------           -----------           -----------
     Total .................................           $64,086,254           $   516,934           $ 3,827,379           $60,775,809
                                                       ===========           ===========           ===========           ===========

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

Available for Sale

                                                                          March 31, 2010
                                                                          --------------
                                           Less than                      Twelve months
                                         twelve months                        or more                             Total
                                         -------------                        -------                             -----
                                                     Unrealized                         Unrealized                        Unrealized
                                    Fair value         losses         Fair value           losses        Fair value          losses
                                    ----------         ------         ----------           ------        ----------          ------
Mortgage backed ..............      $22,433,450      $   145,515      $ 3,092,271      $   281,973      $25,525,721      $   427,488
Municipal securities .........        2,014,699           46,926        1,423,146           48,308        3,437,845           95,234
Other ........................                -                -        1,060,705        2,631,499        1,060,705        2,631,499
                                    -----------      -----------      -----------      -----------      -----------      -----------
  Total ......................      $24,448,149      $   192,441      $ 5,576,122      $ 2,961,780      $30,024,271      $ 3,154,221
                                    ===========      ===========      ===========      ===========      ===========      ===========
                                                                          March 31, 2009
                                                                          --------------
                                           Less than                      Twelve months
                                         twelve months                        or more                             Total
                                         -------------                        -------                             -----
                                                     Unrealized                         Unrealized                        Unrealized
                                    Fair value         losses         Fair value           losses        Fair value          losses
                                    ----------         ------         ----------           ------        ----------          ------
Mortgage backed ..............      $15,072,875      $   454,116      $ 3,090,849      $   347,203      $18,163,724      $   801,319
Municipal securities .........        2,025,865           25,516        1,416,119           55,579        3,441,984           81,095
Other ........................                -                -          745,756        2,944,965          745,756        2,944,965
                                    -----------      -----------      -----------      -----------      -----------      -----------
  Total ......................      $17,098,740      $   479,632      $ 5,252,724      $ 3,347,747      $22,351,464      $ 3,827,379
                                    ===========      ===========      ===========      ===========      ===========      ===========

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Investment Securities - (continued)

Securities classified as available-for-sale are recorded at fair market value. Securities in a continuous loss position for twelve months or more totaled $2,961,780, or eight securities comprising 94% of total unrealized losses, and
$3,347,747, or eight securities comprising 87% of total unrealized losses, at March 31, 2010 and December 31, 2009, respectively. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports, credit ratings, and its own other-than-temporary loss impairment evaluations, that the deterioration in value is attributable to a combination of changes in market interest rates and, in some cases, the lack of liquidity in these securities and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The unrealized loss attributable to other securities relates to market valuations on two individual pooled trust preferred securities. These securities are considered Level 3 securities in the fair value hierarchy, as they both trade in less than liquid markets. The valuations of these securities reflect the lack of liquidity in these securities. One of the securities is receiving contractual interest payments, while the other is receiving payment-in-kind interest, which consists of capitalization of interest amounts due on the security. The Company evaluates these securities each quarter for other-than-temporary loss impairment based on projected cash flows. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. The Company performed a discounted cash flow analysis on the security receiving payment-in-kind interest in order to arrive at its conclusion of no other-than-temporary impairment. The credit quality of these securities is directly related to the financial strength and ability to make contractual interest payments of the underlying issuers in these securities, most of which are banks. As such, these securities may show other-than-temporary impairment in future periods if the financial condition of these underlying issuers deteriorates.

The amortized costs and fair values of investment securities available for sale at March 31, 2010 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Amortized      Fair
                                                            Cost        Value
                                                            ----        -----
Due after one but within five years ................   $         -   $         -
Due after five but within ten years ................     1,828,285     1,883,468
Due after ten years ................................    10,205,898     7,542,699
Mortgage backed ....................................    70,818,608    70,792,952
Equity securities with no maturity .................       150,000       150,000
                                                       -----------   -----------
  Total investment securities available-for-sale ...   $83,002,791   $80,369,119
                                                       ===========   ===========

Note 6 - Fair Value of Financial Instruments

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

Note 6 - Fair Value of Financial  Instruments - (continued)

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

Assets measured at fair value on a recurring basis are as follows as of March 31, 2010 and December 31, 2009 (amounts in thousands):

                                                                                           March 31, 2010
                                                                                           --------------
                                                               Quoted market price      Significant other   Significant unobservable
                                                                in active markets       observable inputs          inputs
                                                                     (Level 1)             (Level 2)              (Level 3)
                                                                     ---------             ---------              ---------

Mortgage backed securities ..................................         $     -               $ 70,793              $        -

Municipal securities ........................................               -                  7,555

Other securities ............................................                                    460                   1,561

Loans held for sale .........................................               -                    450                       -

Interest rate swap derivative instrument ....................               -                   (227)                      -

                                                                      -------               --------                --------
Total assets at fair value ..................................         $     -               $ 79,031                $  1,561
                                                                      =======               ========                ========

                                                                                           March 31, 2009
                                                                                           --------------
                                                               Quoted market price      Significant other   Significant unobservable
                                                                in active markets       observable inputs          inputs
                                                                     (Level 1)             (Level 2)              (Level 3)
                                                                     ---------             ---------              ---------

Mortgage backed securities ..................................         $     -               $ 51,855                $      -

Municipal securities ........................................               -                  7,216

Other securities ............................................                                    460                   1,245

Loans held for sale .........................................               -                    320                       -

Interest rate swap derivative instrument ....................               -                   (329)                      -

                                                                      -------               --------                --------
Total assets at fair value ..................................         $     -               $ 59,522                $  1,245
                                                                      =======               ========                ========


The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Fair Value of Financial Instruments - (continued)

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2010 and December 31, 2009 (amounts in thousands):

                                                                                           March 31, 2010
                                                                                           --------------
                                                               Quoted market price      Significant other   Significant unobservable
                                                                in active markets       observable inputs          inputs
                                                                     (Level 1)             (Level 2)              (Level 3)
                                                                     ---------             ---------              ---------
Impaired Loans ..............................................        $        -              $25,839              $       -

Other Real
Estate Owned ................................................                 -                9,469                      -
                                                                     ----------              -------              ---------

Total assets at fair value ..................................        $        -              $35,308              $       -
                                                                     ==========              =======              =========
                                                                                          December 31, 2009
                                                                                          -----------------
                                                               Quoted market price      Significant other   Significant unobservable
                                                                in active markets       observable inputs          inputs
                                                                     (Level 1)             (Level 2)              (Level 3)
                                                                     ---------             ---------              ---------
Impaired Loans ..............................................        $        -              $23,478              $       -

Other Real
Estate Owned ................................................                 -                9,789                      -
                                                                     ----------              -------              ---------

Total assets at fair value ..................................        $        -              $33,267              $       -
                                                                     ==========              =======              =========

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table reconciles the changes in recurring Level 3 financial instruments for the three months ended March 31, 2010 and 2009(amounts in thousands):

                                                                March 31,
                                                                ---------
                                                        2010              2009
                                                        ----              ----
Beginning of Year Balance ...................          $ 1,245          $ 2,901
Discount Accretion ..........................                3                2
Principal Paydowns ..........................                -               (7)
Unrealized Gain (Loss) ......................              313           (1,864)
                                                       -------          -------
Ending Balance ..............................          $ 1,561          $ 1,032
                                                       =======          =======

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

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

Note 6 - Fair Value of Financial Instruments - (continued)

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

The following is a description of the valuation methodologies used for assets and liabilities that are not recorded at fair value, but whose fair value must be estimated and disclosed:

Loans

For certain categories of loans, such as variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers individual problem loans with principal balances of $250,000 or greater for impairment. The fair value of impaired loans is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. At March 31, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral. Those impaired loans not requiring an allowance for loan losses allocation represent loans with fair values exceeding their recorded investments. Impaired loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.
When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

Other Real Estate Owned

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

 Deposits

 The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

                        SOUTHCOAST FINANCIAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Fair Value of Financial Instruments - (continued)

The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                                                             March 31,                            December 31,
                                                                               2010                                  2009
                                                                               ----                                  ----
                                                                   Carrying             Fair              Carrying            Fair
                                                                    Amount              Value              Amount             Value
                                                                    ------              -----              ------             -----
Financial assets:
   Cash and due from banks .............................           $ 17,409           $ 17,409           $ 40,790           $ 40,790
   Federal funds sold ..................................                452                452                109                109
   Investment securities ...............................             84,635             84,635             65,042             65,042
   Loans held for sale .................................                450                450                320                320
   Loans, gross ........................................            345,890            340,904            356,912            358,618
   Other Real Estate Owned, net ........................              9,469              9,469              9,789              9,789
Financial liabilities:
   Deposits ............................................            358,153            350,742            368,537            360,805
   Short term borrowings ...............................             11,842             11,842             17,045             17,045
   Advances from Federal Home Loan Bank ................             74,000             69,280             74,000             69,363
   Junior subordinated debentures ......................             10,310             10,310             10,310             10,310

                                                                     Notional            Fair             Notional            Fair
                                                                      Amount             Value             Amount             Value
                                                                      ------             -----             ------             -----
Financial instruments with off-
Balance sheet risk:
   Commitments to extend credit ..........................           $22,195             $   -            $21,996             $   -
   Standby letters of credit .............................               569                 -                767                 -
   Derivative instruments ................................            10,000              (227)            10,000              (329)

Note 7 - Subsequent Events

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for the period ending March 31, 2010 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o lack of sustained growth and disruptions in the economy of the Greater Charleston area;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    perceptions by depositors about the safety of their deposits;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes  in the  requirements  of  regulatory  agencies;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
     o    ability to weather the current economic downturn;
     o    loss of consumer or investor confidence; and
     o other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Results of Operations

The Company's net income for the three months ended March 31, 2010 was $362,910, or $.08 per basic share, compared to $303,134, or $.07 per basic share, for the three months ended March 31, 2009. The average number of basic shares outstanding for the three months ending March 31, 2010 was 4,550,015 compared to 4,521,890 for the three months ending March 31, 2009.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company's earnings. Net interest income was $2,881,902 for the three months ended March 31, 2010, compared to $3,287,514 for the three months ended March 31, 2009.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ending March 31, 2010 decreased 8.1 percent to $427.0 million from the $464.6 million reported for the three months ending March 31, 2009. The decrease was attributable to a decrease of $59.5 million in average loans, partially offset by an increase of $21.9 million in average total investments and federal funds sold. The decrease in average loans between the two periods was due to a slower lending environment brought on by the economic downturn and increased nonaccrual loans and other real estate owned. Average nonaccrual loans totaled $22.6 million and $10.1 million for the three months ending March 31, 2010 and 2009, respectively. Average other real estate owned totaled $9.5 million and $2.6 million for the three months ending March 31, 2010 and 2009, respectively. Additionally, the Company had net loan chargeoffs of $11.9 million during 2009, further reducing outstanding loan balances.

Average interest bearing liabilities for the three months ended March 31, 2010 decreased 2.2 percent to $431.5 million from the $441.3 million reported for the three months ended March 31, 2009. The decrease was attributable to decreases of $22.6 million and $7.6 million in average time deposits and average other borrowings, respectively. These decreases were partially offset by an increase of $20.4 million in average savings and transaction accounts. The decrease in average time deposits was primarily attributable to a $17.3 million decrease in average brokered and wholesale time deposits. The decrease in other borrowings was primarily attributable to a $7.0 million decrease in average Federal Home Loan Bank borrowings.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended March 31, 2010 and 2009.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - (continued)

                                                     For the three months ended              For the three months ended
                                                            March 31, 2010                          March 31, 2009
                                                            --------------                          --------------
                                                      Average           Income/     Yield/      Average          Income/     Yield/
                                                      Balance           Expense     Rate(1)     Balance          Expense     Rate(1)
                                                      -------           -------     -------     -------          -------     -------
Assets
   Cash and Federal funds sold ................    $ 15,824,444     $     13,719     0.35%   $ 10,645,757     $    3,737       0.14%
   Investments - taxable ......................      74,601,709          608,225     3.31      48,043,217        525,698       4.44
   Investments - nontaxable (2) ...............       7,402,557          123,886     6.79      17,273,983        286,970       6.74
                                                   ------------     ------------             ------------     ----------
     Total investments and
       federal funds sold .....................      97,828,710          745,830     3.09      75,962,957        816,405       4.36
   Loans (3) (4) ..............................     329,117,297        4,774,123     5.86     388,625,286      6,018,807       6.25
                                                   ------------     ------------             ------------     ----------

     Total interest earning assets ............     426,946,007        5,519,953     5.22%    464,588,243      6,835,212       5.94%
                                                                    ------------                              ----------
     Other assets .............................      83,180,296                                65,467,030
                                                   ------------                              ------------
     Total assets .............................    $510,126,303                              $530,055,273
                                                   ============                              ============
Liabilities
   Savings and
     transaction accounts .....................    $ 76,533,228          309,019     1.64%   $ 56,122,785        146,944       1.06%
   Time Deposits ..............................     260,396,950        1,337,654     2.08     282,966,196      2,326,878       3.33
   Other borrowings ...........................      84,252,222          788,270     3.79      91,883,529        812,417       3.59
   Subordinated Debt ..........................      10,310,000          158,509     6.24      10,310,000        158,150       6.22
                                                   ------------     ------------             ------------     ----------
     Total interest bearing
       liabilities ............................     431,492,400        2,593,452     2.44     441,282,510      3,444,389       3.17
                                                                    ------------                              ----------
   Non-interest bearing
     liabilities ..............................      33,082,779                                33,832,893
                                                   ------------                              ------------
     Total liabilities ........................     464,575,179        2,593,452     2.26     475,115,403      3,444,389       2.94
                                                                    ------------                              ----------
   Equity .....................................      45,551,124                                54,939,870
                                                   ------------                              ------------
     Total liabilities
       and equity .............................    $510,126,303                              $530,055,273
                                                   ============                              ============
      Net interest
       income/margin (5) ......................                     $  2,926,501     2.72%                    $3,390,823       2.84%
                                                                    ============                              ==========
     Net interest spread (6) ..................                                      2.78%                                     2.77%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include non- accruing loans.
(4)  Income includes loan fees of $128,291 in 2010 and $176,576 in 2009.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

As shown above, for the three months ended March 31, 2010 the average yield on earning assets was 5.22 percent, while the average cost of interest bearing liabilities was 2.44 percent. For the three months ended March 31, 2009 the average yield on earning assets was 5.94 percent and the average cost of interest-bearing liabilities was 3.17 percent. The decrease in the asset yields and average rates paid is due to market interest rate decreases over the last year. The net interest margin is computed by annualizing year to date interest income and interest expense, taking the difference, and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended March 31, 2010 was 2.72 percent compared to 2.84 percent for the three months ended March 31, 2009. The decrease in the net interest margin is attributable to an increase in average other assets of $17.7 million between the two periods. This increase in average other assets was caused by a combined increase of $19.4 million between the two periods in average nonaccrual loans and other real estate owned. The cost of average total liabilities was 2.26 percent and 2.94 percent for the three months ending March 31, 2010 and 2009, respectively.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net  Interest  Income -  (continued)

The following table presents  changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                Analysis of Changes in Net Interest Income
                                                                                   For the three months ended March 31, 2010
                                                                               versus the three months ended March 31, 2009 (1)
                                                                               ------------------------------------------------
                                                                               Volume               Rate               Net Change
                                                                               ------               ----               ----------
Interest income:

   Federal funds sold ............................................          $     1,818           $     8,164           $     9,982
   Investments - taxable .........................................              290,608              (208,081)               82,527
   Investments - non taxable (2) .................................             (163,993)                  909              (163,084)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              128,433              (199,008)              (70,575)
     Loans, net (3) ..............................................             (917,075)             (327,609)           (1,244,684)
                                                                            -----------           -----------           -----------
     Total interest income .......................................             (788,642)             (526,617)           (1,315,259)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................               53,440               108,635               162,075
   Time deposits .................................................             (185,591)             (803,633)             (989,224)
   Other borrowings ..............................................              (67,475)               43,328               (24,147)
   Subordinated debt .............................................                    -                   359                   359
                                                                            -----------           -----------           -----------
     Total interest expense ......................................             (199,626)             (651,311)             (850,937)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $  (589,016)          $   124,696           $  (464,322)
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $128,291 in 2010 and $176,576 in 2009.

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2010 was $1,931,192, compared to $641,183 for the three months ended March 31, 2009, an increase of $1,290,009. Gains on sales of available for sale securities totaled $835,412 for the three months ended March 31, 2010, compared with $0 for the three months ended March 31, 2009. The Company had gains on sales of other real estate owned of $562,300 for the three months ended March 31, 2010, compared to net losses of $11,936 for the three months ending March 31, 2009, a difference of $574,236. Rental income increased by $41,685 between the two periods, with these earnings totaling $75,992 and $34,307 for the three months ended March 31, 2010 and March 31, 2009, respectively. This increase was due primarily to rental income on leased properties acquired through foreclosure. Earnings from company owned life insurance decreased by $78,370 between the two periods, to $106,986 for the three months ending March 31, 2010 from $185,356 for the three months ending March 31, 2009, a result of declining market returns and the liquidation of policies with cash surrender values totaling $8.1 million during the three months ending March 31, 2010.

Noninterest expenses for the three months ended March 31, 2010 were $3,293,410, compared to $3,569,928 for the three months ended March 31, 2009, a decrease of $276,518. The majority of this decrease was due to a decrease in salaries and employment benefits of $402,615 between the two periods, primarily due to the Company's not hiring replacements for a number of departed employees during the last twelve months. The decrease in salaries and benefits between the two periods was partially offset by a $73,201 increase in insurance expense. Insurance expense totaled $196,584 and $123,383 for the three months ended March 31, 2010 and 2009, respectively. The increase in insurance expense was primarily the result of higher FDIC insurance premiums. Occupancy expenses totaled $394,996 and $337,863 for the three months ended March 31, 2010 and 2009, respectively, an increase of $57,133 between the two periods. This increase was due primarily to an increase of $80,355 in real estate taxes between the two periods.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 56.8% of total deposits as of March 31, 2010. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. The Company also has federal funds accommodations of $5 million with Nexity Bank and $10 million with Fifth Third Bank. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond discount window. The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $40.0 million at March 31, 2010.

Loans

Nonfarm, nonresidential real estate loans comprised 27 percent of the total loan portfolio as of March 31, 2010, totaling $95.2 million. Loans secured by real estate for construction and land development totaled $60.2 million, or 17 percent of the portfolio while 1-4 family mortgage loans totaled $154.2 million, or 45 percent of the total loan portfolio, as of March 31, 2010. All other real estate loans totaled $6.2 million, or 2 percent of the total loan portfolio. Commercial and industrial loans comprised $26.9 million, or 8% of the total loan portfolio. Installment loans and other consumer loans to individuals comprised $3.2 million, or 1 percent of the total loan portfolio. Total loans decreased by $11.0 million during the three months ended March 31, 2010, due primarily to decreases of $3.4 million, $3.1 million, $2.3 million, and $2.0 million in nonfarm nonresidential loans, 1-4 family loans, commercial and industrial loans, and land development loans, respectively.

At March 31, 2010, the Company had no loans 90 days delinquent and still accruing interest and $25.9 million of nonaccrual loans. The Company had $9.5 million of other real estate owned at that date. The majority of nonaccrual loans are secured by real estate. The Company's total balance of problem loans consists primarily of construction and land development loans. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2009, the Company had no loans 90 days past due and

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued Loans - (continued)

still accruing interest, $9.8 million in other real estate owned, and $19.3 million of nonaccrual loans. At March 31, 2009, the Company had $1.5 million in loans 90 days past due and still accruing interest, $2.9 million in other real estate owned, and $11.4 million of nonaccrual loans. The allowance for loan losses was 2.98 percent of loans as of March 31, 2010, compared to 2.81 percent as of December 31, 2009 and 1.71 percent as of March 31, 2009. For the three months ended March 31, 2010 the Company recorded a loan loss provision of $1,000,000 compared to a loan loss provision of $100,000 during the first three months of 2009. The current year's loan loss provision is the result of an increase of $6.6 million in nonaccrual loans during the first three months of the year, as well as current year net chargeoffs of $719,000. Due to the current depressed state of the economy and declining real estate values in the Company's market area, management expects nonperforming assets to remain at elevated levels for the foreseeable future.

In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company's loan portfolio. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of March 31, 2010.

The following tables provide a year to date analysis of activity within the allowance for loan losses and an allocation for the allowance for loan losses among the various loan categories (notwithstanding the allocation, the entire allowance is available to absorb losses regardless of category):

(Amounts in thousands)

Balance at December 31, 2009 ................................      $      10,042
Current Year Loan Loss Provision ............................              1,000
Charge- offs:
     Domestic:
       Construction and land development ....................                511
       1-4 family residential ...............................                154
       Nonfarm, nonresidential ..............................                  -
       Commercial and industrial ............................                  5
       Installment loans to individuals .....................                 78
Recoveries:
       1-4 family residential ...............................                 15
       Commercial and industrial ............................                 14
                                                                   -------------
Balance at March 31, 2010 ...................................      $      10,323
                                                                   =============

For the three months ended March 31, 2010, net chargeoffs to average loans outstanding totaled 0.88% on an annualized basis.

Detail of Allowance for Loan Losses Allocation

                                                                                              Period Ended March 31, 2010
                                                                                              ---------------------------
                                                                              General Reserve      Specific Reserve           Total
                                                                              ---------------      ----------------           -----
 (Dollars in thousands)
Construction and Land Development ................................               $ 2,167               $ 1,229               $ 3,396
Farmland .........................................................                     2                     -                     2
1-4 Family Residential ...........................................                 1,775                     -                 1,775
Multi-Family Residential .........................................                    97                     -                    97
Commercial Real Estate ...........................................                   821                   945                 1,766
Commercial and Industrial ........................................                   670                     -                   670
Consumer and Other ...............................................                   202                     -                   202
Other General Reserves ...........................................                 1,390                     -                 1,390
     Unallocated .................................................                 1,025                     -                 1,025
                                                                                 -------               -------               -------
Total Allowance ..................................................               $ 8,149               $ 2,174               $10,323
                                                                                 =======               =======               =======

Allocations to the allowance for loan losses for construction and land development, 1-4 family residential, and commercial real estate loans as a percentage of the total allowance totaled 32.90%, 17.20%, and 17.10%, respectively. Allocations for all other loan types totaled 9.40%. Other general

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - continued Loans - (continued)

reserves related to risk factors not segregated by loan type totaled 13.47%. Unallocated general reserves totaled 9.93%. One of the components of general reserves is a historical loss factor which takes into account losses by loan type for our Company and other banks for a three year period. The data used for the most recent period's calculation lag by a quarter, as peer loss data is not published by the FDIC until the quarter following call report filings. In order to maintain comparability between our data and our peers' data, we use prior quarter data in computing both our Company's and our peers' most recent periods' historical loss data. When we prepare our June 30, 2010, allowance for loan losses calculation, we will use annualized first quarter chargeoff data for our company and our peers. Historical chargeoffs from 2007, which are significantly lower than current period chargeoffs for ourselves, and, we expect, our peers, will drop from the calculation, and we anticipate our level of general reserves related to these historical chargeoffs will rise over its current calculated levels. We have therefore determined that our current level of unallocated reserves is appropriate, given the expected effects of current year chargeoffs on our calculated allowance for loan losses.

Management identifies and maintains a list of potential problem loans. These are loans that are still accruing interest and are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At March 31, 2010 potential problem loans totaled $21,252,187. Management closely tracks the current values of real estate collateral when assessing the collectibility of problem loans.

Deposits

Deposits decreased $10.4 million during the first three months of 2010 to $358.2 million at March 31, 2010. The decrease was primarily attributable to interest bearing deposits, which decreased $9.2 million. Brokered and wholesale deposits decreased $10.3 million during the three month period, as the Company made efforts to decrease its reliance on wholesale funding. Partially offsetting this decrease in brokered and wholesale deposits was a $1.4 million increase in interest bearing savings and transaction accounts. This increase was primarily attributable to continued growth in the Company's Rewards Checking product, a high interest rate checking account offered to retail customers designed to increase the Company's market share in transaction accounts and increase its core deposits. Retail time deposits changed little in the three months ended March 31, 2010, decreasing $322,000 from $161,540,000 at December 31, 2009, to
$161,218,000 at March 31, 2010.

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA Advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances are summarized as follows:

            Maturity                       Rate                 Balance
            --------                       ----                 -------
           September 2010                  5.55%             $   7,000,000
           November 2010                   3.24%                 3,000,000
           February 2011                   0.25%                 4,500,000
           March 2011                      2.96%                 7,500,000
           September 2013                  4.75%                10,000,000
           June 2014                       3.92%                 2,000,000
           October 2016                    4.25%                 5,000,000
           November 2016                   4.08%                 5,000,000
           January 2017                    4.35%                 5,000,000
           January 2017                    4.40%                 5,000,000
           January 2017                    4.46%                 5,000,000
           January 2017                    4.60%                 5,000,000
           March 2018                      2.33%                 5,000,000
           April 2018                      3.03%                 5,000,000
                                                             -------------

           Balance                                           $  74,000,000
                                                             =============

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"), a non-consolidated subsidiary of the Company, issued and sold a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities. The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets. The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010. The Company may also redeem the capital securities prior to such date upon occurrence of specified conditions and the payment of a redemption premium. See
Note 12 to the consolidated financial statements for the year ended December 31, 2009, and the information set forth in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures" filed with our Form 10-K for the year ended December 31, 2009, for more information about the terms of the junior subordinated debentures. The securities issued by Southcoast Capital Trust III were effectively converted from a floating rate to a fixed rate through the use of an interest rate swap agreement. The agreement provides for the Company to make payments at a fixed rate of 6.32% in exchange for receiving payments at a variable rate (three month LIBOR plus 150 basis points). See Note 13 to the consolidated financial statements filed with our Form 10-K for the year ended December 31, 2009, for more information about the terms of the rate swap agreement.

Capital Resources
The capital base for the Company increased by $940,665 for the first three months of 2010, due to net income of $362,910, other comprehensive income of $550,262, and proceeds from stock issuances of $27,493 through our Employee Stock Purchase Plan. The Company's Tier 1 capital to average assets ratio was
10.92 percent as of March 31, 2010 compared to 11.34 percent as of December 31, 2009.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company's and the Bank's Tier 1 capital consists of common shareholders' equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. The Company's and the Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. Southcoast and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of March 31, 2010, the Company and the Bank exceeded their capital requirements as shown in the following table.

                                                                                         Capital Ratios
                                                                                         --------------
                                                                                        Well Capitalized     Adequately Capitalized
(Dollars in thousands)                                              Actual                Requirement              Requirement
                                                                    ------                -----------              -----------
                                                            Amount         Ratio     Amount        Ratio        Amount       Ratio
                                                            ------         -----     ------        -----        ------       -----
The Bank
  Total capital (to risk-weighted assets) ...........      $51,892         15.22%    34,088       10.00%        27,271       8.00%
  Tier 1 capital (to risk-weighted assets) ..........       47,556         13.95%    20,453        6.00%        13,635       4.00%
  Tier 1 capital (to average assets) ................       47,556          9.66%    24,615        5.00%        19,692       4.00%
The Company
  Total capital (to risk-weighted assets) ...........      $59,844         17.21%       N/A         N/A         27,819       8.00%
  Tier 1 capital (to risk-weighted assets) ..........       55,423         15.94%       N/A         N/A         13,910       4.00%
  Tier 1 capital (to average assets) ................       55,423         10.92%       N/A         N/A         20,295       4.00%

                        SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Off Balance  Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At March 31, 2010, the Company had issued commitments to extend credit of $22,195,336 and standby letters of credit of $569,162 through various types of commercial lending arrangements. Approximately $19,138,222 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2010.

                                                                  After One     After Three
                                                                   Through        Through                   Greater
                                                    Within One      Three         Twelve     Within One       Than
                                                       Month        Months        Months        Year         One Year       Total
                                                       -----        ------        ------        ----         --------       -----
Unused commitments to extend credit ............   $ 3,093,210   $ 2,458,646   $ 7,541,849   $13,093,705   $ 9,101,631   $22,195,336
Standby letters of credit ......................        40,000        25,200       498,849       564,049         5,113       569,162
                                                   -----------   -----------   -----------   -----------   -----------   -----------
    Totals .....................................   $ 3,133,210   $ 2,483,846   $ 8,040,698   $13,657,754   $ 9,106,744   $22,764,498
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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company's exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 16, 2010. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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




                                                      s/L. Wayne Pearson
Date:    May 12, 2010                              By:--------------------------
                                                        L. Wayne Pearson
                                                        Chief Executive Officer


                                                      s/William C. Heslop
Date:    May 12, 2010                              By:--------------------------
                                                        William C. Heslop
                                                        Chief Financial Officer

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