Form 10-Q
period 2010-06-30
SOUTHCOAST FINANCIAL CORP
filed 2010-08-16
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2010

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

                                  843-884-0504
              (Registrant's telephone number, including area code)
              -----------------------------------------------------

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

       4,569,826 shares of common stock, no par value, as of July 31, 2010

                        SOUTHCOAST FINANCIAL CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                                     Page No.
------------------------------                                                                                     --------

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - June 30, 2010 and December 31, 2009....................................2

         Condensed Consolidated Statements of Income - Six months ended June 30, 2010 and 2009..........................3

         Condensed Consolidated Statements of Income - Three months ended June 30, 2010 and 2009........................4

         Condensed Consolidated Statements Changes in Shareholders' Equity and Comprehensive Income (Loss) -
           Six months ended June 30, 2010 and 2009......................................................................5

         Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2010 and 2009......................6

         Notes to Condensed Consolidated Financial Statements........................................................7-13

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................14-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................24

Item 4.  Controls and Procedures.......................................................................................24

PART II - OTHER INFORMATION

Item 6.  Exhibits......................................................................................................25

Signatures ............................................................................................................25

Exhibit Index..........................................................................................................26

                        SOUTHCOAST FINANCIAL CORPORATION
                      Condensed Consolidated Balance Sheets


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                                                                      June 30,          December 31,
                                                                                                       2010                 2009
                                                                                                       ----                 ----
                                                                                                    (Unaudited)
Assets
   Cash and cash equivalents:
     Cash and due from banks .............................................................       $  40,834,223        $  40,790,143
     Federal funds sold ..................................................................             532,353              108,587
                                                                                                 -------------        -------------
       Total cash and cash equivalents ...................................................          41,366,576           40,898,730
   Investment securities
     Available for sale ..................................................................          68,692,147           60,775,809
     Federal Home Loan Bank Stock, at cost ...............................................           4,266,200            4,266,200
                                                                                                 -------------        -------------
       Total investment securities .......................................................          72,958,347           65,042,009
   Loans held for sale ...................................................................                   -              320,079
   Loans, net of allowance of $10,281,403 and $10,041,920 ................................         332,763,013          346,870,313
   Premises and equipment, net ...........................................................          22,957,726           22,692,344
   Other real estate owned, net ..........................................................           6,374,659            9,789,410
   Company owned life insurance ..........................................................          11,312,018           19,234,080
   Other assets ..........................................................................          10,780,428           16,560,328
                                                                                                 -------------        -------------
       Total assets ......................................................................       $ 498,512,767        $ 521,407,293
                                                                                                 =============        =============

Liabilities
   Deposits
     Noninterest-bearing .................................................................       $  29,166,722        $  25,921,641
     Interest bearing ....................................................................         321,136,723          342,615,299
                                                                                                 -------------        -------------
       Total deposits ....................................................................         350,303,445          368,536,940
   Securities sold under agreements to repurchase ........................................          14,565,424            9,404,218
   Borrowings on cash value of Company owned life insurance ..............................                   -            7,640,636
   Federal Home Loan Bank Borrowings .....................................................          74,000,000           74,000,000
   Junior subordinated debentures ........................................................          10,310,000           10,310,000
   Other liabilities .....................................................................           2,840,121            6,434,707
                                                                                                 -------------        -------------
       Total liabilities .................................................................         452,018,990          476,326,501
                                                                                                 -------------        -------------
Shareholders' Equity
   Common stock (no par value;  20,000,000 shares  authorized;  4,557,748 shares outstanding at June 30, 2010 and
     4,542,023 at December 31, 2009) .....................................................          53,637,455           53,583,283
   Retained deficit ......................................................................          (5,366,694)          (6,108,846)
   Accumulated other comprehensive loss ..................................................          (1,776,984)          (2,393,645)
                                                                                                 -------------        -------------
       Total shareholders' equity ........................................................          46,493,777           45,080,792
                                                                                                 -------------        -------------
       Total liabilities and shareholders' equity ........................................       $ 498,512,767        $ 521,407,293
                                                                                                 =============        =============







            See Notes to Condensed Consolidated Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                     For the Six Months Ended
                                                                                                             June 30,
                                                                                                             --------
                                                                                                2010                       2009
                                                                                                ----                       ----
Interest income
   Loans, including fees ......................................................             $   9,550,362             $  11,796,181
   Investment securities ......................................................                 1,396,236                 1,432,091
   Cash and federal funds sold ................................................                    23,041                     5,664
                                                                                            -------------             -------------
       Total interest income ..................................................                10,969,639                13,233,936
                                                                                            -------------             -------------
Interest expense
   Deposits and borrowings ....................................................                 5,055,024                 6,604,029
                                                                                            -------------             -------------
Net interest income ...........................................................                 5,914,615                 6,629,907
Provision for loan losses .....................................................                 1,800,000                   550,000
                                                                                            -------------             -------------
Net interest income after provision for loan losses ...........................                 4,114,615                 6,079,907
                                                                                            -------------             -------------
Noninterest income
   Service fees on deposit accounts ...........................................                   543,652                   597,226
   Fees on loans sold .........................................................                    63,377                   165,504
   Gain on sale of available for sale securities ..............................                 1,618,959                   885,604
   Gain (loss) on sale of other real estate owned .............................                   640,113                   (11,936)
   Gain on sale of premises and equipment .....................................                   123,318                     5,413
   Rental income ..............................................................                   199,928                   157,922
   Company owned life insurance earnings ......................................                   207,905                   373,893
   Other ......................................................................                   112,072                   105,018
                                                                                            -------------             -------------
       Total noninterest income ...............................................                 3,509,324                 2,278,674
                                                                                            -------------             -------------
Noninterest expenses
   Salaries and employment benefits ...........................................                 3,320,558                 3,793,892
   Occupancy ..................................................................                   711,181                   713,068
   Furniture and equipment ....................................................                   727,761                   672,418
   Software ...................................................................                   197,546                   174,657
   Insurance ..................................................................                   394,421                   754,340
   Professional fees ..........................................................                   400,231                   449,172
   Travel and entertainment ...................................................                    84,501                   107,458
   Telephone, postage and supplies ............................................                   177,734                   189,387
   Impairment charges on other real estate owned ..............................                         -                   193,441
   Other operating expenses ...................................................                   630,129                   591,880
                                                                                            -------------             -------------
       Total noninterest expenses .............................................                 6,644,062                 7,639,713
                                                                                            -------------             -------------
Income before income taxes ....................................................                   979,877                   718,868
Income tax expense (benefit) ..................................................                   237,725                    (5,865)
                                                                                            -------------             -------------
Net income ....................................................................             $     742,152             $     724,733
                                                                                            =============             =============
Basic net income per common share .............................................             $         .16             $         .16
Diluted net income per common share ...........................................             $         .16             $         .16
Weighted average shares outstanding
   Basic ......................................................................                 4,553,903                 4,525,542
   Diluted ....................................................................                 4,553,903                 4,525,542



            See Notes to Condensed Consolidated Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                                   For the Three Months Ended
                                                                                                            June 30,
                                                                                                            --------
                                                                                                  2010                    2009
                                                                                                  ----                    ----
Interest income
   Loans, including fees .......................................................             $   4,776,239             $   5,777,374
   Investment securities .......................................................                   708,724                   722,732
   Cash and federal funds sold .................................................                     9,322                     1,927
                                                                                             -------------             -------------
       Total interest income ...................................................                 5,494,285                 6,502,033
                                                                                             -------------             -------------
Interest expense
   Deposits and borrowings .....................................................                 2,461,572                 3,159,640
                                                                                             -------------             -------------
Net interest income ............................................................                 3,032,713                 3,342,393
Provision for loan losses ......................................................                   800,000                   450,000
                                                                                             -------------             -------------
Net interest income after provision for loan losses ............................                 2,232,713                 2,892,393
                                                                                             -------------             -------------
Noninterest income
   Service fees on deposit accounts ............................................                   285,465                   286,779
   Fees on loans sold ..........................................................                    44,906                    54,333
   Gain on sale of available for sale securities ...............................                   783,547                   885,604
   Gain (loss) on sale of other real estate owned ..............................                    77,813                         -
   Gain on sale of premises and equipment ......................................                   123,318                     5,413
   Rental income ...............................................................                    84,936                   123,615
   Company Owned Life Insurance earnings .......................................                   100,919                   188,537
   Other .......................................................................                    77,228                    47,210
                                                                                             -------------             -------------
       Total noninterest income ................................................                 1,578,132                 1,591,491
                                                                                             -------------             -------------
Noninterest expenses
   Salaries and employment benefits ............................................                 1,656,904                 1,727,623
   Occupancy ...................................................................                   316,185                   375,205
   Furniture and equipment .....................................................                   355,534                   344,987
   Software ....................................................................                   100,097                    91,551
   Insurance ...................................................................                   197,837                   630,957
   Professional fees ...........................................................                   214,491                   260,351
   Travel and entertainment ....................................................                    45,141                    63,610
   Telephone, postage, and supplies ............................................                    86,968                    86,908
   Impairment charges on other real estate owned ...............................                         -                   147,441
Other operating expenses .......................................................                   377,495                   295,152
                                                                                             -------------             -------------
       Total noninterest expenses ..............................................                 3,350,652                 4,023,785
                                                                                             -------------             -------------
Income before income taxes .....................................................                   460,193                   460,099
Income tax .....................................................................                    80,951                    38,500
                                                                                             -------------             -------------
Net income .....................................................................             $     379,242             $     421,599
                                                                                             =============             =============
Basic net income per common share ..............................................             $         .08             $         .09
Diluted net income per common share ............................................             $         .08             $         .09
Weighted average shares outstanding
   Basic .......................................................................                 4,557,748                 4,529,153
   Diluted .....................................................................                 4,557,748                 4,529,153



            See Notes to Condensed Consolidated Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
          Condensed Consolidated Statement of Changes in Shareholders'
                     Equity and Comprehensive Income (Loss)
                 For the six months ended June 30, 2010 and 2009
                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                          other
                                                              Common Stock               Retained      comprehensive
                                                              ------------               earnings         income
                                                         Shares          Amount         (deficit)          (loss)          Total
                                                         ------          ------         ---------          ------          -----
Balance, December 31, 2008 .....................       4,513,463     $ 53,441,978     $  2,814,566     $ (1,023,440)   $ 55,233,104

   Net income for the period ...................                                           724,733                          724,733

   Other comprehensive loss
     net of taxes of $660,883
   Unrealized holding losses
     on securities available for sale ..........                                                         (1,174,904)     (1,174,904)

   Less reclassification adjustment for
     gains included in net income, net of
     taxes of $318,818 .........................                                                          (566,786)        (566,786)
                                                                                                                       ------------

   Comprehensive loss ..........................                                                                         (1,016,957)

   Employee stock purchase plan ................          15,690           73,210                                            73,210
                                                    ------------     ------------     ------------     ------------    ------------

Balance, June 30, 2009 .........................       4,529,153     $ 53,515,188     $  3,539,299     $ (2,765,130)   $ 54,289,357
                                                    ============     ============     ============     ============    ============

Balance, December 31, 2009 .....................       4,542,023     $ 53,583,283     $ (6,108,846)    $ (2,393,645)   $ 45,080,792

   Net income for the period ...................                                           742,152                          742,152

   Other comprehensive income
     net of taxes of $929,696
   Unrealized holding gains
     on securities available for sale ..........                                                          1,652,795       1,652,795

   Less reclassification adjustment for
     gains included in net income, net of
     taxes of $ 582,825 ........................                                                        (1,036,134)      (1,036,134)
                                                                                                                       ------------


   Comprehensive income ........................                                                                          1,358,813

   Employee stock purchase plan ................          15,725           54,172                                            54,172
                                                    ------------     ------------     ------------     ------------    ------------

Balance, June 30, 2010 .........................       4,557,748     $ 53,637,455     $ (5,366,694)    $ (1,776,984)   $ 46,493,777
                                                    ============     ============     ============     ============    ============











            See Notes to Condensed Consolidated Financial Statements

                        SOUTHCOAST FINANCIAL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                        For the six months ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                        2010                  2009
                                                                                                        ----                  ----
Operating activities
   Net income ............................................................................        $    742,152         $    724,733
   Adjustments to reconcile net income to net
   cash provided (used) by operating activities
       (Increase) decrease in deferred income taxes ......................................             330,459           (1,394,279)
       Provision for loan losses .........................................................           1,800,000              550,000
       Depreciation and amortization .....................................................             544,564              637,477
       Discount accretion and premium amortization .......................................             175,079              (33,171)
       Gain on sale of securities ........................................................          (1,618,959)            (885,604)
       Gain on sale of premises and equipment ............................................            (123,318)              (5,413)
       (Gain) loss on sale of other real estate owned ....................................            (640,113)              11,936
       Impairment charges on other real estate owned .....................................                   -              193,441
       Originations of loans held for sale ...............................................         (15,942,036)         (34,883,866)
       Proceeds from sales of loans held for sale ........................................          16,262,115           34,320,809
       Increase in value of Company Owned Life Insurance .................................            (207,905)            (373,893
       (Increase) decrease in other assets ...............................................           5,412,758          (12,102,612)
       Increase (decrease) in other liabilities ..........................................          (3,594,586)             280,589
                                                                                                  ------------         ------------

         Net cash provided by (used for) operating activities ............................           3,140,210          (12,959,853)
                                                                                                  ------------         ------------

Investing activities
   Sales of Federal Home Loan Bank stock .................................................                   -              243,300
   Purchases of investment securities available-for-sale .................................         (82,675,376)         (26,222,778)
   Sales, calls, and maturities of investment securities available-for-sale ..............          76,856,262           28,973,699
   Proceeds from sales of premises and equipment .........................................             823,318               10,433
   Purchases of premises and equipment ...................................................          (1,509,946)            (290,911)
   Proceeds from sales of other real estate owned ........................................           6,605,686              838,421
   Proceeds from liquidation of Company Owned Life Insurance .............................           8,129,967                    -
   Capital expenditures to other real estate owned .......................................                   -              (37,191)
   Net decrease in loans .................................................................           9,756,478           11,601,402
                                                                                                  ------------         ------------

         Net cash provided by investing activities .......................................          17,986,389           15,116,375
                                                                                                  ------------         ------------

Financing activities
   Decrease in borrowings ................................................................          (2,479,430)          (7,908,975)
   Proceeds from issuances of stock ......................................................              54,172               73,210
   Net decrease in deposits ..............................................................         (18,233,495)          (6,765,302)
                                                                                                  ------------         ------------

         Net cash used for financing activities ..........................................         (20,658,753)         (14,601,067)
                                                                                                  ------------         ------------

         Increase (decrease) in cash and cash equivalents ................................             467,846          (12,444,545)

Cash and cash equivalents, beginning of period ...........................................          40,898,730           22,561,570
                                                                                                  ------------         ------------

Cash and cash equivalents, end of period .................................................        $ 41,366,576         $ 10,117,025
                                                                                                  ============         ============

Cash paid during the year for:
   Income taxes ..........................................................................        $    596,367         $  1,001,779
   Interest ..............................................................................        $  4,786,578         $  6,997,722

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

They also specify the computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures. Basic earnings per share are computed by dividing net income or loss by the weighted average common shares outstanding. Diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of options outstanding under the Company's stock option plan is reflected in diluted earnings per share by application of the treasury stock method. These options have expired and the Company has no dilutive instruments outstanding.

Note 4 - Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features are not exempt from potential bifurcation and separate accounting. The amendments were effective for the Company on July 1, 2010. These amendments had no impact on the financial statements.

Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff's understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.


In April 2010, guidance was issued related to accounting for acquired troubled loans that are subsequently modified. The guidance provides that if these loans meet the critieria to be accounted for within a pool, modifications to one or more of these loans does not result in the removal of the modified loan from the pool even if the modification would otherwise be considered a troubled debt restructuring. The pool of assets in which the loan is included will continue to be considered for impairment. The amendments do not apply to loans not meeting

                         SOUTHCOAST FINANCIAL CORPORATION
             Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - Recently Issued Accounting Standards- (continued)

the criteria to be accounted for within a pool. These amendments are effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. These amendmends had no impact on the financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 5 - Investment Securities

The amortized cost and fair value of investment securities are as follows:

                                                                                        June 30, 2010
                                                                                        -------------
                                                        Amortized                      Gross Unrealized                 Estimated
                                                           Cost                  Gains                 Losses           Fair Value
                                                           ----                  -----                 ------           ----------
Available for sale
   Mortgage backed .........................           $58,799,413           $   289,074           $   313,604           $58,774,883
   Municipal securities ....................             7,894,280               109,757                97,299             7,906,738
   Other ...................................             4,655,554                     -             2,645,028             2,010,526
                                                       -----------           -----------           -----------           -----------
     Total .................................           $71,349,247           $   398,831           $ 3,055,931           $68,692,147
                                                       ===========           ===========           ===========           ===========
                                                                                      December 31, 2009
                                                                                      -----------------
                                                        Amortized                      Gross Unrealized                 Estimated
                                                           Cost                  Gains                 Losses           Fair Value
                                                           ----                  -----                 ------           ----------
Available for sale
   Mortgage backed .........................           $52,239,896           $   415,749           $   801,319           $51,854,326
   Municipal securities ....................             7,195,637               101,185                81,095             7,215,727
   Other ...................................             4,650,721                     -             2,944,965             1,705,756
                                                       -----------           -----------           -----------           -----------
     Total .................................           $64,086,254           $   516,934           $ 3,827,379           $60,775,809
                                                       ===========           ===========           ===========           ===========

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

Available for Sale                                                           June 30, 2010
                                                                             -------------
                                            Less than                        Twelve months
                                          twelve months                         or more                           Total
                                          -------------                         -------                           -----
                                                       Unrealized                       Unrealized                        Unrealized
                                     Fair value          losses        Fair value         losses         Fair value          losses
                                     ----------          ------        ----------         ------         ----------          ------
  Mortgage backed ............      $ 4,978,658      $    21,476      $ 3,028,745      $   292,128      $ 8,007,403      $   313,604
  Municipal securities .......          921,813           57,072        1,430,990           40,227        2,352,803           97,299
  Other ......................                -                -        1,049,798        2,645,028        1,049,798        2,645,028
                                    -----------      -----------      -----------      -----------      -----------      -----------
      Total ..................      $ 5,900,471      $    78,548      $ 5,509,533      $ 2,977,383      $11,410,004      $ 3,055,931
                                    ===========      ===========      ===========      ===========      ===========      ===========
                                                                           December 31, 2009
                                                                           -----------------
                                            Less than                        Twelve months
                                          twelve months                         or more                           Total
                                          -------------                         -------                           -----
                                                       Unrealized                       Unrealized                        Unrealized
                                     Fair value          losses        Fair value         losses         Fair value          losses
                                     ----------          ------        ----------         ------         ----------          ------
  Mortgage backed ............      $15,072,875      $   454,116      $ 3,090,849      $   347,203      $18,163,724      $   801,319
  Municipal securities .......        2,025,865           25,516        1,416,119           55,579        3,441,984           81,095
  Other ......................                -                -          745,756        2,944,965          745,756        2,944,965
                                    -----------      -----------      -----------      -----------      -----------      -----------
      Total ....................    $17,098,740      $   479,632      $ 5,252,724      $ 3,347,747      $22,351,464      $ 3,827,379
                                    ===========      ===========      ===========      ===========      ===========      ===========

                         SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Investment Securities - (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,977,383, or eight securities comprising 97% of total unrealized losses, and $3,347,747, or eight securities comprising 87% of total unrealized losses, at June 30, 2010 and December 31, 2009, respectively. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports, credit ratings, and its own other-than-temporary loss impairment evaluations, that the deterioration in value is attributable to a combination of changes in market interest rates and, in some cases, the lack of liquidity in these securities and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The unrealized loss attributable to other securities relates to market valuations on two individual pooled trust preferred securities. These securities are considered Level 3 securities in the fair value hierarchy, as they both trade in less than liquid markets. The valuations of these securities reflect the lack of liquidity in these securities. One of the securities with an amortized cost of $1.8 million and fair value of $727,000 is receiving contractual interest payments, while the other with an amortized cost of $1.9 million and fair value of $323,000 is receiving payment-in-kind interest, which consists of capitalization of interest amounts due on the security. The Company evaluates these securities each quarter for other-than-temporary loss impairment based on projected cash flows. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. The Company performed a discounted cash flow analysis on the security receiving payment-in-kind interest in order to arrive at its conclusion of no other-than-temporary impairment. Though the Company has not recorded impairment expense on either security, it has discontinued the accrual of interest on the security receiving payment-in-kind interest and accounts for this security as a nonaccrual asset. If , at a future date, contractual principal and interest payments resume on this security and the Company's cash flow analysis continues to show no other-than-temporary impairment, this security may become eligible to be returned to accrual status. The credit quality of these securities is directly related to the financial strength and ability to make contractual interest payments of the underlying issuers in these securities, most of which are banks. As such, these securities may show other-than-temporary impairment in future periods if the financial condition of these underlying issuers deteriorates.

The amortized costs and fair values of investment securities available for sale at June 30, 2010 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                Amortized                    Fair
                                                                                                   Cost                      Value
                                                                                                   ----                      -----
  Due after one but within five years ..........................................               $         -               $         -
  Due after five but within ten years ..........................................                 1,829,921                 1,893,047
  Due after ten years ..........................................................                10,569,913                 7,874,217
  Mortgage backed ..............................................................                58,799,413                58,774,883
  Equity securities with no maturity ...........................................                   150,000                   150,000
                                                                                               -----------               -----------
    Total investment securities available-for-sale .............................               $71,349,247               $68,692,147
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

Assets measured at fair value on a recurring basis are as follows as of June 30, 2010 and December 31, 2009 (amounts in thousands):

                                                                                      June 30, 2010
                                                                                      -------------
                                                          Quoted market price       Significant other   Significant unobservable
                                                           in active markets        observable inputs            inputs
                                                              (Level 1)                 (Level 2)              (Level 3)
                                                              ---------                 ---------              ---------

Mortgage backed securities ...........................        $          -              $ 58,775               $      -

Municipal securities .................................                   -                 7,907                      -

Other securities .....................................                   -                   460                  1,550

Loans held for sale ..................................                   -                     -                      -

Interest rate swap
 derivative instrument ...............................                   -                  (109)                     -
                                                              ------------              --------               --------
Total assets at fair value ...........................        $          -              $ 67,033               $  1,550
                                                              ============              ========               ========

                                                                                 December 31, 2009
                                                                                 -----------------
                                                          Quoted market price       Significant other   Significant unobservable
                                                           in active markets        observable inputs            inputs
                                                              (Level 1)                 (Level 2)              (Level 3)
                                                              ---------                 ---------              ---------

Mortgage backed securities ...........................        $          -              $ 51,855               $      -

Municipal securities .................................                   -                 7,216                      -

Other securities .....................................                   -                   460                  1,245

Loans held for sale ..................................                   -                   320                      -

Interest rate swap
 derivative instrument ...............................                   -                  (329)                     -
                                                              ------------              --------               --------
Total assets at fair value ...........................        $          -              $ 59,522               $  1,245
                                                              ============              ========               ========

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

                         SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
Note 6 - Fair Value of Financial Instruments - (continued)
--------------------------------------------

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2010 and December 31, 2009 (amounts in thousands):

                                                                                      June 30, 2010
                                                                                      -------------
                                                          Quoted market price       Significant other   Significant unobservable
                                                           in active markets        observable inputs            inputs
                                                              (Level 1)                 (Level 2)              (Level 3)
                                                              ---------                 ---------              ---------
Impaired Loans .......................................        $          -              $ 24,710               $      -

Other Real
Estate Owned .........................................                   -                 6,375                      -
                                                              ------------              --------               --------
Total assets at fair value ...........................        $          -              $ 31,085               $
                                                              ============              ========               ========

                                                                                 December 31, 2009
                                                                                 -----------------
                                                          Quoted market price       Significant other   Significant unobservable
                                                           in active markets        observable inputs            inputs
                                                              (Level 1)                 (Level 2)              (Level 3)
                                                              ---------                 ---------              ---------
Impaired Loans .......................................        $          -              $ 23,478               $      -

Other Real
Estate Owned .........................................                   -                 9,789                      -
                                                              ------------              --------               --------
Total assets at fair value ...........................        $          -              $ 33,267               $
                                                              ============              ========               ========

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table reconciles the changes in recurring Level 3 financial instruments for the six months ended June 30, 2010 and 2009(amounts in thousands):

                                                               June 30,
                                                               --------
                                                         2010             2009
                                                         ----             ----
Beginning of Year Balance ...................          $ 1,245          $ 2,901
Discount Accretion ..........................                5                3
Principal Paydowns ..........................                -                4
Unrealized Gain (Loss) ......................              300           (1,820)
                                                       -------          -------
Ending Balance ..............................          $ 1,550          $ 1,088
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

The following is a description of the valuation methodologies used for assets and liabilities that are not recorded at fair value, but whose fair value must be estimated and disclosed:

Loans

For certain categories of loans, such as variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on the carrying amounts. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers individual problem loans with principal balances of $250,000 or greater for impairment. The fair value of impaired loans is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. At June 30, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral. Those impaired loans not requiring an allowance for loan losses allocation represent loans with fair values exceeding their recorded investments. Impaired loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.
When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

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

                         SOUTHCOAST FINANCIAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 6 - Fair Value of Financial Instruments - (continued)

The estimated fair values of the Company's financial instruments were as follows (amounts in thousands):

                                                                             June 30,                             December 31,
                                                                               2010                                  2009
                                                                               ----                                  ----
                                                                   Carrying             Fair              Carrying            Fair
                                                                    Amount              Value              Amount             Value
                                                                    ------              -----              ------             -----
Financial assets:
   Cash and due from banks .............................           $ 40,834           $ 40,834           $ 40,790           $ 40,790
   Federal funds sold ..................................                532                532                109                109
   Investment securities ...............................             72,958             72,958             65,042             65,042
   Loans held for sale .................................                  -                  -                320                320
   Loans, gross ........................................            343,044            340,310            356,912            358,618
   Other Real Estate Owned, net ........................              6,375              6,375              9,789              9,789
Financial liabilities:
   Deposits ............................................            350,303            344,013            368,537            360,805
   Short term borrowings ...............................             14,565             14,565             17,045             17,045
   Advances from Federal Home Loan Bank ................             74,000             68,189             74,000             69,363
   Junior subordinated debentures ......................             10,310             10,310             10,310             10,310

                                                                    Notional             Fair             Notional            Fair
                                                                     Amount              Value             Amount             Value
                                                                     ------              -----             ------             -----
Financial instruments with off-
Balance sheet risk:
   Commitments to extend credit ..........................           $21,949             $   -            $21,996             $   -
   Standby letters of credit .............................               569                 -                767                 -
   Derivative instruments ................................            10,000              (109)            10,000              (329)

Note 7 - Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. Management has reviewed events occurring through the date the financial statements were issued and no subsequent events have occurred requiring accrual or disclosure.

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. Results of operations for the period ending June 30, 2010 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.
Forward-looking  statements  include  statements  with  respect to  management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

     o    future economic and business conditions;
     o lack of sustained growth and disruptions in the economy of the Greater Charleston area;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
     o    credit risks;
     o    higher than anticipated  levels of defaults on loans;
     o    perceptions by depositors about the safety of their deposits;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
     o    changes in the requirements of regulatory agencies;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
     o    ability to continue to weather the current economic downturn;
     o    loss of consumer or investor confidence; and
     o other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Results of Operations

The Company's net income for the six months ended June 30, 2010 was $742,152, or $.16 per basic share, compared to $724,733, or $.16 per basic share, for the six months ended June 30, 2009. The average number of basic shares outstanding for the six months ending June 30, 2010 was 4,553,903 compared to 4,525,542 for the six months ending June 30, 2009.

The Company's net income for the three months ended June 30, 2010 was $379,242, or $.08 per basic share, compared to $421,599, or $.09 per basic share, for the three months ended June 30, 2009. The average number of basic shares outstanding for the three months ending June 30, 2010 was 4,557,748 compared to 4,529,153 for the three months ending June 30, 2009.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company's earnings. Net interest income was $5,914,615 for the six months ended June 30, 2010, compared to $6,629,907 for the six months ended June 30, 2009.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ending June 30, 2010 decreased 6.6 percent to $425.1 million from the $454.9 million reported for the six months ending June 30, 2009. The decrease was attributable to a decrease of $55.2 million in average loans, partially offset by an increase of $25.4 million in average total investments and federal funds sold. The decrease in average loans between the two periods was due to a slower lending environment brought on by the economic downturn and increased nonaccrual loans and other real estate owned. Average nonaccrual loans totaled $23.8 million and $12.8 million for the six months ending June 30, 2010 and 2009, respectively. Average other real estate owned totaled $9.2 million and $3.2 million for the six months ending June 30, 2010 and 2009, respectively. Additionally, the Company had net loan chargeoffs of $11.9 million during 2009, further reducing average outstanding loan balances.

Average interest bearing liabilities for the six months ended June 30, 2010 decreased 1.9 percent to $428.2 million from the $436.4 million reported for the six months ended June 30, 2009. The decrease was attributable to decreases of $22.3 million and $5.0 million in average time deposits and other borrowings, respectively. These decreases were partially offset by an increase of $19.0 million in average savings and transaction accounts. The decrease in average time deposits was primarily attributable to a $20.9 million decrease in average brokered and wholesale time deposits. The decrease in other borrowings was primarily attributable to decreases of $2.4 million and $2.3 million in Federal Home Loan Bank Borrowings and federal funds purchased, respectively.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the six months ended June 30, 2010 and 2009.

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - (continued)

                                                      For the six months ended                         For the six months ended
                                                          June 30, 2010                                    June 30, 2009
                                                          -------------                                    -------------
                                         Average             Income/        Yield/        Average             Income/       Yield/
                                         Balance             Expense       Rate(1)        Balance             Expense       Rate(1)
                                         -------             -------       -------        -------             -------       -------
Assets
   Cash and Federal funds sold .... $    18,366,869      $      23,041      0.25%    $      9,315,334     $       5,664       0.12%
   Investments - taxable ..........      75,859,098          1,233,045      3.28           49,687,933         1,064,301       4.32
   Investments - nontaxable (2) ...       7,547,882            254,986      6.81           17,328,208           574,672       6.69
                                    ---------------      -------------               ----------------     -------------

     Total investments and
       federal funds sold .........     101,773,849          1,511,072      2.99           76,331,275         1,644,637       4.34
   Loans (3) (4) ..................     323,352,663          9,550,362      5.94          378,591,349        11,796,181       6.26
                                      -------------      -------------                  -------------      ------------

     Total interest earning assets      425,126,512         11,061,434      5.23%         454,922,624        13,440,818       5.94%
                                                         -------------                                    -------------
     Other assets .................      82,818,049                                        69,936,467
                                    ---------------                                  ----------------
     Total assets ................. $   507,944,561                                  $    524,859,091
                                    ===============                                  ================
Liabilities
   Savings and
     transaction accounts ......... $    78,689,163            615,202      1.58%    $     59,644,733           360,971       1.22%
   Time Deposits ..................     253,355,162          2,560,174      2.04          275,619,869         4,323,787       3.16
   Other borrowings ...............      85,811,993          1,561,928      3.67           90,833,497         1,601,297       3.56
   Subordinated Debt ..............      10,310,000            317,720      6.21           10,310,000           317,974       6.22
                                    ---------------      -------------               ----------------     -------------
     Total interest bearing
       liabilities ................     428,166,318          5,055,024      2.38          436,408,099         6,604,029       3.05
                                                         -------------                                    -------------
   Non-interest bearing
     liabilities ..................      33,990,958                                        33,689,761
                                    ---------------                                  ----------------
     Total liabilities ............     462,157,276          5,055,024      2.21         470,097,860          6,604,029       2.83
                                                         -------------                                    -------------
   Equity .........................      45,787,285                                        54,761,231
                                    ---------------                                  ----------------
     Total liabilities
       and equity ................. $   507,944,561                                  $    524,859,091
                                    ===============                                  ================
     Net interest .................
       income/margin (5) ..........                      $   6,006,410      2.85%                         $   6,836,789       2.92%
                                                         =============                                    =============
     Net interest spread (6) ......                                         2.85%                                             2.89%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include nonaccruing loans.
(4)  Income includes loan fees of $225,121 in 2010 and $356,176 in 2009.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

As shown above, for the six months ended June 30, 2010 the average yield on earning assets was 5.23 percent, while the average cost of interest bearing liabilities was 2.38 percent. For the six months ended June 30, 2009 the average yield on earning assets was 5.94 percent and the average cost of interest-bearing liabilities was 3.05 percent. The decrease in the asset yields and average rates paid is due to market interest rate decreases over the last year. The net interest margin is computed by annualizing year to date interest income and interest expense, taking the difference, and dividing the resulting figure by average interest earning assets. The net interest margin for the six months ended June 30, 2010 was 2.85 percent compared to 2.92 percent for the six months ended June 30, 2009. The decrease in the net interest margin is primarily attributable to a decrease in average interest earning assets of $29.8 million between the two periods which was partially offset by an $8.2 million decrease in average interest bearing liabilities between the two periods. The combined increase of $17.0 million between the two periods in average nonaccrual loans

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

and other real estate owned was the primary cause of the decrease in average interest earning assets between the two periods. The cost of average total liabilities was 2.21 percent and 2.83 percent for the six months ending June 30, 2010 and 2009, respectively. Average earning assets for the three months ending June 30, 2010 decreased 5.0 percent to $423.3 million from the $445.3 million reported for the three months ending June 30, 2009. The decrease was attributable to a decrease of $51.0 million in average loans, partially offset by a $29.0 million increase in average investments and federal funds sold.

Average interest bearing liabilities for the three months ending June 30, 2010 decreased 1.6 percent to $424.8 million from the $431.5 million reported for the three months ending June 30, 2009. The change was due to decreases in average time deposits and other borrowings of $22.0 million and $2.4 million, respectively, between the two periods, partially offset by an increase in average savings and transaction accounts of $17.7 million.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company's balance sheets for the three months ended June 30, 2010 and 2009.

                                              For the three months ended                     For the three months ended
                                                       June 30, 2010                                 June 30, 2009
                                                       -------------                                 -------------
                                          Average        Income/       Yield/          Average          Income/        Yield/
                                          Balance        Expense       Rate(1)         Balance          Expense        Rate(1)
                                          -------        -------       -------         -------          -------        -------
Assets
   Cash and Federal funds sold ....  $  20,909,295     $     9,322       0.18%      $   7,999,531     $     1,927       0.10%
   Investments - taxable ..........     77,116,488         624,820       3.25          51,317,628         538,603       4.21
   Investments - nontaxable (2) ...      7,693,207         131,100       6.84          17,382,433         287,702       6.64
                                     -------------     -----------                  -------------     -----------
     Total investments and
       federal funds sold .........    105,718,990         765,242       2.90          76,699,592         828,232       4.33
   Loans (3) (4) ..................    317,588,028       4,776,238       6.03         368,557,412       5,777,374       6.29
                                     -------------     -----------                  -------------     -----------
     Total earning assets .........    423,307,018       5,541,480       5.25         445,257,004       6,605,606       5.95
                                                       -----------                                    -----------
     Other assets .................     82,455,800                                     74,405,904
                                     -------------                                  -------------
     Total assets .................  $ 505,762,818                                  $ 519,662,908
                                     =============                                  =============
Liabilities
   Savings and
     transaction accounts .........  $  80,845,097     $   306,183       1.52       $  63,166,680     $   214,027       1.36
   Time Deposits ..................    246,313,374       1,222,520       1.99         268,273,542       1,996,909       2.99
   Other Borrowings ...............     87,371,764         773,658       3.55          89,783,465         788,880       3.52
   Subordinated Debt ..............     10,310,000         159,211       6.19          10,310,000         159,824       6.22
                                     -------------     -----------                  -------------     -----------
     Total interest bearing
       liabilities ................    424,840,235       2,461,572       2.32         431,533,687       3,159,640       2.94
                                                       -----------                                    -----------
   Non-interest bearing
     liabilities ..................     34,899,138                                     33,546,630
                                     -------------                                  -------------
     Total liabilities ............    459,739,373       2,461,572       2.15         465,080,317       3,159,640       2.72
                                                       -----------                                    -----------
   Equity .........................     46,023,445                                     54,582,591
                                     -------------                                  -------------
     Total liabilities
       and equity .................  $ 505,762,818                                  $ 519,662,908
                                     =============                                  =============
     Net interest .................
       income/margin (5) ..........                    $ 3,079,908       2.92                         $ 3,445,966       3.10
                                                       ===========                                    ===========
     Net interest spread (6) ......                                      2.93%                                          3.01%

(1)  Annualized
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Does not include nonaccruing loans.
(4)  Income includes loan fees of $96,830 in 2010 and $179,603 in 2009.
(5)  Net interest income divided by total earning assets.
(6)  Total interest earning assets yield less interest bearing liabilities rate.

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest  Income - continued

As reflected above, for the three months ended June 30, 2010 the average yield on earning assets was 5.25 percent, while the average cost of interest bearing liabilities was 2.32 percent. For the three months ended June 30, 2009 the average yield on earning assets was 5.95 percent and the average cost of interest-bearing liabilities was 2.94 percent. The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to market interest rate decreases over the last year. The net interest margin for the three months ended June 30, 2010 was 2.92 percent compared to 3.10 percent for the three months ended June 30, 2009. The decrease in the net interest margin is attributable to an increase in average other assets(which are not earning assets) of $8.0 million between the two periods. The cost of total liabilities was 2.15 percent for the three months ended June 30, 2010, compared to 2.72 percent for the three months ended June 30, 2009.

The following  tables present changes in the Company's net interest income which
are   primarily   a  result  of   changes   in  the  volume  and  rates  of  its
interest-earning assets and interest-bearing liabilities.

                                                                                    Analysis of Changes in Net Interest Income
                                                                                       For the six months ended June 30, 2010
                                                                                     Versus six months ended June 30, 2009 (1)
                                                                                     -----------------------------------------
                                                                              Volume                 Rate              Net Change
                                                                              ------                 ----              ----------
Interest income:

   Cash and Federal funds sold ...................................          $     5,504           $    11,873           $    17,377
   Investments - taxable .........................................              560,585              (391,841)              168,744
   Investments - non taxable (2) .................................             (324,354)                4,668              (319,686)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              241,735              (375,300)             (133,565)
     Net loans (3) ...............................................           (1,716,069)             (529,750)           (2,245,819)
                                                                            -----------           -----------           -----------
     Total interest income .......................................           (1,474,334)             (905,050)           (2,379,384)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................              115,257               138,974               254,231
   Time deposits .................................................             (349,278)           (1,414,335)           (1,763,613)
   Other borrowings ..............................................              (88,524)               49,155               (39,369)
   Subordinated debt .............................................                    -                  (254)                 (254)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................             (322,545)           (1,226,460)           (1,549,005)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $(1,151,789)          $   321,410           $  (830,379)
                                                                            ===========           ===========           ===========

(1) Changes in rate/volume  have been  allocated on a consistent  basis to rate.
(2) Tax equivalent  yields for nontaxable  investments  assuming a 36% tax rate.
(3) Income includes loan fees of $225,121 in 2010 and $356,176 in 2009.

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Net Interest Income - continued

                                                                                    Analysis of Changes in Net Interest Income
                                                                                      For the three months ended June 30, 2010
                                                                                   Versus three months ended June 30, 2009 (1)
                                                                                   -------------------------------------------
                                                                               Volume                 Rate               Net Change
                                                                               ------                 ----               ----------
Interest income:
   Federal funds sold ............................................          $     3,110           $     4,285           $     7,395
   Investments - taxable .........................................              270,771              (184,554)               86,217
   Investments - non taxable (2) .................................             (160,369)                3,767              (156,602)
                                                                            -----------           -----------           -----------
     Total investments and federal funds sold ....................              113,512              (176,502)              (62,990)
     Net loans (3) ...............................................             (798,978)             (202,158)           (1,001,136)
                                                                            -----------           -----------           -----------
     Total interest income .......................................             (685,466)             (378,660)           (1,064,126)
                                                                            -----------           -----------           -----------
Interest expense:
   Savings and transaction accounts ..............................               59,900                32,256                92,156
   Time deposits .................................................             (163,462)             (610,927)             (774,389)
   Other borrowings ..............................................              (21,190)                5,968               (15,222)
   Subordinated debt .............................................                    -                  (613)                 (613)
                                                                            -----------           -----------           -----------
     Total interest expense ......................................             (124,752)             (573,316)             (698,068)
                                                                            -----------           -----------           -----------
     Net interest income .........................................          $  (560,714)          $   194,656           $  (366,058)
                                                                            ===========           ===========           ===========

(1)  Changes in rate/volume have been allocated on a consistent basis to rate.
(2)  Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)  Income includes loan fees of $96,830 in 2010 and $179,603 in 2009.

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2010 was $3,509,324, compared to $2,278,674 for the six months ended June 30, 2009, an increase of $1,230,650. Gains on sales of available for sale securities totaled $1,618,959 for the six months ended June 30, 2010, compared with $885,604 for the six months ended June 30, 2009. The Company had gains on sales of other real estate owned of $640,113 for the six months ended June 30, 2010, compared to net losses of $11,936 for the six months ended June 30, 2009, a difference of $652,049. Rental income increased by $42,006 between the two periods, with these earnings totaling $199,928 and $157,922 for the six months ended June 30, 2010 and June 30, 2009, respectively. This increase was due primarily to rental income on leased properties acquired through foreclosure. Earnings from company owned life insurance decreased by $165,988 between the two periods, to $207,905 for the six months ending June 30, 2010 from $373,893 for the six months ending June 30, 2009, a result of declining market returns and the liquidation of policies with cash surrender values totaling $8.1 million during the first quarter of 2010.

Noninterest expenses for the six months ended June 30, 2010 were $6,644,062, compared to $7,639,713 for the six months ended June 30, 2009, a decrease of $995,651. The majority of this decrease was due to a decrease in salaries and employment benefits of $473,334 between the two periods, primarily due to the Company's not hiring replacements for a number of departed employees during the last twelve months. Insurance expense decreased by $359,919 between the two periods, largely the result of a special one-time FDIC assessment paid by the Company during the first six months of 2009, partially offset by higher premiums paid for FDIC insurance during 2010. Impairment charges on other real estate owned totaled $0 and $193,441 for the six months ended June 30, 2010 and June 30, 2009, respectively.

Noninterest income for the three months ended June 30, 2010 was $1,578,132, compared to $1,591,491 for the three months ended June 30, 2009, a decrease of $13,359. The decrease was primarily attributable to decreases of $102,057 and $87,618 in gains on sales of available for sale securities and company owned life insurance earnings, respectively. These decreases were largely offset by an increase of $201,131 in combined gains on sales of other real estate owned and premises and equipment.

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Noninterest Income and Expenses - continued

Noninterest expenses for the three months ended June 30, 2010 were $3,350,652, compared to $4,023,785 for the three months ended June 30, 2009, a decrease of $673,133 between the two periods. The decrease is primarily attributable to decreases of $433,120 and $147,441 in insurance costs and impairment charges on other real estate owned, respectively.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 59.7% of total deposits as of June 30, 2010. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLBA") and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. The Company also has a federal funds accommodation of $5 million with Nexity Bank. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond discount window. The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $34.4 million at June 30, 2010.

Loans

Nonfarm, nonresidential real estate loans comprised 29 percent of the total loan portfolio as of June 30, 2010, totaling $100.9 million. Loans secured by real estate for construction and land development totaled $52.4 million, or 15 percent of the portfolio while 1-4 family mortgage loans totaled $153.9 million, or 45 percent of the total loan portfolio, as of June 30, 2010. All other real estate loans totaled $6.1 million, or 2 percent of the total loan portfolio. Commercial and industrial loans comprised $26.9 million, or 8% of the total loan portfolio. Installment loans and other consumer loans to individuals comprised $2.9 million, or 1 percent of the total loan portfolio. Total loans decreased by $13.9 million during the six months ended June 30, 2010, due primarily to decreases of $9.8 million and $3.3 million in construction and land development loans and 1-4 family loans, respectively.

At June 30, 2010, the Company had no loans 90 days delinquent and still accruing interest and $24.7 million of nonaccrual loans. The Company had $6.4 million of other real estate owned at that date. The majority of nonaccrual loans are secured by real estate. The Company has 74 loans on nonaccrual status, and 21 of these loans totaling $8.4 million have been partially charged off by a total of $4.3 million. These partially charged off loans had aggregate principal balances totaling $12.7 million prior to chargeoff. The Company's nonaccrual loans are comprised of $8.0 million of construction and land development real estate loans, $9.2 million of nonfarm, nonresidential real estate loans, $5.5 million of 1-4 family mortgage loans, $1.4 million of multifamily real estate loans, and $600,000 of various loan types not secured by real estate, primarily commercial and industrial loans. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2009, the Company had no loans 90 days past due and still accruing interest, $9.8 million in other real estate owned, and $19.3 million of nonaccrual loans. At June 30, 2009, the Company had $1.4 million in loans 90 days past due and still accruing interest, $4.7 million in other real estate owned, and $15.0 million of nonaccrual loans. The allowance for loan losses was 3.00 percent of loans as of June 30, 2010, compared to 2.81 percent as of December 31, 2009 and 1.70 percent as of June 30, 2009. For the six months ended June 30, 2010 the Company recorded a loan loss provision of $1,800,000 compared to a loan loss provision of $550,000 during the first six months of 2009. The current year's loan loss provision is the result of an increase of $5.4 million in nonaccrual loans during the first six months of the year, as well as current year net chargeoffs of $1.6 million. Due to the current depressed state of the economy and declining real estate values in the Company's market area, management expects nonperforming assets to remain at elevated levels for the foreseeable future.

In management's opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company's loan portfolio. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Loans - (continued)

off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of June 30, 2010.

The following tables provide a year to date analysis of activity within the allowance for loan losses and an allocation for the allowance for loan losses among the various loan categories (notwithstanding the allocation, the entire allowance is available to absorb losses regardless of category):

(Amounts in thousands)
Balance at December 31, 2009 ..................................          $10,042
Current Year Loan Loss Provision ..............................            1,800
Charge- offs:
       Construction and land development ......................              978
       1-4 family residential .................................              452
       Multifamily ............................................               35
       Commercial and industrial ..............................               29
       Installment loans to individuals .......................              118
Recoveries:
       1-4 family residential .................................               15
       Nonfarm, nonresidential ................................               17
       Commercial and industrial ..............................               16
       Installment loans to individuals .......................                3
                                                                         -------
Balance at June 30, 2010 ......................................          $10,281
                                                                         =======

For the six months ended June 30, 2010, net chargeoffs to average loans outstanding totaled 0.90% on an annualized basis.

Detail of Allowance for Loan Losses Allocation

                                                                                              Period Ended June 30, 2010
                                                                                              --------------------------
                                                                             General Reserve        Specific Reserve          Total
                                                                             ---------------        ----------------          -----
 (Dollars in thousands)
Construction and Land Development ................................               $ 1,915               $   762               $ 2,677
Farmland .........................................................                     2                     -                     2
1-4 Family Residential ...........................................                 1,727                   160                 1,887
Multi-Family Residential .........................................                    91                   297                   388
Commercial Real Estate ...........................................                   811                 1,748                 2,559
Commercial and Industrial ........................................                   575                     -                   575
Consumer and Other ...............................................                   199                     -                   199
Other General Reserves ...........................................                 1,313                     -                 1,313
    Unallocated ..................................................                   681                     -                   681
                                                                                 -------               -------               -------
Total Allowance ..................................................               $ 7,314               $ 2,967               $10,281
                                                                                 =======               =======               =======

Allocations to the allowance for loan losses for construction and land development, 1-4 family residential, and commercial real estate loans as a percentage of the total allowance totaled 26.04%, 18.35%, and 24.89%, respectively. Allocations for all other loan types totaled 11.33%. Other general reserves related to risk factors not segregated by loan type totaled 12.77%. Unallocated general reserves totaled 6.62%. One of the components of general reserves is a historical loss factor which takes into account losses by loan type for our Company and other banks in our FDIC peer group dating back to 2007. The data used in this calculation for the most recent period lags by a quarter and uses annualized chargeoff data from the first quarter of 2010, as peer loss data is not published by the FDIC until the quarter following call report filings. In order to maintain comparability between our data and our peers' data, we use prior quarter data in computing both our Company's and our peers' most recent periods' historical loss data. When we prepare our September 30, 2010, allowance for loan losses calculation, we will use annualized chargeoff data for our Company and our peers through June 30, 2010. In the past, we have used only three years of historical chargeoff data in our calculation. However, beginning this quarter, we are using four years of chargeoff data in our calculation because we believe the inclusion of chargeoffs from 2007 produces a more realistic outcome of probable future losses. Average historical chargeoffs using four years of data back to 2007 produces 0.71% required reserves; when omitting 2007 and taking into account only three years of historical chargeoffs the required reserves are 0.94%. Annualized historical chargeoffs for 2010 produce required reserves of 0.68%, which is closer to the four year average than the three year average.

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Loans - (continued)

Historical chargeoffs for the 2009 year produced required reserves of 1.97%, which skewed the calculation upwards when only taking an average of three years of data. For these reasons we believe that using a four year chargeoff history for purposes of the general reserve calculation is appropriate at this time.

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At June 30, 2010 potential problem loans totaled $24.2 million. The Company's potential problem loans are comprised of $4.4 million of construction and land development real estate loans, $12.6 million of nonfarm, nonresidential real estate loans, $4.7 million of 1-4 family mortgage loans, $1.3 million of multifamily real estate loans, and $1.2 million of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Deposits

Deposits decreased $18.2 million during the first six months of 2010 to $350.3 million at June 30, 2010. The decrease was primarily attributable to interest bearing deposits, which decreased $21.5 million. Brokered and wholesale deposits decreased $21.3 million during the six month period, as the Company made efforts to decrease its reliance on wholesale funding. Partially offsetting this decrease in brokered and wholesale deposits was a $7.3 million increase in interest bearing savings and transaction accounts. This increase was primarily attributable to continued growth in the Company's Rewards Checking product, a high interest rate checking account offered to retail customers designed to increase the Company's market share in transaction accounts and increase its core deposits. Retail time deposits decreased by $7.5 million in the six months ended June 30, 2010, from $161.5 million at December 31, 2009, to $154.0 million at June 30, 2010.

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA Advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances are summarized as follows:

              Maturity                     Rate                     Balance
           -----------------           ------------           ---------------
           September 2010                  5.55%              $     7,000,000
           November 2010                   3.24%                    3,000,000
           February 2011                   0.54%                    4,500,000
           March 2011                      2.96%                    7,500,000
           September 2013                  4.75%                   10,000,000
           June 2014                       3.92%                    2,000,000
           October 2016                    4.25%                    5,000,000
           November 2016                   4.08%                    5,000,000
           January 2017                    4.35%                    5,000,000
           January 2017                    4.40%                    5,000,000
           January 2017                    4.46%                    5,000,000
           January 2017                    4.60%                    5,000,000
           March 2018                      2.33%                    5,000,000
           April 2018                      3.03%                    5,000,000
                                                              ---------------

           Balance                                            $    74,000,000
                                                              ===============

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"), a non-consolidated subsidiary of the Company, issued and sold a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities. The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets. The Capital Securities mature or are mandatorily redeemable upon maturity on September 30,

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Junior Subordinated Debentures - (continued)

2035, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010. The Company may also redeem the capital securities prior to such date upon occurrence of specified conditions and the payment of a redemption premium. See Note 12 to the consolidated financial statements for the year ended December 31, 2009, and the information set forth in Exhibit 13 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures" filed with our Form 10-K for the year ended December 31, 2009, for more information about the terms of the junior subordinated debentures. The securities issued by Southcoast Capital Trust III were effectively converted from a floating rate to a fixed rate through the use of an interest rate swap agreement. The agreement, which expires September 30, 2010, provides for the Company to make payments at a fixed rate of 6.32% in exchange for receiving payments at a variable rate (three month LIBOR plus 150 basis points). See Note 13 to the consolidated financial statements filed with our Form 10-K for the year ended December 31, 2009, for more information about the terms of the rate swap agreement.

Capital Resources
The capital base for the Company increased by $1,412,985 for the first six months of 2010, due to net income of $742,152, other comprehensive income of $616,661, and proceeds from stock issuances of $54,172 through our Employee Stock Purchase Plan. The Company's Tier 1 capital to average assets ratio was
11.11 percent as of June 30, 2010 compared to 11.34 percent as of December 31, 2009.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company's and the Bank's Tier 1 capital consists of common shareholders' equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. The Company's and the Bank's Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of June 30, 2010, the Company and the Bank exceeded their capital requirements as shown in the following table.

                                                                                          Capital Ratios
                                                                                          --------------
                                                                                         Well Capitalized     Adequately Capitalized
(Dollars in thousands)                                                 Actual               Requirement            Requirement
                                                                      ------               -----------            -----------
                                                                 Amount       Ratio     Amount        Ratio    Amount       Ratio
                                                                 ------       -----     ------        -----    ------       -----
The Bank
  Total capital (to risk-weighted assets) ................      $52,202       15.95%    32,719       10.00%    26,176       8.00%
  Tier 1 capital (to risk-weighted assets) ...............       48,036       14.68%    19,632        6.00%    13,088       4.00%
  Tier 1 capital (to average assets) .....................       48,036        9.77%    24,571        5.00%    19,657       4.00%
The Company
  Total capital (to risk-weighted assets) ................      $60,132       18.03%       N/A         N/A     26,678       8.00%
  Tier 1 capital (to risk-weighted assets) ...............       55,888       16.76%       N/A         N/A     13,339       4.00%
  Tier 1 capital (to average assets) .....................       55,888       11.11%       N/A         N/A     20,123       4.00%

                         SOUTHCOAST FINANCIAL CORPORATION

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations - continued

Off  Balance  Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2010, the Company had issued commitments to extend credit of $21,949,023 and standby letters of credit of $569,162 through various types of commercial lending arrangements. Approximately $18,948,981 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2010.

                                                                   After One    After Three
                                                                   Through       Through                    Greater
                                                    Within One      Three         Twelve     Within One       Than
                                                       Month        Months        Months         Year       One Year         Total
Unused commitments to extend credit ............   $ 3,241,238   $   969,858   $ 7,459,890   $11,670,986   $10,278,037   $21,949,023
Standby letters of credit ......................        40,000       305,810       218,239       564,049         5,113       569,162
                                                   -----------   -----------   -----------   -----------   -----------   -----------
    Totals .....................................   $ 3,281,238   $ 1,275,668   $ 7,678,129   $12,235,035   $10,283,150   $22,518,185
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





Date:    August 13, 2010                    By: s/L. Wayne Pearson
                                                ------------------------------
                                                L. Wayne Pearson
                                                Chief Executive Officer



Date:    August 13, 2010                    By: s/William C. Heslop
                                                ------------------------------
                                                William C. Heslop
                                                Chief Financial Officer

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