Form 10-Q
period 2010-09-30
SOUTHCOAST FINANCIAL CORP
filed 2010-11-15
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

__X___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

OR

_____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   [ X]        NO      [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]     No [   ] (Not yet applicable to Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   [    ]        NO       [ X ]

 State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

4,762,822 shares of common stock, no par value, as of October 31, 2010

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$16,411,271	$40,790,143
Federal funds sold	- .	108,587
Total cash and cash equivalents	16,411,271	40,898,730
Investment securities
Available for sale	74,833,246	60,775,809
Federal Home Loan Bank Stock, at cost	4,266,200	4,266,200
Total investment securities	79,099,446	65,042,009
Loans held for sale	291,567	320,079
Loans, net of allowance of $9,768,724 and $10,041,920	326,969,455	346,870,313
Premises and equipment, net	22,701,406	22,692,344
Other real estate owned, net	8,425,157	9,789,410
Company owned life insurance	11,415,710	19,234,080
Other assets	10,671,786	16,560,328
Total assets	$475,985,798	$521,407,293

Liabilities
Deposits
Noninterest-bearing	$29,677,643	$25,921,641
Interest-bearing	313,180,310	342,615,299
Total deposits	342,857,953	368,536,940
Securities sold under agreements to repurchase	4,754,271	9,404,218
Borrowings on cash value of Company owned life insurance	-	7,640,636
Federal Home Loan Bank Borrowings	67,000,000	74,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	3,175,196	6,434,707
Total liabilities	428,097,420	476,326,501
Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized;
4,740,641 shares outstanding at September 30, 2010 and
4,542,023 at December 31, 2009)	54,132,369	53,583,283
Retained deficit	(5,031,003)	(6,108,846)
Accumulated other comprehensive loss	(1,212,988)	(2,393,645)
Total shareholders’ equity	47,888,378	45,080,792
Total liabilities and shareholders’ equity	$475,985,798	$521,407,293

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION
Condensed Consolidated Statements of Income
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Interest income
Loans, including fees	$14,271,233	$17,321,288
Investment securities	1,925,894	1,996,536
Cash and federal funds sold	41,000	1,859
Total interest income	16,238,127	19,319,683
Interest expense
Deposits and borrowings	7,425,141	9,248,914
Net interest income	8,812,986	10,070,769
Provision for loan losses	2,125,000	1,550,000
Net interest income after provision for loan losses	6,687,986	8,520,769
Noninterest income
Service fees on deposit accounts	854,864	869,795
Fees on loans sold	113,550	247,604
Gain on sale of available for sale securities	2,279,466	1,310,043
Gain (loss) on sale of other real estate owned	666,356	(33,845)
Gain on sale of premises and equipment	123,318	5,413
Rental income	211,394	280,006
Company owned life insurance earnings	329,415	560,301
Other	136,501	148,045
Total noninterest income	4,714,864	3,387,362
Noninterest expenses
Salaries and employment benefits	4,956,679	5,553,170
Occupancy	1,045,564	1,050,960
Furniture and equipment	1,091,516	985,537
Software	278,508	258,240
Insurance	720,303	952,824
Professional fees	559,434	589,590
Travel and entertainment	122,156	144,711
Telephone, postage and supplies	260,315	277,471
Foreclosure fees and other real estate owned carrying costs	372,094	116,643
Impairment charges on other real estate owned	-	240,441
Other operating expenses	588,292	713,501
Total noninterest expenses	9,994,861	10,883,088
Income before income taxes	1,407,989	1,025,043
Income tax expense (benefit)	330,146	(4,087)
Net income	$1,077,843	$1,029,130
Basic net income per common share	$.24	$.23
Diluted net income per common share	$.24	$.23
Weighted average shares outstanding
Basic	4,575,949	4,528,821
Diluted	4,575,949	4,528,821

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
Interest income
Loans, including fees	$4,720,871	$5,525,107
Investment securities	529,658	559,737
Cash and federal funds sold	17,959	903
Total interest income	5,268,488	6,085,747
Interest expense
Deposits and borrowings	2,370,117	2,644,885
Net interest income	2,898,371	3,440,862
Provision for loan losses	325,000	1,000,000
Net interest income after provision for loan losses	2,573,371	2,440,862
Noninterest income
Service fees on deposit accounts	311,212	272,569
Fees on loans sold	50,173	82,100
Gain on sale of available for sale securities	660,507	424,439
Gain (loss) on sale of other real estate owned	26,243	(21,909)
Rental income	11,466	122,084
Company owned life insurance earnings	121,510	186,408
Other	24,429	42,997
Total noninterest income	1,205,540	1,108,688
Noninterest expenses
Salaries and employment benefits	1,636,121	1,759,278
Occupancy	334,383	337,892
Furniture and equipment	363,755	313,119
Software	80,962	83,583
Insurance	325,882	198,484
Professional fees	159,203	140,418
Travel and entertainment	37,655	37,253
Telephone, postage, and supplies	82,581	88,084
Foreclosure fees and other real estate owned carrying costs	126,355	52,902
Impairment charges on other real estate owned	-	47,000
Other operating expenses	203,902	185,362
Total noninterest expenses	3,350,799	3,243,375
Income before income taxes	428,112	306,175
Income tax expense	92,421	1,778
Net income	$335,691	$304,397
Basic net income per common share	$.07	$.07
Diluted net income per common share	$.07	$.07
Weighted average shares outstanding
Basic	4,619,322	4,535,274
Diluted	4,619,322	4,535,274

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income (Loss)
For the nine months ended September 30, 2010 and 2009
(Unaudited)

	Common Stock		Retained earnings	Accumulated other comprehensive income
	Shares	Amount	(deficit)	(loss)	Total
Balance, December 31, 2008	4,513,463	$53,441,978	$2,814,566	$(1,023,440)	$55,233,104

Net income for the period			1,029,130		1,029,130

Other comprehensive loss
Unrealized holding gains
on securities available for sale
net of taxes of $17,779				31,611	31,611

Less reclassification adjustment for
gains included in net income, net of
taxes of $471,615				(838,428)	(838,428)

Comprehensive income					222,313

Employee stock purchase plan	21,811	108,100		.	108,100

Balance, September 30, 2009	4,535,274	$53,550,078	$3,843,696	$(1,830,257)	$55,563,517

Balance, December 31, 2009	4,542,023	$53,583,283	$(6,108,846)	$(2,393,645)	$45,080,792

Net income for the period			1,077,843		1,077,843

Other comprehensive income
Unrealized holding gains on securities available for sale
net of taxes of $1,484,727				2,639,515	2,639,515

Less reclassification adjustment for
gains included in net income, net of
taxes of $820,608				(1,458,858)	(1,458,858)

Comprehensive income					2,258,500

Proceeds from issuance of shares
pursuant to private offering to
directors and officers, net of offering
costs of $19,838	170,815	462,908			462,908

Employee stock purchase plan	27,803	86,178	.	. .	86,178

Balance, September 30, 2010	4,740,641	$54,132,369	$(5,031,003)	$(1,212,988)	$47,888,378

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30,
	2010	2009
Operating activities
Net income	$1,077,843	$1,029,130
Adjustments to reconcile net income to net
cash provided by (used for) operating activities
(Increase) decrease in deferred income taxes	1,308,778	(1,556,428)
Provision for loan losses	2,125,000	1,550,000
Depreciation and amortization	810,498	903,346
Discount accretion and premium amortization	321,864	14,317
Gain on sale of securities	(2,279,466)	(1,310,043)
Gain on sale of premises and equipment	(123,318)	(5,413)
Deferred gain on disposal of premises and equipment	-	(185,879)
(Gain) loss on sale of other real estate owned	(666,356)	33,845
Impairment charges on other real estate owned	-	240,441
Originations of loans held for sale	(8,278,365)	(56,376,382)
Proceeds from sales of loans held for sale	8,306,877	55,732,086
Increase in value of Company owned life insurance	(329,415)	(560,301)
Decrease in other assets	4,409,476	292,704
Decrease in other liabilities	(3,259,511)	(673,491)

Net cash provided by (used for) operating activities	3,423,905	(872,068)

Investing activities
Sales of Federal Home Loan Bank stock	-	243,300
Purchases of investment securities available-for-sale	(121,842,529)	(33,986,354)
Sales, calls, and maturities of investment securities available-for-sale	111,093,639	43,886,268
Proceeds from sales of premises and equipment	823,318	665,377
Purchases of premises and equipment	(1,519,560)	(355,348)
Proceeds from sales of other real estate owned	7,268,906	2,474,938
Proceeds from liquidation of Company owned life insurance	8,147,785	-
Capital expenditures to other real estate owned	(57,966)	(77,292)
Net decrease in loans	12,595,527	13,285,768

Net cash provided by investing activities	16,509,120	26,136,657

Financing activities
Increase (decrease) in borrowings	(19,290,583)	229,642
Net proceeds from issuances of stock	549,086	108,100
Net decrease in deposits	(25,678,987)	(24,282,512)

Net cash used for financing activities	(44,420,484)	(23,944,770)

Increase (decrease) in cash and cash equivalents	(24,487,459)	1,319,819

Cash and cash equivalents, beginning of period	40,898,730	22,561,570

Cash and cash equivalents, end of period	$16,411,271	$23,881,389

Cash paid during the year for:
Income taxes	$612,367	$1,001,779
Interest	$7,188,681	$10,829,277

See Notes to Condensed Consolidated Financial Statements

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

Note 2 - Organization

Southcoast Financial Corporation (the “Company”) is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the “Bank”).  On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company.  The Company presently engages in no business other than that of owning the Bank and another subsidiary, Southcoast Investment Corporation, and has no employees.

Note 3 - Net Income Per Share

The Company calculates earnings per share in accordance with generally accepted accounting principles, which specify the computation, presentation, and disclosure requirements for earnings per share (“EPS”) for entities with publicly held common stock or potential common stock such as options, warrants, convertible securities, or contingent stock agreements if those securities trade in a public market.

They also specify the computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures.  Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding.  The computation for diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options outstanding under the Company’s stock option plan is reflected in diluted EPS by application of the treasury stock method.  These options have expired and the Company has no dilutive instruments outstanding.

Note 4 – Recently Issued Accounting Standards

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

In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 4 - Recently Issued Accounting Standards- (continued)

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112.  The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interest(s)”.  The updates were effective upon issuance but had no impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	September 30, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair value
Available for sale
Mortgage backed	$62,296,593	$599,109	$100,506	$62,795,196
Municipal securities	9,838,830	435,644	23,050	10,251,424
Other	4,657,322	. -	2,870,696	1,786,626
Total	$76,792,745	$1,034,753	$2,994,252	$74,833,246

	December 31, 2009
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair value
Mortgage backed	$52,239,896	$415,749	$801,319	$51,854,326
Municipal securities	7,195,637	101,185	81,095	7,215,727
Other	4,650,721	- .	2,944,965	1,705,756
Total	$64,086,254	$516,934	$3,827,379	$60,775,809

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 – Investment Securities – (continued)

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

Available for Sale
	September 30, 2010
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage backed	$15,801,294	$11,005	$1,134,677	$89,501	$16,935,971	$100,506
Municipal securities	-	-	466,555	23,050	466,555	23,050
Other	-	-	826,626	2,870,696	826,626	2,870,696
	$15,801,294	$11,005	$2,427,858	$2,983,247	$18,229,152	$2,994,252
Total

	December 31, 2009
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage backed	$15,072,875	$454,116	$3,090,849	$347,203	$18,163,724	$801,319
Municipal securities	2,025,865	25,516	1,416,119	55,579	3,441,984	81,095
Other	-	-	745,756	2,944,965	745,756	2,944,965

Total	$17,098,740	$479,632	$5,252,724	$3,347,747	$22,351,464	$3,827,379

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,983,247, or five securities comprising 99% of total unrealized losses, and $3,347,747, or eight securities comprising 87% of total unrealized losses, at September 30, 2010 and December 31, 2009, respectively.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in value is attributable to a combination of changes in market interest rates and, in some cases, the lack of liquidity in these securities and is not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

The unrealized loss attributable to other securities relates to market valuations on two individual pooled trust preferred securities.  These securities are considered Level 3 securities in the fair value hierarchy, as they both trade in less than liquid markets.  The valuations of these securities reflect the lack of liquidity in these securities.  One of the securities with an amortized cost of $1.8 million and fair value of $731,000 is receiving contractual interest payments, while the other with an amortized cost of $1.9 million and fair value of $95,000 is receiving payment-in-kind interest, which consists of capitalization of interest amounts due on the security.  Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security.  The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment.  The result of their analysis indicated no other-than-temporary impairment on this security at the current time.  Their analysis used relevant assumptions about the probabilities of default for underlying issuers within the pool and included a discounted cash flow analysis in order to arrive at their conclusion.  Though the Company has not recorded impairment expense on either security, it has discontinued the accrual of interest on the security receiving payment-in-kind interest and accounts for this security as a nonaccrual asset.  If, at a future date, contractual principal and interest payments resume on this security and the Company’s cash flow analysis continues to show no other-than-temporary impairment, this security may become eligible to be returned to accrual status.  The credit quality of these securities is directly related to the financial strength and ability to make contractual interest payments of the underlying issuers in these securities, most of which are banks.  As such, these securities may show other-than-temporary impairment in future periods if the financial condition of the underlying issuers deteriorates.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 – Investment Securities – (continued)
The amortized costs and fair values of investment securities available for sale at September 30, 2010 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due after five but within ten years	$1,827,994	$1,939,971
Due after ten years	12,518,158	9,948,079
Mortgage backed	62,296,593	62,795,196
Equity securities with no maturity	150,000	150,000
Total investment securities available-for-sale	$76,792,745	$74,833,246

Note 6 – Fair Value of Financial Instruments

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

Assets measured at fair value on a recurring basis are as follows as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30, 2010
	Quoted market price inactive markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Mortgage backed securities	$-	$62,795	$-

Municipal securities	-	10,251	-

Other securities	-	460	1,327

Loans held for sale	-	292	-

Total assets at fair value	$-	$73,798	$1,327

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Fair Value of Financial Instruments – (continued)

	December 31, 2009
	Quoted market price inactive markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Mortgage backed securities	$-	$51,855	$-

Municipal securities	-	7,216	-

Other securities	-	460	1,245

Loans held for sale	-	320	-

Interest rate swap
derivative instrument	-	(329)	-
Total assets at fair value	$-	$59,522	$1,245

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30, 2010
	Quoted market price inactive markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired Loans		$20,316

Other Real Estate Owned	-	8,425	-
Total assets at fair value	$-	$28,741	$-

	December 31, 2009
	Quoted market price inactive markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Impaired Loans		$23,478

Other Real Estate Owned	-	9,789	-
Total assets at fair value	$-	$33,267	$-

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Fair Value of Financial Instruments – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the nine months ended
September 30, 2010 and 2009(amounts in thousands):

	September 30,
	2010	2009
Beginning of Year Balance	$1,245	$2,901
Discount Accretion	7	4
Principal Paydowns	-	(7)
Unrealized Gain (Loss)	75	(1,473)
Ending Balance	$1,327	$1,425

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

Available for Sale Investment Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

The following is a description of the valuation methodologies used for assets and liabilities that are not recorded at fair value, but whose fair value must be estimated and disclosed:

Loans

For certain categories of loans, such as variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value.  The Company considers individual problem loans with principal balances of $250,000 or greater for impairment.  The fair value of impaired loans is estimated using one of several methods, including

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Fair Value of Financial Instruments – (continued)

the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral.  At September 30, 2010, substantially all impaired loans were evaluated based on the fair value of the collateral.  Those impaired loans not requiring an allowance for loan losses allocation represent loans with fair values exceeding their recorded investments.  Impaired loans for which an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.

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

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):
	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$16,411	$16,411	$40,790	$40,790
Federal funds sold	-	-	109	109
Investment securities	79,099	79,099	65,042	65,042
Loans held for sale	292	292	320	320
Loans, gross	336,738	334,934	356,912	358,618
Other Real Estate Owned, net	8,425	8,425	9,789	9,789
Financial liabilities:
Deposits	342,858	337,972	368,537	360,805
Short term borrowings	4,754	4,754	17,045	17,045
Advances from Federal Home Loan Bank	67,000	60,231	74,000	69,363
Junior subordinated debentures	10,310	10,310	10,310	10,310

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Financial instruments with off-
Balance sheet risk:
Commitments to extend credit	$22,150	-	$21,996	$-
Standby letters of credit	640	-	767	-
Derivative instruments	-	-	10,000	(329)

Note 7 – Subsequent Events

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Results of operations for the period ending September 30, 2010 are not necessarily indicative of the results to be attained for any other period.

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

SOUTHCOAST FINANCIAL CORPORATION
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The Company’s net income for the nine months ended September 30, 2010 was $1,077,843, or $.24 per basic share, compared to $1,029,130, or $.23 per basic share, for the nine months ended September 30, 2009.  The average number of basic shares outstanding for the nine months ended September 30, 2010 was 4,575,949 compared to 4,528,821 for the nine months ended September 30, 2009.

The Company’s net income for the three months ended September 30, 2010 was $335,691, or $.07 per basic share, compared to $304,397, or $.07 per basic share, for the three months ended September 30, 2009.  The average number of basic shares outstanding for the three months ended September 30, 2010 was 4,619,322 compared to 4,535,274 for the three months ended September 30, 2009.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings.  Net interest income was $8,812,986 for the nine months ended September 30, 2010, compared to $10,070,769 for the nine months ended September 30, 2009.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the nine months ended September 30, 2010 decreased 4.9 percent to $424.6 million from the $446.4 million reported for the nine months ended September 30, 2009.  The decrease was attributable to a decrease of $52.2 million in average loans, partially offset by an increase of $30.5 million in average total investments, cash, and federal funds sold.  The decrease in average loans between the two periods was due to a slower lending environment brought on by the economic downturn and increased nonaccrual loans and other real estate owned.  Average nonaccrual loans totaled $24.1 million and $14.6 million for the nine months ended September 30, 2010 and 2009, respectively.  Average other real estate owned totaled $8.2 million and $3.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Average interest bearing liabilities for the nine months ended September 30, 2010 decreased 1.6 percent to $423.3 million from the $430.1 million reported for the nine months ended September 30, 2009.  The decrease was attributable to decreases of $17.4 million and $5.8 million in average time deposits and other borrowings, respectively.  These decreases were partially offset by an increase of $16.5 million in average savings and transaction accounts.  The decrease in average time deposits was attributable to a $32.0 million decrease in average brokered and wholesale time deposits, partially offset by a $14.6 million increase in average retail time deposits.  The decrease in average other borrowings was primarily attributable to decreases of $1.7 million and $3.2 million in Federal Home Loan Bank Borrowings and federal funds purchased, respectively.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the nine months ended September 30, 2010 and 2009.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

	For the nine months ended			For the nine months ended
	September 30, 2010			September 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$20,734,528	$41,000	0.26%	$8,376,452	$8,187	0.13%
Investments – taxable	74,189,312	1,664,001	3.00	48,815,680	1,493,872	4.09
Investments - nontaxable (2)	8,300,816	409,207	6.59	15,557,884	775,525	6.66
Total investments and
federal funds sold	103,224,656	2,114,208	2.74	72,750,016	2,277,584	4.19
Loans (3) (4)	321,367,631	14,271,233	5.93	373,606,927	17,321,288	6.19
Total earning assets	424,592,287	16,385,441	5.16%	446,356,943	19,598,872	5.87%
Other assets	80,371,083			72,769,845
Total assets	$504,963,370			$519,126,788
Liabilities
Savings and
transaction accounts	$80,711,032	928,814	1.54%	$64,258,684	646,727	1.35%
Time deposits	246,532,226	3,682,855	2.00	263,896,916	5,728,807	2.90
Other borrowings	85,767,962	2,334,991	3.64	91,579,521	2,393,697	3.49
Subordinated debt	10,310,000	478,481	6.20	10,310,000	479,683	6.22
Total interest bearing
liabilities	423,321,220	7,425,141	2.35	430,045,121	9,248,914	2.88
Non-interest bearing
liabilities	35,157,565			33,683,357
Total liabilities	458,478,785	7,425,141	2.17	463,728,478	9,248,914	2.67
Equity	46,484,585			55,398,310
Total liabilities
and equity	$504,963,370			$519,126,788
Net interest
income/margin (5)		$8,960,300	2.82%		$10,349,958	3.10%
Net interest spread (6)			2.81%			2.99%

(1)	Annualized
(2)	Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $414,861 in 2010 and $500,686 in 2009.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

As shown above, for the nine months ended September 30, 2010 the average yield on earning assets was 5.16 percent, while the average cost of interest bearing liabilities was 2.35 percent.  For the nine months ended September 30, 2009 the average yield on earning assets was 5.87 percent and the average cost of interest-bearing liabilities was 2.88 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  The net interest margin is computed by annualizing year to date interest income and expense, taking the difference, and dividing the resulting figure by average interest earning assets.  The net interest margin was 2.82 percent and 3.10 percent for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in the net interest margin is primarily attributable to a decrease in average interest earning assets of $21.8 million between the two periods, partially offset by a $6.7 million decrease in average interest bearing liabilities.  The combined increase of $13.9 million between the two periods in average nonaccrual loans and other real estate owned was the primary cause of the decrease in average interest earning assets between the two periods.  The cost of average total liabilities was 2.17 percent and 2.67 percent for the nine months ended September 30, 2010 and 2009, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued
Average earning assets for the three months ended September 30, 2010 decreased 1.3 percent to $423.6 million from the $429.2 million reported for the three months ended September 30, 2009.  The decrease was attributable to a decrease of $46.2 million in average loans, partially offset by a $40.6 million increase in average investments and federal funds sold.

Average interest bearing liabilities for the three months ended September 30, 2010 decreased 0.9 percent to $413.6 million from the $417.3 million reported for the three months ended September 30, 2009.  The change was due to decreases in average time deposits and other borrowings of $7.6 million and $7.4 million, respectively, between the two periods, partially offset by an increase in average savings and transaction accounts of $11.3 million.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended September 30, 2010 and 2009.

	For the three months ended			For the three months ended
	September 30, 2010			September 30, 2009
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$25,469,846	$17,959	0.28%	$6,498,688	$2,523	0.15%
Investments – taxable	70,849,740	430,956	2.41	47,071,574	429,571	3.62
Investments - nontaxable (2)	9,806,684	154,222	6.24	12,017,236	200,853	6.63
Total investments and
federal funds sold	106,126,270	603,137	2.25	65,587,498	632,947	3.83
Loans (3) (4)	317,397,567	4,720,871	5.90	363,638,083	5,525,107	6.03
Total earning assets	423,523,837	5,324,008	4.99%	429,225,581	6,158,054	5.69%
Other assets	75,477,153			78,436,600
Total assets	$499,000,990			$507,662,181
Liabilities
Savings and
transaction accounts	$84,763,770	313,612	1.47%	$73,486,586	285,756	1.54%
Time deposits	232,886,354	1,122,681	1.91	240,451,010	1,405,020	2.32
Other borrowings	85,679,900	773,063	3.58	93,071,569	792,600	3.38
Subordinated debt	10,310,000	160,761	6.19	10,310,000	161,509	6.22
Total interest bearing
liabilities	413,640,024	2,370,117	2.27	417,319,165	2,644,885	2.51
Non-interest bearing
liabilities	37,490,779			33,670,546
Total liabilities	451,130,803	2,370,117	2.08	450,989,711	2,644,885	2.33
Equity	47,879,187			56,672,470
Total liabilities	$499,009,990			$507,662,181
and equity
Net interest
income/margin (5)		$2,953,891	2.77%		$3,513,169	3.25%
Net interest spread (6)			2.72%			3.18%

(1)	Annualized
(2)	Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $189,740 in 2010 and $144,510 in 2009.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued

As reflected above, for the three months ended September 30, 2010 the average yield on earning assets was 4.99 percent, while the average cost of interest bearing liabilities was 2.27 percent.  For the three months ended September 30, 2009 the average yield on earning assets was 5.69 percent and the average cost of interest-bearing liabilities was 2.51 percent.  The decrease in the yield on earning assets and the rates paid on interest bearing liabilities is attributable to market interest rate decreases over the last year.  The net interest margin for the three months ended September 30, 2010 was 2.77 percent compared to 3.25 percent for the three months ended September 30, 2009.  The decrease in the net interest margin is primarily attributable to the decrease in yield on average earning assets outpacing the decrease in yield on average interest bearing liabilities between the two periods.  The decrease in the earning asset yield was largely the result of the reallocation of average interest bearing assets from higher yielding loans to lower yielding investment securities between the two periods.  The cost of total liabilities was 2.08 percent for the three months ended September 30, 2010, compared to 2.33 percent for the three months ended September 30, 2009.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the nine months ended September 30, 2010
	Versus nine months ended September 30, 2009 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$12,079	$20,734	$32,813
Investments - taxable	776,491	(606,362)	170,129
Investments - non taxable (2)	(361,749)	(4,569)	(366,318)
Total investments and federal funds sold	426,821	(590,197)	(163,376)
Net loans (3)	(2,419,600)	(630,455)	(3,050,055)
Total interest income	(1,992,779)	(1,220,652)	(3,213,431)
Interest expense:
Savings and transaction accounts	165,583	116,504	282,087
Time deposits	(376,961)	(1,668,991)	(2,045,952)
Other borrowings	(151,902)	93,196	(58,706)
Subordinated debt	-	(1,202)	(1,202)
Total interest expense	(363,280)	(1,460,493)	(1,823,773)
Net interest income	$(1,629,499)	$239,841	$(1,389,658)

(1)	Changes in rate/volume have been allocated on a consistent basis to rate.
(2)	Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)	Income includes loan fees of $414,861 in 2010 and $500,686 in 2009.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued

	Analysis of Changes in Net Interest Income
	For the three months ended September 30, 2010
	Versus three months ended September 30, 2009 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$7,366	$8,070	$15,436
Investments - taxable	216,997	(215,612)	1,385
Investments - non taxable (2)	(36,947)	(9,684)	(46,631)
Total investments and federal funds sold	187,416	(217,226)	(29,810)
Net loans (3)	(702,577)	(101,659)	(804,236)
Total interest income	(515,161)	(318,885)	(834,046)
Interest expense:
Savings and transaction accounts	43,852	(15,996)	27,856
Time deposits	(44,202)	(238,137)	(282,339)
Other borrowings	(62,948)	43,411	(19,537)
Subordinated debt	-	(748)	(748)
Total interest expense	(63,298)	(211,470)	(274,768)
Net interest income	$(451,863)	$(107,415)	$(559,278)

(1)	Changes in rate/volume have been allocated on a consistent basis to rate.
(2)	Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)	Income includes loan fees of $189,740 in 2010 and $144,510 in 2009.

Noninterest Income and Expenses
Noninterest income for the nine months ended September 30, 2010 was $4,714,864, compared to $3,387,362 for the nine months ended September 30, 2009, an increase of $1,327,502.  Gains on sales of available for sale securities totaled $2,279,466 for the nine months ended September 30, 2010, compared with $1,310,043 for the nine months ended September 30, 2009, an increase of $969,423.  The Company had gains on sales of other real estate owned of $666,356 for the nine months ended September 30, 2010, compared to losses on sales of $33,845 for the nine months ended September 30, 2009, a difference of $700,201.  Proceeds from the sales of other real estate owned totaled $7,268,906 and $2,474,938 for the nine months ended September 30, 2010 and 2009, respectively, as the Company has been able to liquidate more of its foreclosed property during 2010.  Earnings from company owned life insurance decreased by $230,886 between the two periods, to $329,415 for the nine months ended September 30, 2010 from $560,301 for the nine months ended September 30, 2009, a result of declining market returns and the liquidation of policies with cash surrender values totaling $8.1 million during the first quarter of 2010.

Noninterest expenses for the nine months ended September 30, 2010 were $9,994,861, compared to $10,883,088 for the nine months ended September 30, 2009, a decrease of $888,227.  The majority of this decrease was due to a decrease in salaries and employment benefits of $596,491 between the two periods, primarily due to the Company’s not hiring replacements for a number of departed employees during the last twelve months.  Insurance expense decreased by $232,521 between the two periods, largely the result of a special one-time FDIC assessment paid by the Company during the first nine months of 2009, partially offset by higher premiums paid for FDIC insurance during 2010.  Foreclosure fees and other real estate owned carrying costs increased by $255,451 between the two periods, to $372,094 for the nine months ended September 30, 2010 from $116,643 for the nine months ended September 30, 2009.  Impairment charges on other real estate owned totaled $0 and $240,441 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Noninterest income for the three months ended September 30, 2010 was $1,205,540, compared to $1,108,688 for the three months ended September 30, 2009, an increase of $96,852.  The increase was primarily attributable to increases of $236,068 and $48,152 in gains on sales of available for sale securities, and gains on sale of other real estate owned, respectively.  The increase was largely offset by decreases of $110,618 and $64,898 in rental income, and company owned life insurance earnings, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses – continued

Noninterest expenses for the three months ended September 30, 2010 were $3,350,799, compared to $3,243,375 for the three months ended September 30, 2009, an increase of $107,424 between the two periods.  The increase is primarily attributable to  an increase of $127,398 in insurance costs.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area.  Core deposits (total deposits less certificates for $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 66.8% of total deposits as of September 30, 2010.  Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans.  The Company also has federal funds accommodations of $5 million with Nexity Bank and $5 million with Center State Bank.  Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond discount window.  The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line.  Total available borrowings under this line were $33.3 million at September 30, 2010.

Loans

Nonfarm, nonresidential real estate loans comprised 28 percent of the total loan portfolio as of September 30, 2010, totaling $95.0 million.  Loans secured by real estate for construction and land development totaled $52.9 million, or 16 percent of the portfolio while 1-4 family mortgage loans totaled $153.0 million, or 45 percent of the total loan portfolio, as of September 30, 2010.  All other real estate loans totaled $7.3 million, or 2 percent of the total loan portfolio.  Commercial and industrial loans comprised $25.5 million, or 8% of the total loan portfolio.  Installment loans and other consumer loans to individuals comprised $3.0 million, or 1 percent of the total loan portfolio.  Total loans decreased by $20.2 million during the nine months ended September 30, 2010, due primarily to decreases of $9.3 million of construction and land development loans, $3.8 million of 1-4 family loans, $3.7 million of non-farm nonresidential loans, and $3.7 million of  commercial and industrial loans.

At September 30, 2010, the Company had $1.3 million of loans 90 days delinquent and still accruing interest and $21.3 million of nonaccrual loans.  The Company had $8.4 million of other real estate owned at that date.  The majority of nonaccrual loans are secured by real estate.  The Company has 72 loans on nonaccrual status, and 14 of these loans totaling $4.2 million have been partially charged off by a total of $3.2 million.  These partially charged off loans had aggregate principal balances totaling $7.4 million prior to chargeoff.  The Company’s nonaccrual loans are comprised of $5.0 million of construction and land development real estate loans, $8.8 million of nonfarm, nonresidential real estate loans, $5.4 million of 1-4 family mortgage loans, $1.5 million of multifamily real estate loans, and $600,000 of various loan types not secured by real estate, primarily commercial and industrial loans.  The primary risk of loss on these loans is a potential deterioration of real estate collateral values.  At December 31, 2009, the Company had no loans 90 days past due and still accruing interest, $9.8 million in other real estate owned, and $19.3 million of nonaccrual loans.  At September 30, 2009, the Company had $1.6 million in loans 90 days past due and still accruing interest, $9.5 million in other real estate owned, and $20.8 million of nonaccrual loans.  The allowance for loan losses was 2.90 percent of loans as of September 30, 2010, compared to 2.81 percent as of December 31, 2009 and 1.79 percent as of September 30, 2009.  For the nine months ended September 30, 2010 the Company recorded a loan loss provision of $2,125,000 compared to a loan loss provision of $1,550,000 during the first nine months of 2009.  The current year’s loan loss provision is the result of the current year’s increase in nonaccrual loans.  Due to the current depressed state of the economy and declining real estate values in the Company’s market area, management expects nonperforming assets to remain at elevated levels for the foreseeable future.  In management’s opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company’s loan portfolio.  In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of September 30, 2010.

The following tables provide a year to date analysis of activity within the allowance for loan losses and an allocation for the allowance for loan losses among the various loan categories (notwithstanding the allocation, the entire allowance is available to absorb losses regardless of category):

(Amounts in thousands)
Balance at December 31, 2009	$10,042
Current Year Loan Loss Provision	2,125
Charge- offs:
Construction and land development	1,913
1-4 family residential	472
Multifamily	35
Nonfarm, nonresidential	92
Commercial and industrial	63
Installment loans to individuals	128
Recoveries:
Construction and land development	5
1-4 family residential	21
Nonfarm, nonresidential	256
Commercial and industrial	19
Installment loans to individuals	4
Balance at September 30, 2010	$9,769

For the nine months ended September 30, 2010, net chargeoffs to average loans outstanding totaled 0.63% on an annualized basis.

Detail of Allowance for Loan Losses Allocation
	Period Ended September 30, 2010
	General Reserve	Specific Reserve	Total
	(Dollars in thousands)
Construction and Land Development	$2,256	$323	$2,579
Farmland	2	-	2
1-4 Family Residential	1,878	155	2,033
Multi-Family Residential	97	82	179
Commercial Real Estate	747	1,652	2,399
Commercial and Industrial	608	-	608
Consumer and Other	181	-	181
Other General Reserves	1,186	-	1,186
Unallocated	602	-	602
Total Allowance	$7,557	$2,212	$9,769

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

Allocations to the allowance for loan losses for construction and land development, 1-4 family residential, and commercial real estate loans as a percentage of the total allowance totaled 26.40%, 20.82%, and 24.56%, respectively.  Allocations for all other loan types totaled 9.92%.  Other general reserves related to risk factors not segregated by loan type totaled 12.14%.  Unallocated general reserves totaled 6.16%.  One of the components of general reserves is a historical loss factor which takes into account losses by loan type for our Company and other banks in our FDIC peer group dating back to 2007.  The data used in this calculation for the most recent period  lags by a quarter and uses annualized chargeoff data from the first quarter of 2010, as peer loss data is not published by the FDIC until the quarter following call report filings.  In order to maintain comparability between our data and our peers’ data, we use prior quarter data in computing both our Company’s and our peers’ most recent periods’ historical loss data.

Management identifies and maintains a list of potential problem loans.  These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more.  A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms.  At September 30, 2010 potential problem loans totaled $23.7 million.  The Company’s potential problem loans are comprised of $9.8 million of construction and land development real estate loans, $4.5 million of nonfarm, nonresidential real estate loans, $6.3 million of 1-4 family mortgage loans, $1.3 million of multifamily real estate loans, and $1.8 million of various loan types not secured by real estate, primarily commercial and industrial loans.  As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Deposits

Deposits decreased $25.7 million during the first nine months of 2010 to $342.9 million at September 30, 2010.  The decrease was primarily attributable to interest bearing deposits, which decreased $29.4 million, offset by a $3.7 million increase in noninterest bearing deposits.  Brokered and wholesale deposits totaled $104.5 million and $76.4 million at December 31, 2009, and September 30, 2010, respectively, a decrease of $28.1 million, as the Company made efforts to decrease its reliance on wholesale funding.  Partially offsetting this decrease in brokered and wholesale deposits was a $12.1 million increase in interest bearing savings and transaction accounts.  This increase was primarily attributable to continued growth in the Company’s Rewards Checking product, a high interest rate checking account offered to retail customers designed to increase the Company’s market share in transaction accounts and increase its core deposits.  Retail time deposits decreased by $13.4 million in the nine months ended September 30, 2010, from $161.5 million at December 31, 2009, to $148.1 million at September 30, 2010.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA Advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances are summarized as follows:

Maturity	Rate	Balance
November 2010	3.24%	$3,000,000
February 2011	0.29%	4,500,000
March 2011	2.96%	7,500,000
September 2013	4.75%	10,000,000
June 2014	3.92%	2,000,000
October 2016	4.25%	5,000,000
November 2016	4.08%	5,000,000
January 2017	4.35%	5,000,000
January 2017	4.40%	5,000,000
January 2017	4.46%	5,000,000
January 2017	4.60%	5,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000

Balance		$67,000,000

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"),  a non-consolidated subsidiary of the Company, issued and sold  a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities").  Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities.  The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets.  The Capital Securities mature or are mandatorily redeemable upon maturity on September 30,
2035, or upon earlier optional redemption as provided in the indenture. The Company has the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010.  See Note 12 to the consolidated financial statements for the year ended December 31, 2009, and the information set forth in Exhibit 13 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures” filed with our Form 10-K for the year ended December 31, 2009, for more information about the terms of the junior subordinated debentures.  The securities issued by Southcoast Capital Trust III were effectively converted from a floating rate to a fixed rate through the use of an interest rate swap agreement.  The agreement, which expired September 30, 2010, provided for the Company to make payments at a fixed rate of 6.32% in exchange for receiving payments at a variable rate (three month LIBOR plus 150 basis points).  See Note 13 to the consolidated financial statements filed with our Form 10-K for the year ended December 31, 2009, for more information about the terms of the interest rate swap agreement.

Capital Resources
The capital base for the Company increased by $2,807,586 during the first nine months of 2010, due to net income of $1,077,843, other comprehensive income of $1,180,657, and proceeds from stock issuances of $549,086 through a private offering to our directors and officers, and pursuant to our Employee Stock Purchase Plan.  The Company’s Tier 1 capital to average assets ratio was 11.45 percent as of September 30, 2010 compared to 11.34 percent as of December 31, 2009.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations.  The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources– (continued)

total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  These requirements are set by regulation and are shown in the table below which is applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings.  The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank.  As of September 30, 2010, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	54,596	15.89%	34,348	10.00%	27,479	8.00%
Tier 1 capital (to risk-weighted assets)	50,212	14.62%	20,609	6.00%	13,739	4.00%
Tier 1 capital (to average assets)	50,212	10.38%	24,192	5.00%	19,353	4.00%
The Company
Total capital (to risk-weighted assets)	61,294	17.59%	N/A	N/A	27,876	8.00%
Tier 1 capital (to risk-weighted assets)	56,849	16.32%	N/A	N/A	13,938	4.00%
Tier 1 capital (to average assets)	56,849	11.45%	N/A	N/A	19,858	4.00%

Off Balance Sheet Risk
The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party.  At September 30, 2010, the Company had issued commitments to extend credit of $22,150,145 and standby letters of credit of $639,999 through various types of commercial lending arrangements. Approximately $19,219,799 of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2010.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$3,036,025	$2,568,932	$6,618,506	$12,223,463	$9,926,682	$22,150,145
Standby letters of credit	307,159	57,880	274,960	639,999	-	639,999
Totals	$3,343,184	$2,626,812	$6,893,466	$12,863,462	$9,926,682	$22,790,144

Based on historical experience, many of the commitments and letters of credit will expire unfunded.  Accordingly, the amounts shown in the table above do not necessarily reflect the Company’s need for funds in the periods shown.  Further, through its various sources of liquidity, the Company believes it will be able to fund these obligations as they arise.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Company’s credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

SOUTHCOAST FINANCIAL CORPORATION

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 16, 2010.  There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

Item 4. - Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Sections 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Section 240.13a-15(e) and 240.15d-15(e), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, the Company sold shares of its common stock to certain of its directors and executive officers on the dates, in the amounts, and for the aggregate consideration set forth below.  The price per share was equal to the closing price of the Company’s common stock on the NASDAQ on the last trading day immediately preceding the date of the respective subscription agreements.

Date of Sale	Number of Shares	Aggregate Purchase Price
08/26/10	48,472	$134,996
08/30/10	8,706	25,248
09/08/10	100,000	285,000
09/09/10	3,637	10,002
09/16/10	10,000	27,500

Item 6.  Exhibits

31-1         Rule 13a-14(a) Certifications of CEO

31-2         Rule 13a-14(a) Certifications of CFO

32            Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	By:	s/L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: November 15, 2010	By:	s/William C. Heslop
William C. Heslop
Chief Financial Officer

SOUTHCOAST FINANCIAL CORPORATION

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.