Form 10-K
period 2010-12-31
SOUTHCOAST FINANCIAL CORP
filed 2011-03-10
CIK 1083689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	File Number 0-25933

SOUTHCOAST FINANCIAL CORPORATION
(Exact name of Registrant as specified in its Charter)

South Carolina	57-1079460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

530 Johnnie Dodds Boulevard, Mt.  Pleasant, South Carolina 29464
(Address of Principal Executive Office, Zip Code)

Registrant’s Telephone Number, Including Area Code: (843) 884-0504

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [  ] (Not yet applicable to registrant.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $10,516,944.  The Registrant has no non-voting common equity outstanding.  For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 28, 2011, there were 4,790,957 shares of the Registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2010 - Parts I and II
(2)	Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders - Part III

10-K CROSS REFERENCE INDEX

CAUTIONARY NOTICE WITH RESPECT TO
 FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters.  All statements that are not historical facts are “forward-looking statements.”

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.

Forward-looking statements include, but are not limited to, statements with respect to management’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company’s control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

All statements other than statements of historical fact are statements that could be forward-looking statements.  These forward-looking statements can be identified through use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	future economic and business conditions;
•	lack of sustained growth in the economies of the Company’s market areas;
•	government monetary and fiscal policies;
•	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•
the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;

•	credit risks;
•	higher than anticipated levels of defaults on loans;
•	perceptions by depositors about the safety of their deposits;
•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
•
the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

•	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
•	changes in accounting policies, rules and practices;
•	changes in technology or products may be more difficult or costly, or less effective, than anticipated;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
•	our ability to weather the current economic downturn;
•	loss of consumer or investor confidence; and
•	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

PART I

Item 1.  Business.

General

Southcoast Financial Corporation (the “Company”) is a South Carolina corporation organized in 1999 under the laws of South Carolina for the purpose of being a holding company for Southcoast Community Bank (the “Bank”).  On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company and the Company became the owner of all of the outstanding capital stock of the Bank.  The Company presently engages in no significant business other than that of owning the Bank and has no employees.

The Bank is a South Carolina state bank incorporated in June, 1998, which commenced operations as a commercial bank in July, 1998.  The Bank operates from its offices in Mt.  Pleasant, Charleston, Moncks Corner, Johns Island, Summerville, Goose Creek and North Charleston, South Carolina.  The main office is located at 530 Johnnie Dodds Boulevard, in Mt.  Pleasant; other Mt.  Pleasant offices are located at 602 Coleman Boulevard and 3305 South Morgan’s Point Road; the Charleston offices are located at 802 Savannah Highway and 1654 Sam Rittenberg Boulevard; the Moncks Corner office is located at 337 East Main Street; the Johns Island office is located at 2753 Maybank Highway; the Summerville office is located at 302 N.  Main Street; the Goose Creek office is located at 597 Old Mount Holly Road; and the North Charleston office is located at 8420 Dorchester Road.

The Bank offers a full array of commercial banking services.  Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services.  Most of the Bank’s deposits are attracted from individuals and small businesses.  The Bank does not offer trust services.

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

Management believes that the loan portfolio is adequately diversified. Management is not aware of any significant concentrations of loans made to any particular individuals, industries or groups of related individuals or industries, except for residential mortgage loans, commercial real estate loans, and construction and land development loans.  The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in the Bank’s service areas within Charleston, Dorchester and Berkeley Counties of South Carolina.  The economy of these areas is diversified and does not depend on any single industry or group of related industries. Approximately 90% of loans are secured by real estate located in those three counties or other coastal areas of South Carolina.  The Bank does not make any foreign loans.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g.  principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices with respect to these types of products and practices.  Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life.  For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan’s being fully paid (i.e.  balloon payment loans).  These loans are underwritten and monitored to manage the associated risks.  Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

Other services the Bank offers include residential mortgage loan origination services, safe deposit boxes, business courier service, night depository service, telephone banking, MasterCard brand credit cards, tax deposits, and 24-hour automated teller machines.

At March 1, 2011, the Bank employed 98 persons full-time.  The Company has no employees.  Management of the Bank believes that its employee relations are excellent.

Competition

The Bank competes in the Charleston - North Charleston MSA.  As of June 30, 2010, 30 banks, savings and loans, and savings banks with 210 branch locations competed in the Charleston - North Charleston MSA.  As of June 30, 2010, the Bank held 3.59% of total deposits in the MSA of $9.8 billion.

Banks generally compete with other financial institutions through the products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered.  South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks.  Consequently, commercial banking in South Carolina is highly competitive.  Furthermore, out-of-state banks may commence operations and compete in the Bank’s primary service area.  Many large banking organizations, several of which are controlled by out-of-state ownership, currently operate in the Bank’s market area.

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

Available Information

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act.  The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company does not have a website, but the Bank maintains a website at www.southcoastbank.com.  As required by SEC rules, the Company’s 2010 Annual Report to Shareholders and Proxy Statement for the 2011 Annual Meeting of Shareholders will be posted on this website upon mailing of such materials to shareholders.  Reports of beneficial ownership of securities filed on behalf of the Company’s directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934 are also available on the Bank’s website.  The Company does not post its other SEC filings on the Bank’s website because the Bank has only a small staff available to update and monitor the website, and the Company’s filings are readily available on the SEC website, www.sec.gov, without charge.  Persons who are unable to obtain such filings from the SEC website may obtain free copies from the Company upon request.

EFFECT OF GOVERNMENT REGULATION

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation, and administrative policies.  Relevant information about the regulatory framework that applies to the Company and the Bank is provided below.  This regulatory framework is intended primarily for the benefit and protection of the Bank’s depositors and the Depository Insurance Fund, and not for the protection of the Company’s shareholders or creditors.

Financial institutions are being subjected to increased scrutiny and enforcement activity by state and federal banking agencies, the United States Department of Justice, the Securities and Exchange Commission, and other state and federal regulatory agencies.  This increased scrutiny and enforcement activity entails significant potential increases in compliance requirements and associated costs.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations.  Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

As a bank holding company registered under the Bank Holding Company Act (“BHCA”), the Company is subject to supervision, and to regular inspection by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank is a state bank subject to regulation by the South Carolina State Board of Financial Institutions (“State Board”) and the FDIC.  The Company is also subject to regulation by the State Board.  The following discussion summarizes certain aspects of those laws and regulations that affect the Company and the Bank.  Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, the state legislature and before the various bank regulatory agencies, and such proposals have increased in the wake of the recent financial crisis.  The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are difficult to determine.

Under the BHCA, the Company’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  The Company may engage in a broader range of activities if it becomes a “financial holding company” pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption “Gramm-Leach-Bliley Act.” The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve.  In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

As noted above, the Company is also subject to regulation and supervision by the State Board.  A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries.  The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

Obligations of the Company to its Subsidiary Bank

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  In addition, the “cross-guarantee” provisions of the Federal Deposit Insurance Act, as amended (“FDIA”), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in its best interest.  The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank’s capital adequacy.  The Federal Reserve Board also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

As set forth under the caption “Management’s Discussion and Analysis – Capital Resources” in the Company’s Annual Report to Shareholders for the year ended December 31, 2010, which is included as Exhibit 13 to this Form 10-K, the Company and the Bank exceeded all applicable capital requirements at December 31, 2010.

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

Certain Transactions by the Company with its Affiliates

Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank’s loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate.  Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF.  Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).

As a result of recent bank failures, and in order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009, and collected a special assessment.  The Bank’s portion of the special assessment totaled $230,000, and was paid in September, 2009 based on deposits at June 30, 2009.  The FDIC also required insured institutions to pay three years of deposit insurance premiums in advance.  On December 30, 2009 the FDIC collected $2,101,398 from the Bank for deposit insurance premiums.  Of that amount, $133,487 related to the regular quarterly assessment, and $1,967,911 related to the prepayment of premiums for the years 2010, 2011 and 2012.  In 2010 and the following two years, on a quarterly basis, the FDIC will continue to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance.  The Bank will expense the current portion as calculated by the FDIC.  The amount expensed for 2010 was $790,861.

The Dodd-Frank Act requires the FDIC to change the way assessments are computed and to revise its DIF recapitalization plan.  Implementing regulations are to be adopted by the FDIC.

Regulation of the Bank

The Bank is subject to regulation and examination by the State Board.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank’s loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited  Funds  Availability  Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain  confidentiality  of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic  deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

The Bank is also subject to the requirements of the Community Reinvestment Act (the “CRA”).  The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions.  Each financial institution’s actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

Prompt Corrective Action.  The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,”  “undercapitalized,”  “significantly  undercapitalized”  or “critically undercapitalized.”

A bank that is “undercapitalized” becomes subject to “prompt corrective action” provisions of the FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank’s assets and requiring prior approval of certain expansion proposals.  A bank that is “significantly undercapitalized” is additionally subject to restrictions on compensation paid to senior management of the bank, and a bank that is “critically undercapitalized” is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank, as well as a requirement that the bank be placed in receivership in most cases.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

Brokered Deposits.  Under current FDIC regulations, “well capitalized” banks may accept brokered deposits without restriction, “adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while “undercapitalized” banks may not accept brokered deposits.  The regulations provide that the definitions of “well capitalized”, “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph.  Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws, but interstate branching is permitted to the same extent it would be permitted under state law if the branching bank’s home office were located in the state in which the branch will be located.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company and a bank can engage through affiliations created under a holding company structure or through a financial subsidiary if certain conditions are met.  Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing.  The Act also established a minimum federal standard of privacy to protect the confidentiality of a consumer’s personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions.  The regulations adopted pursuant to the Act govern the consumer’s right to opt-out of further disclosure of nonpublic personal financial information and require the Bank to provide initial and annual privacy notices.  The Act and regulations also required the Bank to develop and maintain a comprehensive plan for the safeguarding of customer information  which  encompasses all aspects of the Bank’s  technological environment, business practices, and Bank facilities.

Although the Act and the regulations create new opportunities for the Company to offer expanded services to customers in the future, the Company has not determined what the nature of the expanded services might be or whether and when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services.  However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies.  The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act.  The Sarbanes-Oxley Act and the SEC’s new regulations have increased the Company’s cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so.  However, the Company does not believe that it is affected by Sarbanes-Oxley and the regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Government Response to 2008 Financial Crisis

During the fourth quarter of 2008 and continuing into the first quarter of 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program (“TARP”) administered by Treasury.  In October, 2008, Treasury announced a Capital Purchase Program (“CPP”) under TARP to increase the capital of healthy banks.  Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller’s risk-weighed assets as of September 30, 2008.   Institutions  wishing to participate in the CPP were required to file an application with their principal federal regulators.  The Company elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock including having to agree to allow Treasury to unilaterally amend the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and (iv) management’s belief that other sources of capital were, and would continue to be, available should additional capital be needed.

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

An unfortunate consequence of the difficulties that have beset the banking industry in the latter part of 2008 has been a large increase in bank failures which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, FDIC raised its assessments on banks for 2009.  Under the new methodology, assessments range between 7 and 77.5 cents per $100 in assessable deposits.  The FDIC has also made an additional “emergency assessment” of 5 cents per $100 of assessable assets held on June 30, 2009, not to exceed 10 cents per $100 of an institution’s deposit insurance base for the second quarter of 2009, which was payable in September 2009.  In November of 2009 the FDIC adopted a final rule amending the assessment regulation to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009, along with each institution’s risk-based assessment for the third quarter of 2009.  See also “—FDIC Insurance Assessments.”

Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities.  See also “Dodd-Frank Wall Street Reform and Consumer Protection Act.”  The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act will have extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

The Dodd-Frank Act requires regulatory agencies  to implement new regulations that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  We are in the process of evaluating this new legislation and determining the impact it will have on our current and future operations.  However, the manner and degree to which it affects our business will be significantly impacted by the implementing regulations that are ultimately adopted.  Accordingly, at the present time we cannot fully assess the impact that the act will have on us, though we are confident it will increase our cost of doing business and the time spent by management on regulatory compliance matters.

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

Fiscal and Monetary Policy

Banking is a business which depends to a large extent on interest rate differentials.  In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings.  Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.  The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.  The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Further Information

Further information about the business of the Company and the Bank is set forth in this Form 10-K under Item 7 -”Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 1A.  Risk Factors

Risks Related to Our Industry

There can be no assurance that recent government actions will help stabilize the U.S.  financial system.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S.  government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system.  There can be no assurance, however, as to the actual long-term impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability recently experienced. The failure of such laws, regulations and programs to continue to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of market volatility are unprecedented.

The volatility and disruption of financial and credit markets has reached unprecedented levels for recent times.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If recent and current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Our primary source of funding for our operations is deposits from customers in our local market.  Should other banks in or near our market areas fail, it could cause our deposit customers to lose confidence in banks and cause them to withdraw or substantially restrict their deposits with us.  If such activity reached a high enough level, it could substantially disrupt our business.  There is no assurance that such disruptions, were they to occur, would not materially and adversely affect our results of operations or earnings.

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior three years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, as well as loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse effect on our business.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies.  Most of this regulation is designed to protect our depositors and other customers, not our shareholders.  Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, locations of offices, and compensation of our officers.  We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result in limitations being imposed on our activities or, in an extreme case, in our bank’s being placed in receivership.

Various laws, including the Federal Deposit Insurance Act, the Emergency Economic Stabilization Act of 2008 (“EESA”), and the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs.  As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably.  Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.  The Dodd-Frank Act makes numerous changes in the way financial institutions are regulated, and creates a new agency to regulate consumer protection as well as expanding and modifying consumer protection laws.

We are also subject to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations

The laws and regulations applicable to the banking industry could change at any time, and numerous regulations required by the Dodd-Frank Act are yet to be adopted, thus we cannot predict the impact of these changes on our business or profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

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

We grew rapidly in our first 12 years of operations.  Although we did not grow in 2009 or 2010, and do not expect to continue to grow as fast in the future as we have in the past, it is our intention to continue to expand our asset base.  Our future profitability will depend in part on our ability to manage growth successfully.  Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends.  If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

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

Our business is concentrated in Greater Charleston, and a prolonged downturn in the economy of the Charleston area, a continuing decline in Charleston area real estate values or other events in our market area may adversely affect our business.

Substantially all of our business is located in the Greater Charleston area.  As a result, our financial condition and results of operations are affected by changes in the Charleston economy.  Over the past three years, we have experienced the adverse effects of the economic recession in the form of increased nonpayment and delinquent payment of loans, and decreases in the value of collateral securing loans and of real estate acquired through foreclosures.  If the economic recession and general decline in Charleston area real estate values or other adverse economic conditions continue, we would expect continuing decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans.  The existence of adverse economic conditions, declines in real estate values or the occurrence of other adverse economic conditions in Charleston and South Carolina could have a material adverse effect on our business, future prospects, financial condition or results of operations.

We operate in an area susceptible to hurricane and other weather related damage which could disrupt our business and reduce our profitability.

Nearly all of our business and our customers are located in coastal South Carolina, an area that often experiences damage from hurricanes and other weather phenomena.  We attempt to mitigate such risk with insurance and by requiring insurance on property we take as collateral.  However, catastrophic weather damage to a large portion of our market area could cause substantial disruptions to our business and our customers’ businesses which would reduce our profitability for some period.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to enabling financial institutions to serve customers better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs.  Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.  We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services.  Many of our competitors have substantially greater resources to invest in technological improvements.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “SOCB.” Since January 1, 2010, the average daily trading volume has been approximately 4,736 shares.  Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

The market price of our common stock may continue to decline.

The market prices of many financial institution equity securities, including ours, have declined significantly over the past three years in response to the financial crises affecting the banking system and financial markets.  There can be no assurance that such declines will not continue.

We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

We may issue additional securities to raise additional capital, to support growth, or to make acquisitions.  Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.  The issuance of substantial amounts of additional securities could reduce your proportionate ownership of the Company.

We do not plan to pay cash dividends in the foreseeable future.

We have never paid cash dividends and do not plan to pay cash dividends in the foreseeable future.  We plan to use the funds that might otherwise be available to pay dividends to increase our capital.

Declaration and payment of dividends are within the discretion of our board of directors.  Our bank will be our most likely source of funds with which to pay cash dividends.  Our bank’s declaration and payment of future dividends to us are within the discretion of the bank’s board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors.  Payment of dividends is also subject to various regulatory requirements and considerations.

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

Item 1B.  Unresolved Staff Comments.

The Company has not received written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 within the 180 days before the end of its 2010 fiscal year.

Item 2.  Properties.

The Company owns the real property at 530-534 Johnnie Dodds Boulevard, Mt.  Pleasant, South Carolina, where its main offices are located.  The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 3305 South Morgan’s Point Road, Mt.  Pleasant; 802 Savannah Highway, Charleston; 337 East Main Street, Moncks Corner; 597 Old Mount Holly Road, Goose Creek; and 8420 Dorchester Road, North Charleston.  The Company leases the property at 302 N.  Main Street, Summerville; 1654 Sam Rittenberg Boulevard, Charleston; and 2753 Maybank Highway, Johns Island.  All properties are believed to be well suited for the Company’s needs.

In 2007, the Bank acquired a parcel of real property and a building in the Hilton Head area of South Carolina, which it plans to use as a loan production office after completion of improvements to the property.  In 2006, the Company acquired a parcel of real property in Hilton Head and a parcel in Bluffton, South Carolina, with a view to opening branches at those locations. Because of changes in market conditions since the Company entered into binding contracts for the purchase of these two properties, however, the Company has slowed its expansion plans for the area and has not yet entered into construction contracts on either parcel.

The Bank also holds 31 properties acquired through foreclosure or in settlement of loans.  All of the properties are being marketed for sale.

Item 3.  Legal Proceedings.

The Bank is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company’s business and operations.

Item 4.                      (Removed and  Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption “Corporate Data -- Common Stock and Dividends” in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2010 (the “2010 Annual Report”), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

To raise additional capital, during the year ended December 31, 2010, the Company sold shares of its common stock that were not registered under the Securities Act of 1933 to its directors and officers.  The dates of the sale transactions, the number of shares sold, and the aggregate purchase prices are set forth below.  Issuance of these shares was not registered under the 1933 Act in reliance upon the exemption provided by Section 4(2) of the Act because no public offering was involved.

Date of Sale	Number of Shares	Aggregate Purchase Price
8/26/10	48,472	$134,966
8/30/10	8,706	25,248
9/8/10	100,000	285,000
9/9/10	3,637	10,002
9/16/10	10,000	27,500
10/18/10	8,181	22,498
11/22/10	18,000	49,500

Purchases of Equity Securities by the Company and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid Per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (d)

10/1-10/31/10	-	-	-	144,598

11/1-11/30/10	-	-	-	144,598

12/1-12/31/10	-	-	-	144,598

Total

(1) On July 24, 2007, the Board of Directors authorized the repurchase of 10% of its outstanding stock.  The Company announced this repurchase plan on July 25, 2007.  Stock dividends occurring subsequent to the authorization were included in the authorization.  The authorization required that purchases be made in the open market and permitted block trades, all in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.  The July 25, 2007 repurchase plan does not have an expiration date.  At December 31, 2010, 144,598 shares remained authorized for purchase under the program.

Item 6. Selected Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2010 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the captions “Management’s Discussion and Analysis -- Market Risk - Interest Rate Sensitivity” and “-- Off Balance Sheet Arrangements” in the 2010 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements, including Notes thereto, in the 2010 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference.  Supplementary financial information is set forth in Note 28 to such financial statements.

Item  9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.  Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

Based on the evaluation required by 17 C.F.R.  Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R.  Sections 240.13a-15(e) or 240.15d-15(e)), the Company’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this Annual Report on Form 10-K, were effective.

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has assessed the effectiveness of Southcoast Financial Corporation’s internal control over financial reporting as of December 31, 2010.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework.” Based on our assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Date:  December 31, 2010

s/L. Wayne Pearson	s/William C. Heslop
L. Wayne Pearson	William C. Heslop
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

No information was required to be disclosed in a Form 8-K during the fourth quarter of 2010 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Election of Directors -- Directors and Nominees” and “-- Executive Officers,” and “Committees of our Board of Directors -- Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in registrant’s definitive proxy statement to be filed with the Commission for the 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) is incorporated herein by reference.

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

Audit Committee Financial Expert

The Company’s board of directors has determined that the Company does not have an “audit committee financial expert,” as that term is defined by Item 407(d)(5) of Regulation S-K  promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company’s audit committee is a committee of directors who are independent of the Company and its management. After reviewing the experience and training of all of the Company’s independent directors, the board of directors has concluded that no independent director meets the SEC’s very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected as a director by the shareholders in order to have an “audit committee financial expert” serving on the Company’s audit committee. The Company’s audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an “audit committee financial expert” on its audit committee.

Item 11. Executive Compensation.

The information set forth under the caption “Management Compensation” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of our Management” in the 2011 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2010 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (1) (c)
Equity compensation
plans approved by
security holders	-	$-	163,787

Equity compensation
plans not approved
by security holders	-	$-	-

Total	-	$-	163,787

(1) Represents shares remaining available for issuance under the Company’s 2010 Employee Stock Purchase Plan.

Item  13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Governance Matters -- Director Independence” and “Certain Relationships and Related Transactions” in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” in the 2011 Proxy Statement is incorporated herein by reference.
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

Southcoast Financial Corporation

March 10, 2011	By:	s/L. Wayne Pearson
L. Wayne Pearson
Chairman and Chief Executive Officer

	By	s/William C. Heslop
William C. Heslop
Senior Vice President and Chief Financial Officer
(Principal Financial and Principal
Accounting Officer)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

s/Tommy B. Baker
Tommy B. Baker	Director	March 10, 2011

s/William A. Coates
William A. Coates	Director	March 10, 2011

s/Stephen F. Hutchinson
Stephen F. Hutchinson	Director	March 10, 2011

s/L. Wayne Pearson
L. Wayne Pearson	Chairman, Chief Executive Officer, Director	March 10, 2011

s/Robert M. Scott
Robert M. Scott	Director	March 10, 2011

s/James P. Smith
James P. Smith	Director	March 10, 2011

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant(1)
3.2	Bylaws of Registrant, as amended September 13, 2008(5)
4.1	Form of Common Stock Certificate(3)
10.1	1999 Stock Option Plan(2)
10.2	Form of Stock Option Agreement(3)
10.3	Form of Amended and Restated Employment Agreements, dated as of December 29, 2008, between the Company and each of Robert A. Daniel, Jr., William B. Seabrook, and William C. Heslop (4)
10.4	Form of Endorsement Split Dollar Agreement, dated as of December29, 2008, between Southcoast Community Bank and each of Robert A. Daniel, Jr., William B. Seabrook, and William C. Heslop (4)
10.5	Junior Subordinated Indenture between Registrant and Wilmington Trust Company dated as of August 5, 2005 (9)
10.6	Guarantee Agreement between Registrant and Wilmington Trust Company, dated as of August 5, 2005 (9)
10.7	Placement Agreement among Registrant, Southcoast Capital Trust III and Credit Suisse First Boston LLC dated as of August 5, 2005(9)
10.8
Form of Endorsement Split Dollar Agreement between the Company and each of Tommy B. Baker, William A. Coates, Stephen F. Hutchinson, Robert M. Scott, James H. Sexton, and James P. Smith, dated December 13, 2007(6)

10.9	Amended and Restated Employment Agreement, dated as of August 14, 2008, among Southcoast Financial Corporation, Southcoast Community Bank and L. Wayne Pearson (7)
10.10	Salary Continuation Agreement between Southcoast Community Bank and L. Wayne Pearson (10)
10.11	Endorsement Split Dollar Agreement, dated as of August 14, 2008, between Southcoast Financial Corporation and L. Wayne Pearson (7)
10.12	Southcoast Financial Corporation 2010 Employee Stock Purchase Plan (11)
13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2010 incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant (8)
23	Consent of Elliott Davis, LLC
31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32	Section 1350 Certifications
----------------------
(1)	Incorporated by reference to exhibits to Form 10-SB filed April 30, 1999.
(2)	Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999.
(3)	Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(4)	Incorporated by reference to exhibits to Form 8-K, filed January 5, 2009
(5)	Incorporated by reference to exhibit to Form 8-K filed September 14, 2007.
(6)	Incorporated by reference to exhibits to Form 8-K filed December 19, 2007.
(7)	Incorporated by reference to exhibits to Form 8-K filed August 20, 2008.
(8)	Incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2007.
(9)	Incorporated by reference to exhibits to Form S-1 (Registration No. 333-128247), filed August 12, 2005.
(10)	Incorporated by reference to exhibits to Form 8-K filed April 3, 2009.
(11)	Incorporated by reference to exhibits to Proxy Statement for 2010 Annual Meeting of Shareholders, filed April 14, 2010.