Form 10-Q
period 2011-03-31
SOUTHCOAST FINANCIAL CORP
filed 2011-05-13
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

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

YES    X]        NO       [    ]

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

4,800,769 shares of common stock, no par value, as of April 30, 2011

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$26,666,714	$20,061,687
Federal funds sold	2,822,789	-
Total cash and cash equivalents	29,489,503	20,061,687
Investment securities
Available for sale	64,826,117	72,306,006
Federal Home Loan Bank Stock, at cost	4,105,700	4,105,700
Loans held for sale	-	417,000
Loans, net of allowance of $8,813,927 and $9,512,831	322,032,918	326,935,892
Premises and equipment, net	22,205,696	22,447,556
Other real estate owned	9,544,587	8,923,211
Company owned life insurance	11,618,288	11,519,785
Other assets	11,123,943	11,609,432
Total assets	$474,946,752	$478,326,269

Liabilities
Deposits
Noninterest-bearing	$29,037,746	$28,855,563
Interest-bearing	322,955,722	315,746,759
Total deposits	351,993,468	344,602,322
Securities sold under agreements to repurchase	6,579,661	3,963,399
Federal Home Loan Bank Borrowings	57,000,000	69,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	3,082,321	4,672,532
Total liabilities	428,965,450	432,548,253
Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized;
4,790,957 shares outstanding at March 31, 2011 and
4,780,822 at December 31, 2010)	54,288,980	54,257,867
Accumulated deficit	(6,619,380)	(6,039,977)
Accumulated other comprehensive loss	(1,688,298)	(2,439,874)
Total shareholders’ equity	45,981,302	45,778,016
Total liabilities and shareholders’ equity	$474,946,752	$478,326,269

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Interest income
Loans, including fees	$4,490,880	$4,774,123
Taxable securities	389,173	608,225
Tax exempt securities	122,853	79,287
Cash and federal funds sold	6,947	13,719
Total interest income	5,009,853	5,475,354
Interest expense
Deposits and borrowings	1,776,687	2,593,452
Net interest income	3,233,166	2,881,902
Provision for loan losses	1,150,000	1,000,000
Net interest income after provision for loan losses	2,083,166	1,881,902
Noninterest income
Service fees on deposit accounts	334,226	258,187
Gain on sale of available for sale securities	21,450	835,412
Company owned life insurance earnings	98,503	106,986
Other-than-temporary impairment on available for sale securities	(175,920)	-
Other	63,923	56,565
Total noninterest income	342,182	1,257,150
Noninterest expenses
Salaries and employment benefits	1,699,479	1,663,654
Occupancy	291,611	394,996
Furniture and equipment	364,890	372,227
Software	86,907	97,449
Insurance	270,022	196,584
Professional fees	257,637	185,740
Telephone, postage, and supplies	87,171	90,766
Gain on sale of other real estate owned	(2,327)	(562,300)
Other real estate owned rental income, impairment provision, and other expenses	119,704	(49,433)
Other operating expenses	253,451	229,685
Total noninterest expenses	3,428,545	2,619,368
Income (loss) before income taxes	(1,003,197)	519,684
Income tax expense (benefit)	(423,794)	156,774
Net income (loss)	$(579,403)	$362,910
Basic net income (loss) per common share	$(.12)	$.08
Diluted net income per common share	$(.12)	$.08
Weighted average shares outstanding
Basic	4,790,957	4,550,015
Diluted	4,790,957	4,550,015

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Income
For the three months ended March 31, 2011 and 2010
(Unaudited)

	Common Stock		Accumulated	Accumulated other comprehensive income
	Shares	Amount	deficit	(loss)	Total
Balance, December 31, 2009	4,542,023	$53,583,283	$(6,108,846)	$(2,393,645)	$45,080,792

Net income for the period			362,910		362,910

Other comprehensive income
Unrealized holding gains
on securities available for sale
net of taxes of $610,271				1,084,926	1,084,926

Less reclassification adjustment for
gains included in net income, net of
taxes of $300,748				(534,664)	(534,664)

Comprehensive income					913,172

Employee stock purchase plan	7,992	27,493	-	. -	27,493

Balance, March 31, 2010	4,550,015	$53,610,776	$(5,745,936)	$(1,843,383)	$46,021,457

Balance, December 31, 2010	4,780,822	$54,257,867	$(6,039,977)	$(2,439,874)	$45,778,016

Net loss for the period			(579,403)		(579,403)

Other comprehensive income
Unrealized holding gains on securities available for sale
net of taxes of $430,484				765,304	765,304

Less reclassification adjustment for
gains included in net income, net of
taxes of $7,722				(13,728)	(13,728)

Comprehensive income					172,173

Employee stock purchase plan	10,135	31,113	. -	. - .	31,113

Balance, March 31, 2011	4,790,957	$54,288,980	$(6,619,380)	$(1,688,298)	$45,981,302

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2011	2010
Operating activities
Net income (loss)	$(579,403)	$362,910
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities
(Increase) decrease in deferred income taxes	(386,417)	418,933
Provision for loan losses	1,150,000	1,000,000
Depreciation and amortization	252,723	272,172
Discount accretion and premium amortization	113,892	101,067
Gain on sale of securities	(21,450)	(835,412)
Other-than-temporary impairment on available for sale securities	175,920	-
Gain on sale of other real estate owned	(2,327)	(562,300)
Deferred gain on sale of other real estate owned	(48,237)	-
Impairment charges on other real estate owned	13,213	-
Originations of loans held for sale	(1,423,575)	(4,328,878)
Proceeds from sales of loans held for sale	1,840,575	4,198,957
Increase in value of Company owned life insurance	(98,503)	(106,986)
Decrease in other assets	395,568	231,071
Decrease in other liabilities	(1,590,211)	(2,727,996)

Net cash used for operating activities	(208,232)	(1,976,462)

Investing activities
Purchases of investment securities available-for-sale	-	(55,725,990)
Sales, calls, and maturities of investment securities available-for-sale	8,439,441	37,543,797
Increase in net proceeds receivable from investment transactions	-	(5,833,657)
Purchases of premises and equipment	(10,863)	(802,526)
Proceeds from sales of other real estate owned	530,535	1,857,887
Proceeds from liquidation of Company owned life insurance	-	8,129,967
Capital expenditures related to other real estate owned	(28,870)	-
Net decrease in loans	2,667,284	9,327,738

Net cash provided by (used for) investing activities	11,597,527	(5,502,784)

Financing activities
Decrease in borrowings	(9,383,738)	(5,202,406)
Net proceeds from issuances of stock	31,113	27,943
Net increase (decrease) in deposits	7,391,146	(10,383,735)

Net cash used for financing activities	(1,961,479)	(15,558,648)

Increase (decrease) in cash and cash equivalents	9,427,816	(23,037,894)

Cash and cash equivalents, beginning of period	20,061,687	40,898,730

Cash and cash equivalents, end of period	$29,489,503	$17,860,836

Cash paid during the year for:
Income taxes	$-	$28,367
Interest	$1,633,489	$2,218,333

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

They also specify the computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures.  Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding.  The computation for diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options outstanding is reflected in diluted EPS by application of the treasury stock method.  The Company had no dilutive or antidilutive instruments outstanding during the periods ended March 31, 2011 or 2010.

Note 4 – Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires disclosure of additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of the allowance for credit losses. Specifically, ASU 2010-20 requires entities to provide disclosures on a disaggregated basis, consisting of portfolio segment and class of financing receivable. A portfolio segment is defined by ASU 2010-20 as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of portfolio segments. ASU 2010-20 amends existing disclosures to require an entity to provide, on a disaggregated basis, (i) a rollforward schedule of the allowance for credit losses from the beginning to the end of the reporting period, with the ending balance further disaggregated on the basis of impairment method, (ii) the recorded investment in financing receivables for each disaggregated ending balance, (iii) the nonaccrual status of financing receivables by class, and (iv) impaired financing receivables by class. Additionally, ASU 2010-20 required additional disclosures, including (i) credit quality indicators of financing receivables by class, (ii) aging of past due financing receivables by class, (iii) nature and extent of troubled debt restructurings (“TDRs”) by class and their effect on the allowance for credit losses, (iv) nature and extent of financing receivables by class modified as TDRs within the previous 12 months that defaulted during the reporting period and their effect on the allowance, and (v) significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. Disclosures pertaining to end of period balances were required for interim and annual reporting periods ending after December 15, 2010 (i.e. beginning December 31, 2010 for calendar year companies). Disclosures pertaining to activity that occurs during the reporting period are required for interim and annual reporting periods beginning on or after December 15, 2010. ASU 2010-20 did not have a material impact on the Company’s financial position, results of operations or liquidity, but did require expansion of its disclosures about credit quality and the allowance for loan and lease losses.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Recently Issued Accounting Standards- (continued)

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 amend and clarify GAAP related to the accounting for debt restructurings. Specifically, ASU No. 2011-02 requires that, when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. In evaluating whether a concession has been granted, a creditor must evaluate whether (i) a debtor has access to funds at a market rate for debt with similar risk characteristics as the restructured debt in order to determine if the restructuring would be considered to be at a below-market rate, indicating that the creditor has granted a concession, (ii) a temporary or permanent increase in the contractual interest rate as a result of a restructuring may be considered a concession because the new contractual interest rate on the restructured debt is still below the market interest rate for new debt with similar risk characteristics, and (iii) a restructuring that results in a delay in payment is either significant and is a concession or is insignificant and is not a concession. In evaluating whether a debtor is experiencing financial difficulties, a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to the beginning of the annual period of adoption assuming the credit was restructured prior to the implementation date.  The Company does not believe the new guidance materially differs from its existing methodology for identifying troubled debt restructurings and therefore does not expect the new guidance to have a significant impact on its financial statements.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	March 31, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair value
Available for sale
Mortgage backed
Government sponsored enterprises	$49,066,094	$226,265	$697,726	$48,594,633
Other	1,790,580	39,285	-	1,829,865
Municipal securities	12,273,698	210,317	77,290	12,406,725
Other	4,485,665	. -	2,490,771	1,994,894
Total	$67,616,037	$475,867	$3,265,787	$64,826,117

	December 31, 2010
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair value
Mortgage backed
Government sponsored enterprises	$57,531,723	$137,206	$985,935	$56,682,994
Other	1,875,479	4,992	-	1,880,471
Municipal securities	12,257,174	90,523	259,908	12,087,789
Other	4,659,464	- .	3,004,712	1,654,752
Total	$76,323,840	$232,721	$4,250,555	$72,306,006

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

Available for Sale
	March 31, 2011
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage backed	$32,187,932	$697,726	$-	$-	$32,187,932	$697,726
Municipal securities	2,182,201	46,746	471,466	30,544	2,653,667	77,290
Other	-	-	1,034,893	2,490,771	1,034,893	2,490,771
	$34,370,133	$744,472	$1,506,359	$2,521,315	$35,876,492	$3,265,787
Total

	December 31, 2010
	Less than		Twelve months
	twelve months		or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Mortgage backed	$38,868,650	$904,061	$1,056,758	$81,874	$39,925,408	$985,935
Municipal securities	6,782,898	210,605	446,500	49,303	7,229,398	259,908
Other	-	-	694,752	3,004,712	694,752	3,004,712

Total	$45,651,548	$1,114,666	$2,198,010	$3,135,889	$47,849,558	$4,250,555

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,521,315, or four securities comprising 77% of total unrealized losses, and $3,135,889, or five securities comprising 74% of total unrealized losses, at March 31, 2011 and December 31, 2010, respectively.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The unrealized loss attributable to other securities relates to market valuations on two individual pooled trust preferred securities.  The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities.  These securities are considered Level 3 securities in the fair value hierarchy, as they both trade in less than liquid markets.  One of the securities with an amortized cost of $1.8 million and fair value of $1.0 million is receiving contractual interest payments, while the other with an amortized cost of $1.7 million and fair value of $15,000 is receiving payment-in-kind interest, which consists of capitalization of interest amounts due on the security.  Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security.

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment(“OTTI”).  This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  The OTTI evaluation model assumes no recoveries on defaults.  The result of the firm’s analysis indicated approximately $176,000 of other-than-temporary impairment on this security during the current period.

The credit quality of the pooled trust preferred securities is directly related to the financial strength and ability to make contractual interest payments of the underlying issuers in these securities, most of which are banks.  As such, these securities may show additional other-than-temporary impairment in future periods if the financial condition of the underlying issuers further deteriorates.

The amortized costs and fair values of investment securities available for sale at March 31, 2011 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due after five but within ten years	$2,846,442	$2,937,836
Due after ten years	13,762,921	11,313,783
Mortgage backed	50,856,674	50,424,498
Equity securities with no maturity	150,000	150,000
Total investment securities available-for-sale	$67,616,037	$64,826,117

The proceeds from sales of securities and the associated gains are listed below:

	Period ending March 31,
	2010	2009
Proceeds	$5,769,799	$35,542,672
Gross Gains	61,337	835,412
Gross Losses	39,887	-

The tax provision related to the above net realized gains and losses was $7,722 and $300,748 for the periods ended March 31, 2011 and 2010, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	March 31,	December 31,
	2011	2010
Real estate secured loans:
Residential 1-4 Family	$161,244	$156,766
Multifamily	5,447	6,657
Commercial	86,550	92,481
Construction and land development	50,986	51,366
Total real estate secured loans	304,227	307,270
Commercial and industrial	23,600	26,242
Consumer	2,468	2,372
Other	552	565
Total gross loans	330,847	336,449
Allowance for loan losses	(8,814)	(9,513)
	$322,033	$326,936

The Company uses a numerical grading system from 1 to 9 to assess the credit risk inherent in its loan portfolio, with Grade 1 loans having the lowest credit risk and Grade 9 loans having the highest credit risk. The risk percentages assigned to these credit grades are dependent on loan type and are discussed in detail in Management’s Discussion and Analysis. Loans with credit grades from 1 to 5 are considered passing grade, or acceptable, loans.  Loans with grades from 6 to 9 are considered to have less than acceptable credit quality.  Generally, impaired loans have credit grades of 7 or higher.  Following is a listing and brief description of the various risk grades.  The grading of individual loans may involve the use of estimates.

Credit Grade	Description
1	Loans secured by cash collateral.
2	Loans secured by readily marketable collateral.
3	Top quality loans with excellent repayment sources and no significant identifiable risk of collection.
4	Acceptable loans with adequate repayment sources and little identifiable risk of collection.
5	Acceptable loans with signs of weakness as to repayment or collateral, but with mitigating factors that minimize the risk of loss.
6	Watch List or Special Mention loans with underwriting tolerances and/or exceptions with no mitigating factors that may, due to economic or other factors, increase the risk of loss.
7	Classified substandard loans inadequately protected by the paying capacity or net worth of the obligor, or of the collateral. Weaknesses jeopardize the liquidation of the debt.
8	Classified doubtful loans in which collection or liquidation in full is highly improbable.
9	Classified loss loans that are uncollectible and of such little value that continuance as an asset is not warranted.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 - Loans – (continued)
The following tables provide a summary of our credit risk profile by loan categories as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)

Credit risk Profile by Creditworthiness Category
As of March 31, 2011 and December 31, 2010
	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2011	2010	2011	2010	2011	2010	2011	2010
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	38,518	33,374	-	-	5,480	5,770	7,172	5,899
4	65,360	67,724	738	745	26,716	28,268	12,474	13,257
5	45,563	41,960	3,008	3,030	29,228	38,308	17,689	17,013
6	2,511	3,585	-	396	10,395	7,857	481	701
7	7,731	7,978	1,701	1,315	12,852	10,272	11,560	12,674
8	1,561	2,145	-	1,171	1,879	2,006	1,610	1,822
9	-	-	-	-	-	-	-	-
Total	$161,244	$156,766	$5,447	$6,657	$86,550	$92,481	$50,986	$51,366

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Grade
1	$298	$1,416	$48	$52	$-	$-	$346	$1,468
2	-	-	-	-	-	-	-	-
3	1,941	1,959	242	293	202	204	53,555	47,499
4	4,861	4,865	455	334	290	301	110,894	115,494
5	11,185	14,964	1,415	1,542	60	60	108,148	116,877
6	3,292	971	15	23	-	-	16,694	13,533
7	2,023	2,067	293	128	-	-	36,160	34,434
8	-	-	-	-	-	-	5,050	7,144
9	-	-	-	-	-	-	-	-
Total	$23,600	$26,242	$2,468	$2,372	$552	$565	$330,847	$336,449

	Residential – Prime		Residential – Subprime (1)		Residential Total
	2011	2010	2011	2010	2011	2010
Grade
Pass	$145,976	$139,572	$3,465	$3,486	$149,441	$143,058
Special Mention	2,511	3,585	-	-	2,511	3,585
Substandard	6,401	6,480	1,330	1,498	7,731	7,978
Doubtful	1,007	1,592	554	553	1,561	2,145
Total	$155,895	$151,229	$5,349	$5,537	$161,244	$156,766

(1) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 - Loans – (continued)
The following tables provide a summary of past due loans by loan category as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)

Past Due Loans For the Periods Ended March 31, 2011 and December 31, 2010
March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$7,414	$1,273	$2,605	$11,292	$149,952	$161,244	-
Multi Family Residential	397	-	-	397	5,050	5,447	-
Commercial Real Estate	4,289	178	5,627	10,094	76,456	86,550	-
Construction and Land							-
Development	2,082	5	1,863	3,950	47,036	50,986	-
Non Real Estate Secured							-
Commercial and Industrial	275	393	96	764	22,836	23,600	-
Consumer and Other	61	39	10	110	2,910	3,020	-
Total	$14,518	$1,888	$10,201	$26,608	$304,240	$330,847	$-

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$4,601	$1,018	$3,554	$9,173	$147,593	$156,766	$44
Multi Family Residential	-	-	1,171	1,171	5,486	6,657	-
Commercial Real Estate	4,815	1,437	4,908	11,160	81,321	92,481	-
Construction and Land							-
Development	202	182	1,899	2,283	49,083	51,366	-
Non Real Estate Secured							-
Commercial and Industrial	612	157	526	1,295	24,947	26,242	-
Consumer and Other	45	40	9	94	2,843	2,937	-
Total	$10,275	$2,834	$12,067	$25,176	$311,273	$336,449	$44

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

The following table provides a summary of nonaccrual loans as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)

	March 31,	December 31,
	2011	2010
1-4 Family Residential Prime	$2,736	$3,674
1-4 Family Residential Subprime (1)	1,167	1,175
Multi Family Residential	-	1,171
Commercial Real Estate	9,440	8,771
Construction and Land Development	3,665	3,890
Commercial and Industrial	484	923
Consumer and Other	10	9
Total	$17,502	$19,613

(1) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

At March 31, 2011 and December 31, 2010, nonaccrual loans totaled $17.5 million and $19.6 million, respectively.  The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $868,000 and $793,000 at March 31, 2011and December 31, 2010, respectively.  At March 31, 2011 and December 31, 2010, troubled debt restructurings totaled $3.2 million and $3.2 million, respectively.  The gross interest income that would have been recognized on troubled debt restructurings according to the original loan terms during the first quarter of 2011 totaled approximately $55,000; actual interest income recognized on these loans according to the restructured terms totaled $38,000. The gross interest income that would have been recognized on troubled debt restructurings according to the original loan terms during 2010 totaled approximately $229,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $190,000.  At March 31, 2011 and December 31, 2010, impaired loans (which include non-accrual loans) totaled $20.7 million and $22.8 million, respectively.  Impaired loans evaluated individually for impairment totaled $18.3 million and $19.2 million at March 31, 2011 and December 31, 2010, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 - Loans – (continued)
The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	March 31,	March 31
	2011	2010
Balance, beginning of year	$9,513	$10,042
Provision for loan losses	1,150	1,000
Net charge offs	(1,849)	(719)
Balance, end of quarter	$8,814	$10,323

	For the Quarter Ended March 31, 2011
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,532	$315	$41	$412	$2,007	$663	$2,670
Multi Family Residential	358	402	-	185	52	89	141
Commercial Real Estate	1,263	231	-	313	1,126	219	1,345
Construction and Land
Development	2,972	105	8	(840)	1,436	599	2,035
Non Real Estate Secured
Commercial and Industrial	619	837	-	1,063	845	-	845
Consumer and Other	124	9	1	36	152	-	152
Other
Other General Reserves	1,345	-	-	(16)	1,329	-	1,329
Unallocated	300	-	-	(3)	297	-	297
Total	$9,513	$1,899	$50	$1,150	$7,244	$1,570	$8,814

	For the Year Ended December 31, 2010
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,163	$1,327	$22	$1,674	$1,723	$809	$2,532
Multi Family Residential	64	50	-	344	69	289	358
Commercial Real Estate	2,454	805	256	(642)	737	526	1,263
Construction and Land
Development	2,413	2,292	33	2,818	2,333	639	2,972
Non Real Estate Secured
Commercial and Industrial	683	63	23	(24)	619	-	619
Consumer and Other	106	132	5	145	124	-	124
Other
Other General Reserves	1,350	-	-	(5)	1,345	-	1,345
Unallocated	809	-	-	(509)	300	-	300
Total	$10,042	$4,669	$339	$3,801	$7,250	$2,263	$9,513

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 - Loans – (continued)
Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment.  The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)

Loans Receivable:	As of March 31, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$4,039	$157,205	$161,244
Multi Family Residential	817	4,630	5,447
Commercial Real Estate	9,440	77,110	86,550
Construction and Land
Development	4,048	46,938	50,986
Non Real Estate Secured
Commercial and Industrial	-	23,600	23,600
Consumer and Other	-	3,020	3,020
Total:	$18,344	$312,503	$330,847

Loans Receivable:	As of December 31, 2010
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$4,678	$152,088	$156,766
Multi Family Residential	1,993	4,664	6,657
Commercial Real Estate	8,262	84,219	92,481
Construction and Land
Development	4,270	47,096	51,366
Non Real Estate Secured
Commercial and Industrial	-	26,242	26,242
Consumer and Other	-	2,937	2,937
Total:	$19,203	$317,246	$336,449

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 - Loans – (continued)
(Dollars in thousands)
Impaired Loans
For the Quarter Ended March 31, 2011
	Recorded Investment (1)	Impaired Principal Balance	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Residential Prime	$1,219	$1,219	$-	$367	$1,216	$-
1-4 Residential Subprime (2)	313	313	-	241	313	-
Multi Family Residential	-	-	-	-	-	-
Commercial Real Estate	6,273	6,273	-	1,018	6,399	-
Construction and Land
Development	1,395	1,395	-	1,141	1,406	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Residential Prime	$1,351	$1,950	$599	$-	$1,311	$23
1-4 Residential Subprime (2)	492	556	64	86	492	-
Multi Family Residential	728	817	89	-	677	14
Commercial Real Estate	2,948	3,167	219	-	2,811	-
Construction and Land						14
Development	2,055	2,654	599	195	2,052	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Residential Prime	$2,570	$3,170	$600	$367	$2,527	$23
1-4 Residential Subprime (2)	805	869	64	327	805	-
Multi Family Residential	728	817	89	-	677	14
Commercial Real Estate	9,221	9,440	219	1,018	9,210	-
Construction and Land						14
Development	3,450	4,048	598	1,336	3,458	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total:	$16,774	$18,344	$1,570	$3,048	$16,677	$51

(1  Impaired balance and accrued interest less specific reserves, net of deferred fees and costs.
    (2) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

(Dollars in thousands)
Impaired Loans
For the Year Ended December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Residential Prime	$1,904	$1,904	$-	$832	$2,184	$-
1-4 Residential Subprime (2)	240	240	-	86	261	-
Multi Family Residential	410	410	-	-	577	-
Commercial Real Estate	5,412	5,412	-	598	5,490	-
Construction and Land
Development	1,101	1,101	-	576	1,358	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Residential Prime	$1,181	$1,851	$670	$-	$1,693	$8
1-4 Residential Subprime (2)	544	683	139	-	583	-
Multi Family Residential	1,294	1,583	289	13	1,322	4
Commercial Real Estate	2,324	2,850	526	-	2,240	-
Construction and Land						15
Development	2,530	3169	639	655	2,861	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Residential Prime	$3,085	$3,755	$670	$832	$3,877	$8
1-4 Residential Subprime (2)	784	923	139	86	844	-
Multi Family Residential	1,704	1,993	289	13	1,899	4
Commercial Real Estate	7,736	8,262	526	598	7,730	-
Construction and Land						15
Development	3,631	4,270	639	1,231	4,219	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total:	$16,940	$19,203	$2,263	$2,760	$18,569	$27

(1) Impaired balance and accrued interest less specific reserves, net of deferred fees and costs.
    (2) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Fair Value of Financial Instruments

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, real estate appraisals, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, other real estate owned when adjusting for selling costs, and impaired loans.

Assets measured at fair value on a recurring basis are as follows as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$48,594	$-	$48,594
Other	-	1,830	-	1,830
Municipals	-	12,407	-	12,407
Other	-	460	1,535	1,995
Total assets at fair value	$-	$63,291	$1,535	$64,826

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Fair Value of Financial Instruments – (continued)

	December 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$56,683	$-	$56,683
Other	-	1,880	-	1,880
Municipals	-	12,088	-	12,088
Other	-	460	1,195	1,655
Total assets at fair value	$-	$71,111	$1,195	$72,306

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Impaired Loans
1 - 4 Residential Prime	$-	$-	$1,219	$1,219
1 - 4 Residential Subprime(2)	-	-	313	313
Commercial Real Estate	-	-	6,273	6,273
Construction and Land Development	-	-	1,395	1,395
Other Real Estate Owned
Commercial Office Properties	-	-	1,909	1,909
Commercial Lots	-	-	1,074	1,074
Residential 1 – 4 Family Lots and Homes Under Construction	-	-	4,036	4,036
Residential 1 – 4 Family Homes	-	-	1,537	1,537
Multifamily Properties	-	-	989	989
Total assets at fair value	$-	$-	$18,745	$18,745

(2) 1 – 4 Family Residential Loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Fair Value of Financial Instruments – (continued)

	December 31, 2010
	Quoted market price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

Impaired Loans
1 - 4 Residential Prime	$-	$-	$1,904	$1,904
1 - 4 Residential Subprime(2)	-	-	240	240
Multifamily Residential	-	-	410	410
Commercial Real Estate	-	-	5,412	5,412
Construction and Land Development	-	-	1,101	1,101
Other Real Estate Owned
Commercial Office Properties	-	-	1,917	1,917
Commercial Lots	-	-	908	908
Residential 1 – 4 Family Lots and Homes Under Construction	-	-	4,256	4,256
Residential 1 – 4 Family Homes	-	-	1,622	1,622
Multifamily Properties	-	-	220	220
Total assets at fair value	$-	$-	$17,990	$17,990

(2) 1 – 4 Family Residential Loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table reconciles the changes in recurring Level 3 financial instruments for the three months ended
March 31, 2011 and 2010(amounts in thousands):

	March 31,
	2011	2010
Beginning of Year Balance	$1,195	$2,901
Discount Accretion	2	2
Principal Paydowns	-	(7)
Other-than-temporary impairment on available for sale securities	(176)	-
Unrealized Gain (Loss)	514	(1,864)
Ending Balance	$1,535	$1,032

Valuation Methodologies – Assets and Liabilities Recorded at Fair Value

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

    Available for Sale Investment Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Securities classified as Level 1 include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Securities classified as Level 2 include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Fair Value of Financial Instruments – (continued)

 Loans Held for Sale

 Mortgage loans held for sale are carried at the lower of cost or market value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2.  There were no fair value adjustments to mortgage loans held for sale as of March 31, 2011 and December 31, 2010.

Valuation Methodologies – Assets and Liabilities not recorded at Fair Value

The following is a description of the valuation methodologies used for assets and liabilities that are not recorded at fair value, but whose fair value must be estimated and disclosed:

Loans

For certain categories of loans, such as variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value.  The Company considers problem loans with principal balances of $250,000 or greater individually for impairment.  The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less costs to sell.  At March 31, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral less costs to sell.  Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments.  Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of an impaired loan is based on an observable market price the Company records the impaired loan as nonrecurring Level 2.  When the fair value of an impaired loan is based on the present value of expected cash flows or the fair value of the underlying collateral the Company records the impaired loan as nonrecurring Level 3.

Other real estate owned

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at fair value, less costs to sell.  Fair values are based on recent real estate appraisals.  These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Deposits

The fair value of demand deposits, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair value of time deposits is estimated using a discounted cash flow calculation that applies current interest rates to a schedule of aggregated expected maturities.

Other borrowings

The carrying amount of variable rate borrowings and securities sold under repurchase agreements approximates fair value.  The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar type borrowing arrangements.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Fair Value of Financial Instruments – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$26,667	$26,667	$20,062	$20,062
Federal funds sold	2,823	2,823	-	-
Investment securities	64,826	64,826	72,306	72,306
Loans held for sale	-	-	417	417
Loans, net	322,033	320,523	336,449	335,818
Other Real Estate Owned, net	9,545	9,545	8,923	8,923
Financial liabilities:
Deposits	351,993	342,348	344,602	344,602
Short term borrowings	6,580	6,580	3,963	3,963
Advances from Federal Home Loan Bank	57,000	52,336	69,000	63,682
Junior subordinated debentures	10,310	10,310	10,310	10,310

The fair value of both commitments to extend credit, which totaled approximately $18.9 million and $19.4 million at March 31, 2011 and December 31, 2010, respectively, and standby letters of credit, which totaled approximately $601,000 and $615,000 at March 31, 2011 and December 31, 2010, respectively, is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements).

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Results of operations for the period ending March 31, 2011 are not necessarily indicative of the results to be attained for any other period.

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The Company’s net loss for the three months ended March 31, 2011 was approximately $579,000, or $.12 per basic share, compared to net income of approximately $363,000, or $.08 per basic share, for the three months ended March 31, 2010.  The average number of basic shares outstanding for the three months ended March 31, 2011 was 4,790,957 compared to 4,550,015 for the three months ended March 31, 2010.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings.  Net interest income was approximately $3.2 million for the three months ended March 31, 2011, compared to approximately $2.9 million for the three months ended March 31, 2010.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ended March 31, 2011 decreased 6.6 percent to $398.8 million from the $426.9 million reported for the three months ended March 31, 2010.  The decrease was attributable to decreases of $14.6 million in average loans and $13.5 million in average total investments, cash, and federal funds sold.  The decrease in average loans between the two periods was primarily due to loan chargeoffs and foreclosures during 2010, which totaled $4.3 million and $9.0 million, respectively.  Additionally, the slow lending environment resulting from the continued sluggish economy has caused the volume of new loans to lag behind loan paydowns.

Average interest bearing liabilities for the three months ended March 31, 2011 decreased 9.1 percent to $392.2 million from the $431.5 million reported for the three months ended March 31, 2010.  The decrease was attributable to decreases of $40.4 million and $17.8 million in average time deposits and average other borrowings, respectively.  These decreases were partially offset by an increase of $18.9 million in average savings and transaction accounts.  The decrease in average time deposits was attributable to decreases of $28.9 million and $11.5 million in average brokered and wholesale time deposits and average retail time deposits, respectively.  The decrease in average other borrowings was primarily attributable to decreases of $12.6 million and $5.0 million in average Federal Home Loan Bank Borrowings and average brokered repurchase agreements, respectively.  These changes in the funding mix are consistent with the Company’s efforts to build its core deposits while reducing its reliance on wholesale funding sources and retail time deposits.

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended March 31, 2011 and 2010.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued
Net Interest Income – (continued)

	For the three months ended			For the three months ended
	March 31, 2011			March 31, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$13,669,552	$6,947	0.21%	$15,824,444	$13,719	0.35%
Investments – taxable	58,414,755	389,173	2.70	74,601,709	608,225	3.31
Investments - nontaxable (2)	12,262,647	191,958	6.35	7,402,557	123,886	6.79
Total investments and
federal funds sold	84,346,954	588,078	2.83	97,828,710	745,830	3.09
Loans (3) (4)	314,475,859	4,490,880	5.76	329,117,297	4,774,123	5.86
Total earning assets/ interest income	398,822,813	5,078,958	5.14%	426,946,007	5,519,953	5.22%
Other assets	71,348,975			83,180,296
Total assets	$470,171,788			$510,126,303
Liabilities
Savings and
transaction accounts	$95,383,599	304,687	1.30%	$76,533,228	309,019	1.64%
Time deposits	220,032,181	848,331	1.56	260,396,950	1,337,654	2.08
Other borrowings	66,448,858	578,596	3.53	84,252,222	788,270	3.79
Subordinated debt	10,310,000	45,073	1.77	10,310,000	158,509	6.24
Total interest bearing
liabilities/interest expense	392,174,638	1,776,687	1.84	431,492,400	2,593,452	2.44
Non-interest bearing
liabilities	32,117,491			33,082,779
Total liabilities	424,292,129	1,776,687	1.70	464,575,179	2,593,452	2.26
Equity	45,879,659			45,551,124
Total liabilities
and equity	$470,171,788			$510,126,303
Net interest
income/margin (5)		$3,302,271	3.27%		$2,926,501	2.72%
Net interest spread (6)			3.30%			2.78%
(1)	Annualized
(2)	Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $193,335 in 2011 and $128,291 in 2010.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

As shown above, for the three months ended March 31, 2011 the average yield on earning assets was 5.14 percent, while the average cost of interest bearing liabilities was 1.84 percent.  For the three months ended March 31, 2010 the average yield on earning assets was 5.22 percent and the average cost of interest-bearing liabilities was 2.44 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  The net interest margin is computed by annualizing year to date interest income and expense, taking the difference, and dividing the resulting figure by average interest earning assets.  The net interest margin was 3.27 percent and 2.72 percent for the three months ended March 31, 2011 and 2010, respectively.  The increase in the net interest margin is primarily attributable to a $376,000 increase in net interest income along with a $28.1 million decrease in average interest earning assets between the two periods.  The increase in net interest income was the result of an $817,000 decrease in interest expense, partially offset by a $441,000 decrease in interest income.  The decrease in interest expense was driven by maturities of higher cost time deposits and other borrowings and the partial replacement of these time deposits and other borrowings with core deposits consisting of lower cost savings and transaction accounts.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the three months ended March 31, 2011
	Versus three months ended March 31, 2010 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(1,868)	$(4,904)	$(6,772)
Investments - taxable	(131,972)	(87,080)	(219,052)
Investments - non taxable (2)	81,336	(13,264)	68,072
Total investments and federal funds sold	(52,504)	(105,248)	(157,752)
Net loans (3)	(211,381)	(71,862)	(283,243)
Total interest income	(263,885)	(177,110)	(440,995)
Interest expense:
Savings and transaction accounts	76,112	(80,444)	(4,332)
Time deposits	(207,353)	(281,970)	(489,323)
Other borrowings	(166,570)	(43,104)	(209,674)
Subordinated debt	-	(113,436)	(113,436)
Total interest expense	(297,811)	(518,954)	(816,765)
Net interest income	$33,926	$341,844	$375,770

(1)	Changes in rate/volume have been allocated on a consistent basis to rate.
(2)	Tax equivalent yields for nontaxable investments assuming a 36% tax rate.
(3)	Income includes loan fees of $193,335 in 2011 and $128,291 in 2010.

Noninterest Income and Expenses
Noninterest income for the three months ended March 31, 2011 was approximately $342,000, compared to approximately $1,257,000 for the three months ended March 31, 2010, a decrease of approximately $915,000.  This decrease was primarily due to a decrease of approximately $814,000 in gains on sales of available for sale securities, which totaled approximately $21,000 and $835,000 for the three months ended March 31, 2011 and 2010, respectively. The Company’s noninterest income also decreased between the two periods due to the recognition of approximately $176,000 of other-than-temporary impairment on available for sale securities during the three months ended March 31, 2011, compared to no other-than-temporary impairment for the three months ended March 31, 2010.  This impairment charge is discussed in more detail in Note 5 to the financial statements.  Partially offsetting these decreases in noninterest income was an approximate $76,000 increase in service fees on deposit accounts, which totaled approximately $334,000 and $258,000 for the three months ended March 31, 2011 and 2010, respectively.   This increase in service fees was attributable to an $18.9 million increase in average savings and interest bearing transaction accounts between the two periods.  Growth in these types of core deposit accounts commonly generates additional deposit fee income.

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

SOUTHCOAST FINANCIAL CORPORATION

Noninterest Income and Expenses – continued

Noninterest expenses for the three months ended March 31, 2011 were approximately $3,428,000, compared to approximately $2,619,000 for the three months ended March 31, 2010, an increase of approximately $809,000.  This increase was primarily due to an approximate $560,000 decrease in gains on sales of other real estate owned, which totaled approximately $2,000 and $562,000 for the three months ended March 31, 2011 and 2010, respectively. Gains or losses on the sales of other real estate owned may vary greatly between periods and are highly dependent on the types of property being sold and the presence of willing cash or creditworthy buyers in the market.  Noninterest expenses for impairment provisions and other expenses related to other real estate owned offset by rental income from other real estate owned increased approximately $169,000.  These expenses totaled approximately $120,000 for the three months ended March 31, 2011, compared to a net positive result of approximately $49,000 for the three months ended March 31, 2010.  The majority of this difference was due to rental income on other real estate owned, which totaled approximately $17,000 and $112,000 for the three months ended March 31, 2011and 2010, respectively, a difference of approximately $95,000 between the two periods.  This difference was primarily due to the second quarter 2010 sale of a $3.7 million commercial property which generated the majority of the Company’s rental income from other real estate owned during the three months ended March 31, 2010.  Also contributing to the increase in noninterest expenses between the periods was insurance expense, which increased by approximately $73,000, totaling approximately $270,000 and $197,000 for the three months ended March 31, 2011 and 2010, respectively.  This was primarily attributable to an increase of approximately $57,000 in FDIC insurance premiums between the two periods.  Professional fees also increased by approximately $72,000 between the two periods, totaling approximately $258,000 and $186,000 for the three months ended March 31, 2011 and 2010, respectively.  This increase was primarily attributable to increases in legal, audit, and shareholder and registration expenses, which increased approximately $23,000, $28,000, and $22,000, respectively.  Legal expenses increased primarily due to additional expenses incurred for assistance with regulatory matters, and audit and  shareholder and registration expense increases were primarily due to timing differences in the services performed between the two periods.

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area.  Core deposits (total deposits less certificates of deposit $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 69.9% of total deposits as of March 31, 2011.  Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans.  Available borrowings under this line totaled $25.9 million at March 31, 2011.  The Company also has federal funds accommodations of $5 million with Alostar Bank of Commerce, $5 million with South Carolina Bank and Trust, and $5 million with Center State Bank.  Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window.  The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line.  Total available borrowings under this line were $32.0 million at March 31, 2011.

Loans
At March 31, 2011, the Company had no loans 90 days delinquent and still accruing interest and $17.5 million of nonaccrual loans.  Of these, $17.0 million are secured by real estate.  The primary risk of loss on these loans is a potential deterioration of real estate collateral values. The Company also had $9.5 million of other real estate owned at March 31, 2011.  At December 31, 2010, the Company had $44,000 of loans 90 days past due and still accruing interest, $8.9 million in other real estate owned, and $19.6 million of nonaccrual loans.  At March 31, 2010, the Company had no loans 90 days past due and still accruing interest, $9.5 million in other real estate owned, and $25.9 million of nonaccrual loans.  The allowance for loan losses was 2.66 percent of loans as of March 31, 2011, compared to 2.83 percent as of December 31, 2010 and 2.98 percent as of March 31, 2010.  For the three months ended March 31, 2011 the Company recorded a loan loss provision of $1,150,000 compared to a loan loss provision of $1,000,000 during the first three months of 2010.  The current year’s loan loss provision is the result of loan chargeoffs and continued elevated levels of nonperforming loans.  Due to the current depressed state of the economy and declining real estate values in the Company’s market area, management expects nonperforming assets to remain at elevated levels for the foreseeable future.  In management’s opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company’s loan portfolio.  In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions present in our loan portfolio, and collateral values of impaired loans deemed to be collateral dependent.  In 2011, management adjusted the length of the historical loss period used from four years to one year in order to better reflect recent loss trends.  After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of March 31, 2011.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

For the three months ended March 31, 2011, net chargeoffs to average loans outstanding totaled 2.21% on an annualized basis while the allowance for loan losses to gross loans totaled 2.66% at March 31, 2011.

Management identifies and maintains a list of potential problem loans.  These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more.  A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms.  At March 31, 2011 potential problem loans totaled $23.7 million.  The Company’s potential problem loans are comprised of $9.5 million of construction and land development real estate loans, $5.3 million of nonfarm, nonresidential real estate loans, $5.6 million of 1-4 family mortgage loans, $1.7 million of multifamily real estate loans, and $1.6 million of various loan types not secured by real estate, primarily commercial and industrial loans.  As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Deposits

Deposits increased $7.4 million during the first three months of 2011 to $342.9 million at March 31, 2011.  The increase was primarily attributable to interest bearing deposits, which increased $7.2 million.  Included in this amount were increases of $2.3 million in interest bearing transaction accounts, $3.8 million in savings and money market accounts, and $1.1 million in time deposit accounts.  The increases in interest bearing transaction accounts and savings and money market accounts were primarily attributable to continued growth in the Company’s Rewards Checking and Savings products, which are high interest rate checking and savings accounts offered to retail customers designed to increase the Company’s market share in transaction and savings accounts and increase its core deposits.  Brokered and wholesale time deposits totaled $71.7 million and $61.7 million at December 31, 2010, and March 31, 2011, respectively, a decrease of $10.0 million, as the Company continued efforts to decrease its reliance on wholesale funding.  Offsetting this decrease in brokered and wholesale deposits was an $11.1 million increase in retail time deposits, which totaled $160.5 million and 149.4 million at March 31, 2011 and December 31, 2010, respectively.

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances are summarized as follows:

Maturity	Rate	Balance
November 2011	0.36%	$5,000,000
September 2013	4.75%	10,000,000
June 2014	3.92%	2,000,000
October 2016	4.25%	5,000,000
November 2016	4.08%	5,000,000
January 2017	4.35%	5,000,000
January 2017	4.40%	5,000,000
January 2017	4.46%	5,000,000
January 2017	4.60%	5,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000

Balance		$57,000,000

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"),  a non-consolidated subsidiary of the Company, issued and sold  a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities").  Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities.  The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets.  The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. The Company had the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010.  See Note 12 to the consolidated financial statements for the year ended December 31, 2010, and the information set forth in Exhibit 13 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures” filed with our Form 10-K for the year ended December 31, 2010, for more information about the terms of the junior subordinated debentures.  During the first nine months of 2010 the securities issued by Southcoast Capital Trust III were effectively converted from a floating rate to a fixed rate through the use of an interest rate swap agreement.  The agreement, which expired September 30, 2010, provided for the Company to make payments at a fixed rate of 6.32% in exchange for receiving payments at a variable rate (three month LIBOR plus 150 basis points).  See Note 13 to the consolidated financial statements filed with our Form 10-K for the year ended December 31, 2010, for more information about the terms of the interest rate swap agreement.  Since September 30, 2010 the Company has paid the variable rate of three month LIBOR plus 150 basis points (1.77 percent per annum for the first quarter of 2011).

Capital Resources
The Company’s total shareholders’ equity increased by approximately $203,000 during the first three months of 2011, due to other comprehensive income of approximately $751,000 and proceeds from stock issuances of approximately $31,000 pursuant to our Employee Stock Purchase Plan, partially offset by a net loss of approximately $579,000.  The Company’s Tier 1 capital to average assets ratio was 11.39 percent as of March 31, 2011 compared to 11.70 percent as of December 31, 2010.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations.  The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  These requirements are set by regulation and are shown in the table below which is applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings.  The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank.  As of March 31, 2011, the Company and the Bank exceeded each of the capital requirements shown in the following table.

Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	50,839	14.85%	34,230	10.00%	27,384	8.00%
Tier 1 capital (to risk-weighted assets)	46,436	13.57%	20,538	6.00%	13,692	4.00%
Tier 1 capital (to average assets)	46,436	10.09%	23,189	5.00%	18,551	4.00%
The Company
Total capital (to risk-weighted assets)	57,449	16.55%	N/A	N/A	27,777	8.00%
Tier 1 capital (to risk-weighted assets)	52,986	15.26%	N/A	N/A	13,889	4.00%
Tier 1 capital (to average assets)	52,986	11.39%	N/A	N/A	18,607	4.00%

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk
The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party.  At March 31, 2011, the Company had issued commitments to extend credit of approximately $18.9 million and standby letters of credit of approximately $601,000 through various types of commercial lending arrangements. Approximately $15.9 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2011.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total
Unused commitments to extend credit	$1,242,604	$1,443,484	$7,092,334	$9,778,422	$9,158,476	$18,936,898
Standby letters of credit	114,829	-	486,260	601,089	-	601,089
Totals	$1,357,433	$1,443,484	$7,578,594	$10,379,511	$9,158,476	$19,537,987

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 10, 2011.  There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Date: May 12, 2011	By:	s/L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: May 12, 2011	By:	s/William C. Heslop
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