Form 10-Q
period 2011-06-30
SOUTHCOAST FINANCIAL CORP
filed 2011-08-11
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

        X                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

      ___                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES   [ X]        NO                                [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]     No [   ] (This is the first report for which an Interactive Data File is required to be filed and posted.)

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

5,290,429 shares of common stock, no par value, as of July 31, 2011

SOUTHCOAST FINANCIAL CORPORATION

INDEX

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	2

	Condensed Consolidated Statements of Income – Six months ended June 30, 2011 and 2010	3

	Condensed Consolidated Statements of Income – Three months ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss) -
	Six months ended June 30, 2011 and 2010	5

	Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2011 and 2010	6

	Notes to Condensed Consolidated Financial Statements	7-24

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 6.	Exhibits	37

Signatures		37

Exhibit Index		38

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$24,995,819	$20,061,687
Federal funds sold	2,120,646	-
Total cash and cash equivalents	27,116,465	20,061,687

Investment securities
Available for sale	63,803,881	72,306,006
Federal Home Loan Bank Stock, at cost	3,844,600	4,105,700

Loans held for sale	105,000	417,000

Loans, net of allowance of $10,106,300 and $9,512,831	320,440,383	326,935,892

Premises and equipment, net	22,002,699	22,447,556
Other real estate owned	8,857,897	8,923,211
Company owned life insurance	11,722,467	11,519,785
Deferred tax asset, net of valuation allowance	-	5,319,888
Other assets	4,147,373	6,289,544

Total assets	$462,040,765	$478,326,269

Liabilities
Deposits
Noninterest-bearing	$32,556,618	$28,855,563
Interest-bearing	309,501,508	315,746,759

Total deposits	342,058,126	344,602,322

Securities sold under agreements to repurchase	9,223,462	3,963,399
Federal Home Loan Bank Borrowings	59,000,000	69,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	3,343,028	4,672,532

Total liabilities	423,934,616	432,548,253

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 5,280,925 shares outstanding at June 30, 2011 and 4,780,822 at December 31, 2010)	54,322,832	54,257,867
Accumulated deficit	(14,746,953)	(6,039,977)
Accumulated other comprehensive loss	(1,469,730)	(2,439,874)

Total shareholders’ equity	38,106,149	45,778,016

Total liabilities and shareholders’ equity	$462,040,765	$478,326,269

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
Interest income
Loans, including fees	$8,965,179	$9,550,362
Taxable securities	851,495	1,233,045
Tax exempt securities	246,139	163,191
Cash and federal funds sold	17,380	23,041

Total interest income	10,080,193	10,969,639

Interest expense
Deposits and borrowings	3,512,069	5,055,024

Net interest income	6,568,124	5,914,615
Provision for loan losses	3,643,389	1,800,000

Net interest income after provision for loan losses	2,924,735	4,114,615

Noninterest income
Service fees on deposit accounts	682,914	543,652
Gain on sale of available for sale securities	818,755	1,618,959
Company owned life insurance earnings	202,682	207,905
Other-than-temporary impairment on available for sale securities	(175,920)	-
Other	126,949	306,867
Total noninterest income	1,655,380	2,677,383

Noninterest expenses
Salaries and employment benefits	3,379,055	3,320,558
Occupancy	604,298	711,181
Furniture and equipment	793,662	727,761
Software	177,441	197,546
Insurance	456,913	394,421
Professional fees	475,285	400,231
Telephone, postage, and supplies	174,832	177,734
Gain on sale of other real estate owned	(399,402)	(640,113)
Other real estate owned rental income, impairment provision, and other expenses	2,250,985	(53,383)
Other operating expenses	562,383	576,185
Total noninterest expenses	8,475,452	5,812,121

Income (loss) before income taxes	(3,895,337)	979,877

Income tax expense	4,811,639	237,725

Net income (loss)	$(8,706,976)	$742,152

Basic net income (loss) per common share	$(1.65)	$.15

Diluted net income (loss) per common share	$(1.65)	$.15

Weighted average shares outstanding
Basic	5,275,558	5,009,293
Diluted	5,275,558	5,009,293

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended
	June 30,
	2011	2010
Interest income
Loans, including fees	$4,474,299	$4,776,239
Taxable securities	462,322	624,820
Tax exempt securities	123,286	83,904
Cash and federal funds sold	10,433	9,322

Total interest income	5,070,340	5,494,285

Interest expense
Deposits and borrowings	1,735,382	2,461,572

Net interest income	3,334,958	3,032,713
Provision for loan losses	2,493,389	800,000

Net interest income after provision for loan losses	841,569	2,232,713

Noninterest income
Service fees on deposit accounts	348,688	285,465
Gain on sale of available for sale securities	797,305	783,547
Company owned life insurance earnings	104,179	100,919
Other-than-temporary impairment on available for sale securities	-	-
Other	63,026	250,302
Total noninterest income	1,313,198	1,420,233

Noninterest expenses
Salaries and employment benefits	1,679,576	1,656,904
Occupancy	312,687	316,185
Furniture and equipment	428,772	355,534
Software	90,534	100,097
Insurance	186,891	197,837
Professional fees	217,648	214,491
Telephone, postage, and supplies	87,661	86,968
Gain on sale of other real estate owned	(397,075)	(77,813)
Other real estate owned rental income, impairment provision, and other expenses	2,131,281	(3,950)
Other operating expenses	308,932	346,500
Total noninterest expenses	5,046,907	3,192,753

Income (loss) before income taxes	(2,892,140)	460,193
Income tax expense	5,235,433	80,951

Net income (loss)	$(8,127,573)	$379,242

Basic net income (loss) per common share	$(1.54)	$.08

Diluted net income (loss) per common share	$(1.54)	$.08

Weighted average shares outstanding
Basic	5,280,925	5,013,523
Diluted	5,280,925	5,013,523

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
For the six months ended June 30, 2011 and 2010
(Unaudited)
	Common Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance, January 1, 2010	4,542,023	$53,583,283	$(6,108,846)	$(2,393,645)	$45,080,792

Net income for the period			742,152		742,152

Other comprehensive income
Unrealized holding gains on securities available for sale net of taxes of $660,883				1,652,795	1,652,795

Less reclassification adjustment for gains included in net income, net of taxes of $318,818				(1,036,134)	(1,036,134)

Comprehensive income					1,358,813

Employee stock purchase plan	15,725	54,172	. -	-	54,172

Balance, June 30, 2010	4,557,748	$53,637,455	$(5,366,694)	$(1,776,984)	$46,493,777

Balance, January 1, 2011	4,780,822	$54,257,867	$(6,039,977)	$(2,439,874)	$45,778,016

Net loss for the period			(8,706,976)		(8,706,976)

Other comprehensive income
Unrealized holding gains on securities available for sale net of taxes of $840,458				1,494,147	1,494,147

Less reclassification adjustment for gains included in net income, net of taxes of $294,752				(524,003)	(524,003)

Comprehensive loss					(7,736,832)
Stock dividend (10%)	480,156	-	-		-

Employee stock purchase plan	19,947	64,965	. -	-	64,965

Balance, June 30, 2011	5,280,925	$54,322,832	$(14,746,953)	$(1,469,730)	$38,106,149

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income (loss)	$(8,706,976)	$742,152
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Decrease in deferred income taxes	4,806,039	330,459
Provision for loan losses	3,643,389	1,800,000
Depreciation and amortization	507,300	544,564
Discount accretion and premium amortization	163,941	175,079
Gain on sale of securities	(818,755)	(1,618,959)
Gain on sale of premises and equipment	-	(123,318)
Other-than-temporary impairment on available for sale securities	175,920	-
Gain on sale of other real estate owned	(399,401)	(640,113)
Deferred gain on sale of other real estate owned	(92,692)	-
Impairment charges on other real estate owned	1,996,877	-
Originations of loans held for sale	(1,947,395)	(15,942,036)
Proceeds from sales of loans held for sale	2,259,395	16,262,115
Increase in value of Company owned life insurance	(202,682)	(207,905)
Decrease in other assets	2,048,077	5,412,758
Decrease in other liabilities	(1,329,504)	(3,594,586)
Net cash provided by operating activities	2,103,533	3,140,210

Investing activities
Sales of Federal Home Loan Bank stock	261,100	-
Purchases of investment securities available-for-sale	(25,895,370)	(82,675,376)
Sales of investment securities available-for-sale	32,231,984	73,118,986
Calls, maturities, and paydowns of investment securities available-for-sale	4,222,492	3,737,276
Proceeds from sales of premises and equipment	-	823,318
Purchases of premises and equipment	(62,443)	(1,509,946)
Proceeds from sales of other real estate owned	2,321,313	6,605,686
Proceeds from liquidation of Company owned life insurance	-	8,129,967
Capital expenditures related to other real estate owned	(257,121)	-
Net (increase) decrease in loans	(651,542)	9,756,478
Net cash provided by investing activities	12,170,413	17,986,389

Financing activities
Decrease in borrowings	(4,739,937)	(2,479,430)
Net proceeds from issuances of stock	64,965	54,172
Net decrease in deposits	(2,544,196)	(18,233,495)
Net cash used for financing activities	(7,219,168)	(20,658,753)

Increase in cash and cash equivalents	7,054,778	467,846
Cash and cash equivalents, beginning of period	20,061,687	40,898,730
Cash and cash equivalents, end of period	$27,116,465	$41,366,576

Cash paid during the year for:
Income taxes	$-	$596,367
Interest	$3,275,915	$4,786,578

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

They also specify the computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures.  Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding.  The computation for diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options outstanding is reflected in diluted EPS by application of the treasury stock method.  The Company had no dilutive or antidilutive instruments outstanding during the periods ended June 30, 2011 or 2010.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Recently Issued Accounting Standards- (continued)

A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to modifications occurring at or after the beginning of the annual period of adoption. The Company has determined that the provisions of ASU 2011-02 will not have a material impact on the Company’s financial position, results of operations or liquidity.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements.  The provisions of ASU 2011-05 require reporting the components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements.  ASU 2011-05 does not change the items that must be reported in other comprehensive income but rather removes the presentation options available under ASC 220, “Comprehensive Income,” and requires the presentation options mentioned above.  The new presentation disclosures required by ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011.  As this ASU amends only the presentation of comprehensive income, the adoption will have no impact on the Company’s financial position, results of operations, or liquidity.

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	June 30, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$52,701,462	$98,031	$49,813	$52,749,680
Other	1,734,080	46,158	-	1,780,238
Municipal securities	7,177,190	120,656	8,795	7,289,051
Other	4,487,603	-	2,502,691	1,984,912

Total	$66,100,335	$264,845	$2,561,299	$63,803,881

	December 31, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$57,531,723	$137,206	$985,935	$56,682,994
Other	1,875,479	4,992	-	1,880,471
Municipal securities	12,257,174	90,523	259,908	12,087,789
Other	4,659,464	-	3,004,712	1,654,752

Total	$76,323,840	$232,721	$4,250,555	$72,306,006

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

Available for Sale
	June 30, 2011
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$15,736,382	$49,813	$-	$-	$15,736,382	$49,813
Municipal securities	295,428	5,260	285,541	3,535	580,969	8,795
Other	93,972	46,609	1,071,521	2,456,082	1,165,493	2,502,691

Total	$16,125,782	$101,682	$1,357,062	$2,459,617	$17,482,844	$2,561,299

	December 31, 2010
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$38,868,650	$904,061	$1,056,758	$81,874	$39,925,408	$985,935
Municipal securities	6,782,898	210,605	446,500	49,303	7,229,398	259,908
Other	-	-	694,752	3,004,712	694,752	3,004,712

Total	$45,651,548	$1,114,666	$2,198,010	$3,135,889	$47,849,558	$4,250,555

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,459,617 or three securities comprising 96% of total unrealized losses, and $3,135,889, or five securities comprising 74% of total unrealized losses, at June 30, 2011 and December 31, 2010, respectively.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The unrealized loss attributable to other securities relates to market valuations on two individual pooled trust preferred securities.  The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities.  These securities are considered Level 3 securities in the fair value hierarchy, as they both trade in less than liquid markets.  One of the securities with an amortized cost of approximately $1.8 million and fair value of approximately $1.1 million is receiving contractual interest payments, while the other with an amortized cost of approximately $1.7 million and fair value of approximately $16,000 is receiving payment-in-kind interest, which consists of capitalization of interest amounts due on the security.  Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security.

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”).  This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  The OTTI evaluation model assumes no recoveries on defaults.  The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011 and June 30, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011.  No credit losses had been recognized on these securities prior to 2011, and there were no changes to credit losses recognized in earnings for the quarter ended June 30, 2011.

The following table provides certain relevant details on each of our pooled trust preferred securities as of June 30, 2011, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of its underlying issuers.  “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure.  It is expressed in the tables below as a percentage of performing collateral.  It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

June 30, 2011
(Amounts in thousands)
	Security A	Security B

Book Value	$1,797	$1,730
Fair Value	1,055	16
Unrealized Loss	742	1,714
Number of underlying financial institution issuers	48	42
Number of deferrals and defaults	16	16
Additional expected deferrals/ defaults*	N/A	0/2
Excess Subordination as a percentage of performing collateral^	11.98%	N/A

*
No assessment of this number was made for Security A as it was not formally evaluated for Other Than  Temporary Impairment(OTTI) due to its current payment status and its excess subordination. For Security B, this includes issuers for which there is an estimated probability of deferral or default of 50% or greater.  None of the remaining performing collateral was projected as a future deferral or default; two deferring issuers were projected to default.

^Security B is in a support tranche and has no excess subordination.

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

The amortized costs and fair values of investment securities available for sale at June 30, 2011 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due after five but within ten years	$2,282,468	$2,352,913
Due after ten years	9,232,325	6,827,078
Mortgage backed	54,435,542	54,529,918
Equity securities with no maturity	150,000	93,972

Total investment securities available-for-sale	$66,100,335	$63,803,881

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 – Investment Securities – (continued)

The proceeds from sales of securities and the associated gains are listed below:

	Period Ending June 30,
	2011	2010

Proceeds	$32,231,984	$73,118,986
Gross Gains	715,349	1,618,959
Gross Losses	39,887	-

The tax provision related to the above net realized gains and losses was $243,166 and $582,825 for the periods ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, an equity investment classified with other assets was sold for proceeds totaling $753,223 with a gain of $143,293 recognized.

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	June 30,	December 31,
	2011	2010
Real estate secured loans:
Residential 1-4 Family	$164,070	$156,766
Multifamily	5,406	6,657
Commercial	86,831	92,481
Construction and land development	47,302	51,366

Total real estate secured loans	303,609	307,270
Commercial and industrial	24,340	26,242
Consumer	2,058	2,372
Other	540	565

Total gross loans	330,547	336,449
Allowance for loan losses	(10,106)	(9,513)

	$320,441	$326,936

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

The following tables provide a summary of our credit risk profile by loan categories as of June 30, 2011 and December 31, 2010(including nonaccrual loans).

(Dollars in thousands)
Credit risk Profile by Creditworthiness Category
As of June 30, 2011 and December 31, 2010

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2011	2010	2011	2010	2011	2010	2011	2010
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	39,521	33,374	-	-	7,846	5,770	8,165	5,899
4	63,586	67,724	731	745	27,361	28,268	10,601	13,257
5	49,016	41,960	2,985	3,030	27,728	38,308	16,454	17,013
6	2,983	3,585	-	396	9,974	7,857	473	701
7	7,875	7,978	1,690	1,315	12,168	10,272	10,922	12,674
8	1,089	2,145	-	1,171	1,754	2,006	687	1,822
9	-	-	-	-	-	-	-	-

Total	$164,070	$156,766	$5,406	$6,657	$86,831	$92,481	$47,302	$51,366

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Grade
1	$1,886	$1,416	$37	$52	$-	$-	$1,923	$1,468
2	-	-	-	-	-	-	-	-
3	1,624	1,959	235	293	261	204	57,652	47,499
4	5,360	4,865	331	334	279	301	108,249	115,494
5	10,801	14,964	1,285	1,542	-	60	108,269	116,877
6	2,931	971	-	23	-	-	16,361	13,533
7	1,738	2,067	170	128	-	-	34,563	34,434
8	-	-	-	-	-	-	3,530	7,144
9	-	-	-	-	-	-	-	-

Total	$24,340	$26,242	$2,058	$2,372	$540	$565	$330,547	$336,449

	Residential – Prime		Residential – Subprime (1)		Residential Total
	2011	2010	2011	2010	2011	2010
Grade
Pass	$144,203	$139,572	$7,920	$3,486	$152,123	$143,058
Special Mention	2,720	3,585	263	-	2,983	3,585
Substandard	6,006	6,480	1,869	1,498	7,875	7,978
Doubtful	847	1,592	242	553	1,089	2,145

Total	$153,776	$151,229	$10,294	$5,537	$164,070	$156,766

(1) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

The following tables provide a summary of past due loans by loan category as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)

Past Due Loans For the Periods Ended June 30, 2011 and December 31, 2010
June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$5,879	$2,327	$3,387	$11,593	$152,477	$164,070	$324
Multifamily Residential	-	829	-	829	4,577	5,406	-
Commercial Real Estate	470	1,293	4,807	6,570	80,261	86,831	-
Construction and Land Development	349	-	7,631	7,980	39,322	47,302	23
Non Real Estate Secured
Commercial and Industrial	584	378	251	1,213	23,127	24,340	-
Consumer and Other	21	26	-	47	2,551	2,598	-

Total	$7,303	$4,853	$16,076	$28,232	$302,315	$330,547	$347

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$4,601	$1,018	$3,554	$9,173	$147,593	$156,766	$44
Multifamily Residential	-	-	1,171	1,171	5,486	6,657	-
Commercial Real Estate	4,815	1,437	4,908	11,160	81,321	92,481	-
Construction and Land Development	202	182	1,899	2,283	49,083	51,366	-
Non Real Estate Secured
Commercial and Industrial	612	157	526	1,295	24,947	26,242	-
Consumer and Other	45	40	9	94	2,843	2,937	-

Total	$10,275	$2,834	$12,067	$25,176	$311,273	$335,449	$44

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

The following table provides a summary of nonaccrual loans as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)

	June 30,	December 31,
	2011	2010

1-4 Family Residential Prime	$2,660	$3,674
1-4 Family Residential Subprime (1)	1,532	1,175
Multifamily Residential	-	1,171
Commercial Real Estate	8,461	8,771
Construction and Land Development	7,751	3,890
Commercial and Industrial	631	923
Consumer and Other	-	9

Total	$21,035	$19,613

 (1) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

At June 30, 2011 and December 31, 2010, nonaccrual loans totaled $21 million and $19.6 million, respectively.  The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $1 million and $793,000 at June 30, 2011and December 31, 2010, respectively.  At June 30, 2011 and December 31, 2010, troubled debt restructurings excluding those on nonaccrual status totaled $1.9 million and $3.2 million, respectively.  The gross interest income that would have been recognized on troubled debt restructurings according to the original loan terms during the first and second quarters of 2011 totaled approximately $66,000; actual interest income recognized on these loans according to the restructured terms totaled $60,000. The gross interest income that would have been recognized on troubled debt restructurings according to the original loan terms during 2010 totaled approximately $229,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $190,000.  At June 30, 2011 and December 31, 2010, impaired loans (which include non-accrual loans) totaled $22.9 million and $22.8 million, respectively.  Impaired loans evaluated individually for impairment totaled $20.3 million and $19.2 million at June 30, 2011 and December 31, 2010, respectively.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	June 30,	June 30,
	2011	2010

Balance, beginning of year	$9,513	$10,042
Provision for loan losses	3,643	1,800
Net charge offs	(3,050)	(1,561)

Balance, end of quarter	$10,106	$10,281

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

	For the Six Months Ended June 30, 2011

	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,532	$(576)	$94	$570	$2,273	$347	$2,620
Multifamily Residential	358	(402)	-	80	36	-	36
Commercial Real Estate	1,263	(741)	6	1,571	1,218	881	2,099
Construction and Land Development	2,972	(593)	96	(677)	696	1,102	1,798
Non Real Estate Secured
Commercial and Industrial	619	(951)	34	2,087	1,789	-	1,789
Consumer and Other	124	(18)	1	(62)	45	-	45
Other
Other General Reserves	1,345	( -)	-	35	1,380	-	1,380
Unallocated	300	( -)	-	39	339	-	339
Total	$9,513	$(3,281)	$231	$3,643	$7,776	$2,330	$10,106

	For the Three Months Ended June 30, 2011
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,670	$(261)	$53	$158	$2,273	$347	$2,620
Multifamily Residential	141	( -)	-	(105)	36	-	36
Commercial Real Estate	1,345	(510)	6	1,258	1,218	881	2,099
Construction and Land Development	2,035	(488)	88	163	696	1,102	1,798
Non Real Estate Secured
Commercial and Industrial	845	(114)	34	1,024	1,789	-	1,789
Consumer and Other	152	(9)	-	(98)	45	-	45
Other
Other General Reserves	1,329	( -)	-	51	1,380	-	1,380
Unallocated	297	( -)	-	42	339	-	339
Total	$8,814	$(1,382)	$181	$2,493	$7,776	$2,330	$10,106

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

	For the Year Ended December 31, 2010
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,163	$(1,327)	$22	$1,674	$1,723	$809	$2,532
Multifamily Residential	64	(50)	-	344	69	289	358
Commercial Real Estate	2,454	(805)	256	(642)	737	526	1,263
Construction and Land Development	2,413	(2,292)	33	2,818	2,333	639	2,972
Non Real Estate Secured
Commercial and Industrial	683	(63)	23	(24)	619	-	619
Consumer and Other	106	(132)	5	145	124	-	124
Other
Other General Reserves	1,350	-	-	(5)	1,345	-	1,345
Unallocated	809	-	-	(509)	300	-	300
Total	$10,042	$(4,669)	$339	$3,801	$7,250	$2,263	$9,513

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment.  The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)

Loans Receivable:	As of June 30, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,985	$161,085	$164,070
Multifamily Residential	810	4,596	5,406
Commercial Real Estate	8,461	78,370	86,831
Construction and Land Development	7,998	39,304	47,302
Non Real Estate Secured
Commercial and Industrial	-	24,340	24,340
Consumer and Other	-	2,598	2,598
Total:	$20,254	$310,293	$330,547

Loans Receivable:	As of December 31, 2010
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$4,678	$152,088	$156,766
Multifamily Residential	1,993	4,664	6,657
Commercial Real Estate	8,262	84,219	92,481
Construction and Land Development	4,270	47,096	51,366
Non Real Estate Secured
Commercial and Industrial	-	26,242	26,242
Consumer and Other	-	2,937	2,937
Total:	$19,203	$317,246	$336,449

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

(Dollars in thousands)

Impaired Loans
For the Six Months Ended June 30, 2011

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Residential Prime	$1,575	$1,426	$-	$149	$1,373	$8
1-4 Residential Subprime (2)	-	-	-	-	-	-
Multifamily Residential	810	810	-	-	718	28
Commercial Real Estate	4,099	3,380	-	719	3,503	-
Construction and Land Development	1,151	665	-	486	782	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Residential Prime	$323	$323	$46	$-	$238	$6
1-4 Residential Subprime (2)	1,323	1,237	301	86	911	4
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	5,080	5,080	881	-	4,483	-
Construction and Land Development	7,490	7,333	1,102	157	6,605	97
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Residential Prime	$1,898	$1,749	$46	$149	$1,611	$14
1-4 Residential Subprime (2)	1,323	1,237	301	86	911	4
Multifamily Residential	810	810	-	-	718	28
Commercial Real Estate	9,179	8,460	881	719	7,986	-
Construction and Land Development	8,641	7,998	1,102	643	7,387	97
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$21,851	$20,254	$2,330	$1,597	$18,613	$143

(1)  Impaired balance and accrued interest, net of deferred fees and costs.
    (2)  1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

(Dollars in thousands)

Impaired Loans
For the Three Months Ended June 30, 2011
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Residential Prime	$1,575	$1,426	$-	$149	$1,374	$4
1-4 Residential Subprime (2)	-	-	-	-	-	-
Multifamily Residential	810	810	-	-	769	14
Commercial Real Estate	4,099	3,380	-	719	3,444	-
Construction and Land Development	1,151	665	-	486	771	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Residential Prime	$323	$323	$46	$-	$254	$4
1-4 Residential Subprime (2)	1,323	1,237	301	86	911	-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	5,080	5,080	881	-	4,662	-
Construction and Land Development	7,490	7,333	1,102	157	6,507	6
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Residential Prime	$1,898	$1,749	$46	$149	$1,628	$8
1-4 Residential Subprime (2)	1,323	1,237	301	86	911	-
Multifamily Residential	810	810	-	-	769	14
Commercial Real Estate	9,179	8,460	881	719	8,106	-
Construction and Land Development	8,641	7,998	1,102	643	7,278	6
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$21,851	$20,254	$2,330	$1,597	$18,692	$28

(1)  Impaired balance and accrued interest,  net of deferred fees and costs.
    (2)  1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

(Dollars in thousands)

Impaired Loans
For the Year Ended December 31, 2010

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Residential Prime	$2,736	$1,904	$-	$832	$2,184	$-
1-4 Residential Subprime (2)	326	240	-	86	261	-
Multifamily Residential	410	410	-	-	577	-
Commercial Real Estate	6,010	5,412	-	598	5,490	-
Construction and Land Development	1,577	1,101	-	576	1,358	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Residential Prime	1,851	1,851	$670	$-	$1,693	$8
1-4 Residential Subprime (2)	683	683	139	-	583	-
Multifamily Residential	1,596	1,583	289	13	1,322	4
Commercial Real Estate	2,850	2,850	526	-	2,240	-
Construction and Land Development	3,824	3,169	639	655	2,861	15
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Residential Prime	4,587	3,755	$670	$832	$3,877	$8
1-4 Residential Subprime (2)	1,009	923	139	86	844	-
Multifamily Residential	2,006	1,993	289	13	1,899	4
Commercial Real Estate	8,860	8,262	526	598	7,730	-
Construction and Land Development	5,501	4,270	639	1,231	4,219	15
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$21,963	$19,203	$2,263	$2,760	$18,569	$27

(1) Impaired balance and accrued interest, net of deferred fees and costs.
    (2) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Deferred Taxes

At June 30, 2011, the Company recorded a full valuation allowance against its deferred tax assets totaling approximately $6.4 million.  In arriving at its decision to do so, management evaluated the Company’s three year pretax historical losses totaling approximately $19.4 million and the economy of the last several years which contributed to these losses.  Based on earnings projections for the next three years, management does not consider it more likely than not that the Company will generate sufficient tax liabilities through earnings during this period to offset its current level of deferred tax assets.  Prior to the year ending December 31, 2008, the Company had a consistent history of generating significant pretax income.  The tax losses generated during the years ended December 31, 2010 and 2009 were completely absorbed through the use of net operating loss carrybacks.  These factors, coupled with the Company’s income projections over the next several years, led to the Company’s decision to not provide for a valuation allowance prior to June 30, 2011.  However, management’s assessment of the near term realizability of the deferred tax asset changed as a result of the required provisions for loan losses and other real estate owned for the three months ended June 30, 2011.  These provisions and the current economic conditions that fueled them led to uncertainty about the required level of future provisions and, therefore, led management to the conclusion that a full valuation allowance on the Company’s deferred tax asset was needed.

Note 8 – Fair Value of Financial Instruments

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, real estate appraisals, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and other real estate owned when adjusting for selling costs, and impaired loans.

Assets measured at fair value on a recurring basis are as follows as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$52,750	$-	$52,750
Other	-	1,780	-	1,780
Municipals	-	7,289	-	7,289
Other	-	404	1,581	1,985

Total assets at fair value	$-	$62,223	$1,581	$63,804

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value of Financial Instruments – (continued)

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$56,683	$-	$56,683
Other	-	1,880	-	1,880
Municipals	-	12,088	-	12,088
Other	-	460	1,195	1,655

Total assets at fair value	$-	$71,111	$1,195	$72,306

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential Prime	$-	$-	$1,426	$1,426
Multifamily Residential	-	-	810	810
Commercial Real Estate	-	-	3,380	3,380
Construction and Land Development	-	-	665	665
Other Real Estate Owned
Commercial Office Properties	-	-	2,076	2,076
Commercial Lots	-	-	284	284
Residential 1 – 4 Family Lots and Homes Under Construction	-	-	4,205	4,205
Residential 1 – 4 Family Homes	-	-	1,393	1,393
Multifamily Properties	-	-	900	900

Total assets at fair value	$-	$-	$15,139	$15,139

(2) 1 – 4 Family Residential Loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value of Financial Instruments – (continued)

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential Prime	$-	$-	$1,904	$1,904
Multifamily Residential	-	-	240	240
Commercial Real Estate	-	-	410	410
Construction and Land Development	-	-	5,412	5,412
Other Real Estate Owned
Commercial Office Properties	-	-	1,101	1,101
Commercial Lots	-	-	908	908
Residential 1 – 4 Family Lots and Homes Under Construction	-	-	4,256	4,256
Residential 1 – 4 Family Homes	-	-	1,622	1,622
Multifamily Properties	-	-	220	220

Total assets at fair value	$-	$-	$17,990	$17,990

(2) 1 – 4 Family Residential Loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table reconciles the changes in recurring Level 3 financial instruments for the six months ended June 30, 2011 and 2010 (amounts in thousands):

	June 30,	June 30,
	2011	2010

Beginning of Year Balance	$1,195	$1,245
Discount Accretion	4	6
Other-than-temporary impairment on available for sale securities	(176)	-
Unrealized Gain	558	300

Ending Balance	$1,581	$1,551

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value of Financial Instruments – (continued)

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2.  There were no fair value adjustments to mortgage loans held for sale as of June 30, 2011 and December 31, 2010.

Valuation Methodologies – Assets and Liabilities not recorded at Fair Value

The following is a description of the valuation methodologies used for assets and liabilities that are not recorded at fair value, but whose fair value must be estimated and disclosed:

Loans

For certain categories of loans, such as variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value.  The Company considers problem loans with principal balances of $250,000 or greater individually for impairment.  The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less costs to sell.  At June 30, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral less costs to sell.  Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments.  Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of an impaired loan is based on an observable market price the Company records the impaired loan as nonrecurring Level 2.  When the fair value of an impaired loan is based on the present value of expected cash flows or the fair value of the underlying collateral the Company records the impaired loan as nonrecurring Level 3.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value of Financial Instruments – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$24,996	$24,996	$20,062	$20,062
Federal funds sold	2,121	2,121	-	-
Investment securities	63,804	63,804	72,306	72,306
Loans held for sale	105	105	417	417
Loans, net	320,440	318,205	326,936	326,305
Other Real Estate Owned, net	8,858	8,858	8,923	8,923

Financial liabilities:
Deposits	342,058	335,305	344,602	335,993
Short term borrowings	9,224	9,224	3,963	3,963
Advances from Federal Home Loan Bank	59,000	53,731	69,000	63,682
Junior subordinated debentures	10,310	10,310	10,310	10,310

The fair value of both commitments to extend credit, which totaled approximately $17.7 million and $19.4 million at June 30, 2011 and December 31, 2010, respectively, and standby letters of credit, which totaled approximately $465,000 and $615,000 at June 30, 2011 and December 31, 2010, respectively, is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements).

Note 9 – Comprehensive Income (Loss)

Total comprehensive income(loss) consists of net income(loss), unrealized gains and losses on investment securities AFS, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities AFS sold, net of income taxes. Total comprehensive loss was approximately$7.7 million for the six months ended June 30, 2011, compared to comprehensive income of approximately $1.4 million for the six months ended June 30, 2010.  Total comprehensive loss was approximately$7.9 million for the three months ended June 30, 2011, compared to comprehensive income of approximately $446,000 for the three months ended June 30, 2010.

Note 10 – Supplemental Non- Cash Data for Cash Flows

For the six months ended June 30, 2011 and June 30, 2010, the Company transferred approximately $3.5 million and $2.6 million, respectively, from loans to other real estate owned in non-cash operating activities.  Also, for the six months ended June 30, 2011 and June 30, 2010, the Company made loans totaling approximately $1.5 million and $5.4 million, respectively, in order to facilitate the sale of other real estate owned.  These loans also represented non-cash operating activities.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Results of operations for the period ending June 30, 2011 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements include statements with respect to management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

o	future economic and business conditions;
o	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limitedto, continued falling real estate values and increasing levels of unemployment;
o	government monetary and fiscal policies;
o	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the valuesof loan collateral, securities, and interest sensitive assets and liabilities;
o	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
o	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by variousgovernments and government agencies, including the United States of America;
o	credit risks;
o	higher than anticipated levels of defaults on loans;
o	perceptions by depositors about the safety of their deposits;
o	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
o
the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

o	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
o	the effect of agreements with regulatory authorities, which restrict various activities and impose additionaladministrative requirements without commensurate benefits;
o	changes in the requirements of regulatory agencies;
o	changes in accounting policies, rules and practices;
o	changes in technology or products may be more difficult or costly, or less effective than anticipated;
o	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect generaleconomic conditions and economic confidence;
o	ability to continue to weather the current economic downturn;
o	loss of consumer or investor confidence; and
o	other factors and information described in any of the reports that we file with the Securities and ExchangeCommission under the Securities Exchange Act of 1934.

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The Company’s net loss for the six months ended June 30, 2011 was approximately $8,700,000 or $1.65 per basic share, compared to net income of approximately $742,000, or $.15 per basic share, for the six months ended June 30, 2010.  The average number of basic shares outstanding for the six months ended June 30, 2011 was 5,275,558 compared to 5,009,293 for the six months ended June 30, 2010.

The Company’s net loss for the three months ended June 30, 2011 was approximately $8,100,000, or $1.54 per basic share, compared to net income of approximately $379,000, or $.15 per basic share, for the three months ended  June 30, 2010.  The average number of basic shares outstanding for the three months ended June 30, 2011 was 5,280,925 compared to 5,013,523 for the three months ended June 30, 2010.

The largest single component of the six month and three month losses related to the full valuation allowance recorded  on the Company’s deferred tax asset as detailed in Note 7.  The income tax expense associated with this valuation allowance for the six months and three months ended June 30, 2011 totaled approximately $5.2 million and $4.8 million, respectively.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings.  Net interest income was approximately $6.6 million for the six months ended June 30, 2011, compared to approximately $5.9 million for the six months ended June 30, 2010.  Net interest income was approximately  $3.3 million for the three months ended June 30, 2011, compared to approximately $3.0 million for the three months ended June 30, 2010.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.  The improvement in the Company’s net interest income for the six months and three months ended June 30, 2011 when compared with the six months and three months ended June 30, 2010 is based on declines in the cost of funds between the comparative periods which significantly outpaced declines in earning asset yields between the comparative periods.

Average earning assets for the six months ended June 30, 2011 decreased 5.1 percent to $403.6 million from the $425.1 million reported for the six months ended June 30, 2010.  The decrease was attributable to decreases of $10.1 million in average loans and $11.4 million in average total investments, cash, and federal funds sold.  The decrease in average loans between the two periods was primarily due to loan chargeoffs and foreclosures during 2010, which totaled $4.3 million and $9.0 million, respectively.  Additionally, the slow lending environment resulting from the continued sluggish economy has caused the volume of new loans to lag behind loan paydowns.

Average interest bearing liabilities for the six months ended June 30, 2011 decreased 8.5 percent to $392 million from the $428.2 million reported for the six months ended June 30, 2010.  The decrease was attributable to decreases of $34 million and $22.1 million in average time deposits and average other borrowings, respectively. These decreases were partially offset by an increase of $19.9 million in average savings and transaction accounts.  The decrease in average time deposits was attributable to a decrease of $32.3 million  in average brokered and wholesale time deposits.  The decrease in average other borrowings was primarily attributable to decreases of $17.1 million and $5.0 million in average Federal Home Loan Bank Borrowings and average brokered repurchase agreements, respectively.  These changes in the funding mix are consistent with the Company’s efforts to build its core deposits while reducing its reliance on wholesale funding sources and retail time deposits.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the six months ended June 30, 2011 and 2010.

	For the six months ended			For the six months ended
	June 30, 2011			June 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$15,909,847	$17,380	0.22%	$18,366,869	$23,041	0.25%
Investments – taxable	62,473,957	851,495	2.75	75,859,098	1,233,045	3.28
Investments - nontaxable	12,030,259	246,139	4.13	7,547,882	163,191	4.36

Total investments and federal funds sold	90,414,063	1,115,014	2.49	101,773,849	1,419,277	2.99

Loans (2) (3)	313,240,397	8,965,179	5.75	323,352,663	9,550,362	5.94

Total earning assets/interest income	403,654,460	10,080,193	5.02%	425,126,512	10,969,639	5.19%
Other assets	68,174,456			82,818,048

Total assets	$471,828,916			$507,944,560

Liabilities
Savings and transaction accounts	$98,635,093	634,133	1.30%	$78,689,163	615,202	1.58%
Time deposits	219,333,032	1,666,793	1.53	253,355,162	2,560,174	2.04
Other borrowings	63,691,687	1,120,427	3.55	85,811,993	1,561,928	3.67
Subordinated debt	10,310,000	90,716	1.77	10,310,000	317,720	6.21

Total interest bearing liabilities/interest expense	391,969,812	3,512,069	1.81	428,166,318	5,055,024	2.38

Non-interest bearing liabilities	33,791,187			33,990,957

Total liabilities	425,760,999	3,512,069	1.66	462,157,275	5,055,024	2.21

Equity	46,067,917			45,787,285

Total liabilities and equity	$471,828,916			$507,944,560

Net interest income/margin (4)		$6,568,124	3.27%		$5,914,615	2.81%

Net interest spread (5)			3.21%			2.81%

(1) Annualized
(2) Does not include nonaccruing loans.
(3) Income includes loan fees of $368,806 in 2011 and $225,121 in 2010.
(4) Net interest income divided by total earning assets.
(5) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the six months ended June 30, 2011 the average yield on earning assets was 5.02 percent, while the average cost of interest bearing liabilities was 1.81 percent.  For the six months ended June 30, 2010 the average yield on earning assets was 5.19 percent and the average cost of interest-bearing liabilities was 2.38 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  A large contributor to the lower cost of funds between the two periods was the September 30, 2010 expiration of an interest rate swap agreement in which the Company was paying a fixed rate of 6.32% and receiving a variable rate of three month Libor plus 1.50% on a notional amount of $10,000,000.  This swap was tied to the Company’s junior subordinated debentures totaling $10,310,000, of which the Company owns $310,000.  When taking into account the interest rate swap, the effective rate paid on this debenture totaled 1.77 percent and 6.21 percent for the six months ended June 30, 2011 and 2010, respectively.  The net interest margin is computed by annualizing year to date interest income and expense, taking the difference, and dividing the resulting figure by average interest earning assets.  The net interest margin was 3.27 percent and 2.81 percent for the six months ended June 30, 2011 and 2010, respectively.  The increase in the net interest margin is primarily attributable to a $700,000 increase in net interest income along with a $21.5 million decrease in average interest earning assets between the two periods.  The increase in net interest income was the result of an $1.5 million decrease in interest expense, partially offset by a $843,000 decrease in interest income.  The decrease in interest expense was driven by maturities of higher cost time deposits and other borrowings and the partial replacement of these time deposits and other borrowings with core deposits consisting of lower cost savings and transaction accounts, as well as the September 30, 2010 maturity of an interest rate swap tied to our subordinated debt.

Average earning assets for the three months ending June 30, 2011 decreased 3.5 percent to $408.5 million from the $423.3 million reported for the three months ending June 30, 2010.  The decrease was attributable to decreases of $9.2 million and $5.6 million in average investments and federal funds sold and average loans, respectively.

Average interest bearing liabilities for the three months ending June 30, 2011 decreased 7.8 percent to $391.8 million from the $424.8 million reported for the three months ending June 30, 2010.  The change was due to decreases in average time deposits and other borrowings of $27.7 million and $26.4 million, respectively, between the two periods, partially offset by an increase in average savings and transaction accounts of $21.1 million.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended June 30, 2011 and 2010.

	For the three months ended			For the three months ended
	June 30, 2011			June 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$18,150,142	$10,433	0.23%	$20,909,295	$9,322	0.18%
Investments – taxable	66,533,159	462,322	2.79	77,116,488	624,820	3.25
Investments - nontaxable	11,797,871	123,286	4.19	7,693,207	83,904	4.37

Total investments and federal funds sold	96,481,172	596,041	2.48	105,718,990	718,046	2.72

Loans (2) (3)	312,004,935	4,474,299	5.75	317,588,028	4,776,239	6.03

Total earning assets/interest income	408,486,107	5,070,340	4.98%	423,307,018	5,494,285	5.21%
Other assets	64,999,937			82,455,800

Total assets	$473,486,044			$505,762,818

Liabilities
Savings and transaction accounts	$101,886,587	329,446	1.30%	$80,845,097	306,183	1.52%
Time deposits	218,633,883	818,462	1.50	246,313,474	1,222,520	1.99
Other borrowings	60,934,516	541,831	3.57	87,371,764	773,658	3.55
Subordinated debt	10,310,000	45,643	1.78	10,310,000	159,211	6.19

Total interest bearing liabilities/interest expense	391,764,986	1,735,382	1.78	424,840,235	2,461,572	2.32

Non-interest bearing liabilities	35,464,884			34,899,138

Total liabilities	427,229,870	1,735,382	1.63	459,739,373	2,461,572	2.15

Equity	46,256,174			46,023,445

Total liabilities and equity	$473,886,044			$505,762,818

Net interest income/margin (4)		$3,334,958	3.27%		$3,032,713	2.87%

Net interest spread (5)			3.20%			2.89%

(1)	Annualized
(2)   Does not include nonaccruing loans.
(3)   Income includes loan fees of $175,471 in 2011 and $96,830 in 2010.
(4)   Net interest income divided by total earning assets.
(5)   Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued

As shown above, for the three months ended June 30, 2011 the average yield on earning assets was 5.05 percent, while the average cost of interest bearing liabilities was 1.78 percent.  For the three months ended June 30, 2010 the average yield on earning assets was 5.25 percent and the average cost of interest-bearing liabilities was 2.32 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  The net interest margin was 3.27 percent and 2.92 percent for the three months ended June 30, 2011 and 2010, respectively.  The increase in the net interest margin is primarily attributable to a $325,000 increase in net interest income along with a $14.8 million decrease in average interest earning assets between the two periods.  The increase in net interest income was the result of a $727,000 decrease in interest expense, partially offset by a $402,000 decrease in interest income.  The decrease in interest expense was driven by maturities of higher cost time deposits and other borrowings and the partial replacement of these time deposits and other borrowings with core deposits consisting of lower cost savings and transaction accounts.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the six months ended June 30, 2011
	Versus six months ended June 30, 2010 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(3,082)	$(2,579)	$(5,661)
Investments - taxable	(217,567)	(163,983)	(381,550)
Investments - non taxable	96,912	(13,964)	82,948

Total investments and federal funds sold	(123,737)	(180,526)	(304,263)

Net loans (2)	(297,825)	(287,358)	(585,183)

Total interest income	(421,562)	(467,884)	(889,446)

Interest expense:

Savings and transaction accounts	155,940	(137,009)	18,931
Time deposits	(343,796)	(549,585)	(893,381)
Other borrowings	(402,628)	(38,873)	(441,501)
Subordinated debt	-	(227,004)	(227,004)

Total interest expense	(590,484)	(952,471)	(1,542,955)

Net interest income	$168,922	$484,587	$653,509

(1)	Changes in rate/volume have been allocated on a consistent basis to rate.
(2)	Income includes loan fees of $368,806 in 2011 and $225,121 in 2010.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued

	Analysis of Changes in Net Interest Income
	For the three months ended June 30, 2011
	Versus three months ended June 30, 2010 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(1,238)	$2,349	$1,111
Investments - taxable	(85,754)	(76,744)	(162,498)
Investments - non taxable	44,766	(5,384)	39,382

Total investments and federal funds sold	(42,226)	(79,779)	(122,005)

Net loans (2)	(83,935)	(218,005)	(301,940)

Total interest income	(126,161)	(297,784)	(423,945)

Interest expense:

Savings and transaction accounts	79,690	(56,427)	23,263
Time deposits	(137,381)	(266,677)	(404,058)
Other borrowings	(234,096)	2,269	(231,827)
Subordinated debt	-	(113,568)	(113,568)

Total interest expense	(291,787)	(434,403)	(726,190)

Net interest income	$165,626	$136,619	$302,245

(1)	Changes in rate/volume have been allocated on a consistent basis to rate.
(2)	Income includes loan fees of $175,471 in 2011 and $96,830 in 2010.

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2011 was approximately $1,655,000, compared to approximately $2,677,000 for the six months ended June 30, 2010, a decrease of approximately $1,022,000.  This decrease was primarily due to a decrease of approximately $800,000 in gains on sales of available for sale securities, which totaled approximately $819,000 and $1,619,000 for the six months ended June 30, 2011 and 2010, respectively. The Company’s noninterest income also decreased between the two periods due to the recognition of approximately $176,000 of other-than-temporary impairment on available for sale securities during the six months ended June 30, 2011, compared to no other-than-temporary impairment for the six months ended June 30, 2010.  This impairment charge is discussed in more detail in Note 5 to the financial statements. Also contributing to the decrease in noninterest income between the two periods was a $180,000 decrease in other income, which totaled approximately $127,000 and $307,000 for the six months ended June 30, 2011 and 2010, respectively. This decrease is primarily composed of a $123,000 decrease in gains on the sale of property and equipment, and a $33,000 decrease in fees related to loans held for sale. Partially offsetting these decreases in noninterest income was an approximate $139,000 increase in service fees on deposit accounts, which totaled approximately $683,000 and $544,000 for the six months ended June 30, 2011 and 2010, respectively.   The increase in service fees was attributable to a $19.9 million increase in average savings and interest bearing transaction accounts between the two periods.  Growth in these types of core deposit accounts commonly generates additional deposit fee income.

Noninterest expenses for the six months ended June 30, 2011 were approximately $8,475,000, compared to approximately $5,812,000 for the six months ended June 30, 2010, an increase of approximately $2,663,000. This increase was primarily due to an approximate $2,304,000 increase in impairment provisions and other expenses related to other real estate owned, offset by rental income from other real estate owned. These other expenses totaled approximately $2,251,000 and $ (53,000) for the six months ended June 30, 2011 and June 30, 2010, respectively. The increase between the two periods was primarily due to an increase of $1,997,000 in impairment provisions related to other real estate owned. These increased impairment provisions on other real estate owned reflect management’s judgements of value based on a shorter marketing period than originally forecasted in order to dispose of other real estate owned in a more expeditious manner.  The increase in noninterest expenses was augmented by a $241,000 decrease in gains on sales of other real estate owned, which totaled approximately $399,000 and $640,000 for the six months ended June 30, 2011 and 2010, respectively. Gains or losses on the sales of other real estate owned may vary greatly between periods and are highly dependent on the types of property being sold and the presence of willing cash or creditworthy buyers in the market. Also contributing to the increase in noninterest expenses between the periods was insurance expense, which increased by approximately $62,000, totaling approximately $457,000 and $395,000 for the six months ended June 30, 2011 and 2010, respectively.  This increase was primarily attributable to an increase of approximately $57,000 in FDIC insurance premiums between the two periods.  Professional fees also increased by approximately $75,000 between the two periods, totaling approximately $475,000 and $400,000 for the six months ended June 30, 2011 and 2010, respectively.  This increase was primarily attributable to increases in legal, audit, and shareholder and registration expenses, which increased approximately $23,000, $28,000, and $22,000, respectively.  Legal expenses increased primarily due to additional expenses incurred for assistance with regulatory matters, and audit and  shareholder and registration expense increases were primarily due to timing differences in the services performed between the two periods.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses – continued

Noninterest income for the three months ended June 30, 2011 was approximately $1,313,000, compared to approximately $1,420,000 for the three months ended June 30, 2010, a decrease of approximately $107,000. The decrease was primarily due to a $187,000 decrease in other income, partially offset by an $63,000 increase in service fees on deposit accounts.

Noninterest expense for the three months ended June 30, 2011 was approximately $5,047,000, compared to approximately $3,192,000 for the three months ended June 30, 2010, an increase of approximately $1,855,000. This increase was primarily due to an approximate $2,135,000 increase in impairment provisions and other expenses related to other real estate owned, offset by rental income from other real estate owned. Offsetting this increase in noninterest expense was an $319,000 increase in gains on the sale of other real estate owned.

Income Taxes

As referenced in Note 7, due to its recent loss history and the potential negative impact of the economy on its future earnings, the Company provided for a full valuation allowance of its deferred tax asset totaling approximately $6.4 million at June 30, 2011.  As a result, it recorded income tax expense for the six months and three months ending June 30, 2011 totaling approximately $4.8 million and $5.2 million, respectively.  Income tax expense for the six months and three months ended June 30, 2010 totaled approximately $238,000 and $81,000, respectively.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area.  Core deposits (total deposits less certificates of deposit $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 77.1% of total deposits as of June 30, 2011.  Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans.  Available borrowings under this line totaled $31.1 million at June 30, 2011.  The Company also has federal funds accommodations of $5 million with Alostar Bank of Commerce, $5 million with South Carolina Bank and Trust, and $5 million with Center State Bank.  Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window.  The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line.  Total available borrowings under this line were $36.5 million at June 30, 2011.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans

Gross loans totaled approximately $330,547,000 and $336,449,000 at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, the Company had $347,000 of loans 90 days delinquent and still accruing interest, and approximately $21.0 million of nonaccrual loans.  Of these, $20.4 million are secured by real estate.  The primary risk of loss on these loans is a potential deterioration of real estate collateral values.  At December 31, 2010, the Company had $19.6 million of nonaccrual loans and $44,000 of loans 90 days past due and still accruing interest.  At June 30, 2010, the Company had $24.7 million of nonaccrual loans and no loans 90 days past due and still accruing interest.  The allowance for loan losses was 3.06 percent of loans as of June 30, 2011, compared to 2.83 percent as of December 31, 2010 and 3.00 percent as of June 30, 2010.

For the six months ended June 30, 2011 the Company recorded a loan loss provision of $3,643,389 compared to a loan loss provision of $1,800,000 during the first six months of 2010.  The current year’s loan loss provision is the result of loan chargeoffs, additional required reserves on impaired loans,  and continued elevated levels of past due loans.  Due to the continued depressed state of the economy and continually declining real estate values in the Company’s market area, management expects nonperforming assets to remain at elevated levels for the foreseeable future.  The need for future loan loss provisions will be influenced by loan chargeoff levels, levels of past due loans, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors.  In management’s opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company’s loan portfolio.  In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions present in our loan portfolio, and collateral values of impaired loans deemed to be collateral dependent.  In 2011, management adjusted the length of the historical loss period used from four years to one year in order to better reflect recent loss trends.  After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of June 30, 2011.

For the six months ended June 30, 2011, net chargeoffs to average loans outstanding totaled 1.95% on an annualized basis while the allowance for loan losses to gross loans totaled 3.06% at June 30, 2011.

Management identifies and maintains a list of potential problem loans.  These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more.  A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms.  At June 30, 2011 potential problem loans totaled $17.3 million.  The Company’s potential problem loans are comprised of $3.9 million of construction and land development real estate loans, $5.5 million of nonfarm, nonresidential real estate loans, $4.9 million of 1-4 family mortgage loans, $1.7 million of multifamily real estate loans, and $1.3 million of various loan types not secured by real estate, primarily commercial and industrial loans.  As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $8.9 million as of June 30, 2011 and December 31, 2010, compared to a balance of approximately $6.4 million as of June 30, 2010.  Sales of other real estate owned totaled approximately $2.3 million and $6.6 million for the six months ended June 30, 2011 and 2010, respectively.  Impairment charges on other real estate owned totaled approximately $2.0 million for the six months ended June 30, 2011, compared to no impairment taken for the six months ended June 30, 2010.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Deposits

Deposits decreased $2.5 million during the first six months of 2011 to $342.1 million at June 30, 2011.  Included in this amount were increases of $3.7 million in noninterest bearing transaction accounts, $5.3 million in interest bearing transaction accounts, and $5.7 million in savings and money market accounts, offset by a decrease of $17.2 million in time deposit accounts.  The increases in interest bearing transaction accounts and savings and money market accounts were primarily attributable to continued growth in the Company’s Rewards Checking and Savings products, which are high interest rate checking and savings accounts offered to retail customers designed to increase the Company’s market share in transaction and savings accounts and increase its core deposits.  Brokered and wholesale time deposits totaled $36.9 million and $71.7 million at June 30, 2011 and December 31, 2010, respectively, a decrease of $34.8 million, as the Company continued efforts to decrease its reliance on wholesale funding.  Offsetting this decrease in brokered and wholesale deposits was a $17.6 million increase in retail time deposits, which totaled $167 million and $149.4 million at June 30, 2011 and December 31, 2010, respectively.

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at June 30, 2011 are summarized as follows:

Maturity	Rate	Balance

November 2011	0.36%	$7,000,000
September 2013	4.75%	10,000,000
June 2014	3.92%	2,000,000
October 2016	4.25%	5,000,000
November 2016	4.08%	5,000,000
January 2017	4.35%	5,000,000
January 2017	4.40%	5,000,000
January 2017	4.46%	5,000,000
January 2017	4.60%	5,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000

Balance		$59,000,000

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"),  a non-consolidated subsidiary of the Company, issued and sold  a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities").  Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities.  The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets.  The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. The Company had the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010.  See Note 12 to the consolidated financial statements for the year ended December 31, 2010, and the information set forth in Exhibit 13 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures” filed with our Form 10-K for the year ended December 31, 2010, for more information about the terms of the junior subordinated debentures.  During the first nine months of 2010 the securities issued by Southcoast Capital Trust III were effectively converted from a floating rate to a fixed rate through the use of an interest rate swap agreement.  The agreement, which expired September 30, 2010, provided for the Company to make payments at a fixed rate of 6.32% in exchange for receiving payments at a variable rate (three month LIBOR plus 150 basis points).  See Note 13 to the consolidated financial statements filed with our Form 10-K for the year ended December 31, 2010, for more information about the terms of the interest rate swap agreement.  Since September 30, 2010 the Company has paid the variable rate of three month LIBOR plus 150 basis points (1.80 percent per annum for the second quarter of 2011).

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources

The Company’s total shareholders’ equity decreased by approximately $7,672,000 during the first six months of 2011, primarily due to to a net loss of $8,706,976, offset by an increase in other comprehensive income of approximately $970,000, and proceeds from stock issuances of approximately $65,000 pursuant to our Employee Stock Purchase Plan. The Company’s Tier 1 capital to average assets ratio was 10.54 percent as of June 30, 2011 compared to 11.70 percent as of December 31, 2010.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations.  The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  These requirements are set by regulation and are shown in the table below which is applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings.  The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank.  As of June 30, 2011, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$47,329	14.12%	$33,529	10.00%	$26,823	8.00%
Tier 1 capital (to risk-weighted assets)	43,065	12.84%	20,117	6.00%	13,412	4.00%
Tier 1 capital (to average assets)	43,065	9.22%	23,343	5.00%	18,675	4.00%

The Company
Total capital (to risk-weighted assets)	54,211	15.94%	N/A	N/A	27,215	8.00%
Tier 1 capital (to risk-weighted assets)	49,886	14.67%	N/A	N/A	13,608	4.00%
Tier 1 capital (to average assets)	49,886	10.54%	N/A	N/A	18,939	4.00%

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party.  At June 30, 2011, the Company had issued commitments to extend credit of approximately $18.2 million and standby letters of credit of approximately $465,000 through various types of commercial lending arrangements. Approximately $16.1 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2011.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,046,637	$619,299	$7,609,716	$9,275,652	$8,432,588	$17,708,240
Standby letters of credit	-	310,790	124,723	435,513	29,135	464,648
Totals	$1,046,637	$930,089	$7,734,439	$9,711,165	$8,461,723	$18,172,888

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk – (continued)

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

SOUTHCOAST FINANCIAL CORPORATION
PART II - OTHER INFORMATION

Item 6.  Exhibits

31-1	Rule 13a-14(a) Certifications of CEO

31-2	Rule 13a-14(a) Certifications of CFO

32	Section 1350 Certification

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2011	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: August 11, 2011	By:	/s/ William C. Heslop
William C. Heslop
Chief Financial Officer

SOUTHCOAST FINANCIAL CORPORATION
Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.