Form 10-Q
period 2011-09-30
SOUTHCOAST FINANCIAL CORP
filed 2011-11-14
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

YES   [ X ]        NO    [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

5,306,488 shares of common stock, no par value, as of October 31, 2011

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$18,213,752	$20,061,687

Total cash and cash equivalents	18,213,752	20,061,687

Investment securities available for sale	62,502,836	72,306,006
Federal Home Loan Bank Stock, at cost	3,640,400	4,105,700

Loans held for sale	220,000	417,000
Loans, net of allowance of $10,511,096 and $9,512,831	315,513,816	326,935,892

Premises and equipment, net	21,909,010	22,447,556
Other real estate owned, net	6,629,810	8,923,211
Company owned life insurance	11,822,788	11,519,785
Deferred tax asset, net of valuation allowance	-	5,319,888
Other assets	3,961,859	6,289,544

Total assets	$444,414,271	$478,326,269

Liabilities
Deposits
Noninterest-bearing	$33,108,736	$28,855,563
Interest-bearing	297,170,728	315,746,759

Total deposits	330,279,464	344,602,322

Securities sold under agreements to repurchase	4,858,789	3,963,399
Federal Home Loan Bank Borrowings	59,500,000	69,000,000
Junior subordinated debentures	10,310,000	10,310,000
Other liabilities	3,564,241	4,672,532

Total liabilities	408,512,494	432,548,253

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 5,290,429 shares issued and outstanding at September 30, 2011 and 4,780,822 at December 31, 2010)	54,353,530	54,257,867
Accumulated deficit	(17,718,328)	(6,039,977)
Accumulated other comprehensive loss	(733,425)	(2,439,874)

Total shareholders’ equity	35,901,777	45,778,016

Total liabilities and shareholders’ equity	$444,414,271	$478,326,269

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Interest income
Loans, including fees	$12,982,797	$14,271,233
Taxable securities	1,236,642	1,664,001
Tax exempt securities	315,971	261,893
Cash and federal funds sold	25,754	41,000
Total interest income	14,561,164	16,238,127
Interest expense
Deposits and borrowings	5,181,444	7,425,141
Net interest income	9,379,720	8,812,986
Provision for loan losses	6,622,989	2,125,000
Net interest income after provision for loan losses	2,756,731	6,687,986
Noninterest income
Service fees on deposit accounts	1,059,421	854,864
Gain on sale of available for sale securities	818,755	2,279,466
Company owned life insurance earnings	303,003	329,415
Other-than-temporary impairment on available for sale securities	(175,920)	-
Other	173,636	385,519
Total noninterest income	2,178,895	3,849,264
Noninterest expenses
Salaries and employment benefits	5,044,157	4,956,679
Occupancy	932,620	1,045,564
Furniture and equipment	1,161,155	1,091,516
Software	238,794	278,508
Insurance	637,830	720,303
Professional fees	668,554	559,434
Telephone, postage, and supplies	267,823	260,315
Gain on sale of other real estate owned	(503,312)	(666,356)
Other real estate owned impairment provision, and other expenses, net of rental income	2,771,601	5,971
Other operating expenses	997,288	877,327
Total noninterest expenses	12,216,510	9,129,261
Income (loss) before income taxes	(7,280,884)	1,407,989

Income tax expense	4,397,467	330,146

Net income (loss)	$(11,678,351)	$1,077,843

Basic net income (loss) per common share	$(2.21)	$.21
Diluted net income (loss) per common share	$(2.21)	$.21
Weighted average shares outstanding
Basic	5,280,533	5,033,544
Diluted	5,280,533	5,033,544

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010
Interest income
Loans, including fees	$4,017,618	$4,720,871
Taxable securities	385,147	430,956
Tax exempt securities	69,832	98,702
Cash and federal funds sold	8,374	17,959
Total interest income	4,480,971	5,268,488
Interest expense
Deposits and borrowings	1,669,375	2,370,117
Net interest income	2,811,596	2,898,371
Provision for loan losses	2,979,600	325,000
Net interest income after provision for loan losses	(168,004)	2,573,371
Noninterest income
Service fees on deposit accounts	376,507	311,212
Gain on sale of available for sale securities	--	660,507
Company owned life insurance earnings	100,321	121,510
Other	46,687	78,652
Total noninterest income	523,515	1,171,881
Noninterest expenses
Salaries and employment benefits	1,665,102	1,636,121
Occupancy	328,322	334,383
Furniture and equipment	367,493	363,755
Software	61,353	80,962
Insurance	180,917	325,882
Professional fees	193,269	159,203
Telephone, postage, and supplies	92,991	82,581
Gain on sale of other real estate owned	(103,910)	(26,243)
Other real estate owned impairment provision, and other expenses, net of rental income	520,616	59,354
Other operating expenses	434,905	301,142
Total noninterest expenses	3,741,058	3,317,140
Income (loss) before income taxes	(3,385,547)	428,112
Income tax expense (benefit)	(414,172)	92,421
Net income (loss)	$(2,971,375)	$335,691
Basic net income (loss) per common share	$(.56)	$.07
Diluted net income (loss) per common share	$(.56)	$.07
Weighted average shares outstanding
Basic	5,290,429	5,081,254
Diluted	5,290,429	5,081,254

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income (Loss)
For the nine months ended September 30, 2011 and 2010
(Unaudited)

	Common Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance, January 1, 2010	4,542,023	$53,583,283	$(6,108,846)	$(2,393,645)	$45,080,792

Net income for the period			1,077,843		1,077,843

Other comprehensive income

Unrealized holding gains on securities available for sale net of taxes of $1,484,727				2,639,515	2,639,515

Less reclassification adjustment for gains included in net income, net of taxes of $820,608				(1,458,858)	(1,458,858)

Comprehensive income					2,258,500

Proceeds from issuance of shares pursuant to private offering to directors and officers, net of offering costs of $19,838	170,815	462,908			462,908

Employee stock purchase plan	27,803	86,178	. -	-	86,178

Balance, September 30, 2010	4,740,641	$54,132,369	$(5,031,003)	$(1,212,988)	$47,888,378

Balance, January 1, 2011	4,780,822	$54,257,867	$(6,039,977)	$(2,439,874)	$45,778,016

Net loss for the period			(11,678,351)		(11,678,351)

Other comprehensive income

Unrealized holding gains on securities available for sale net of taxes of 1,191, 298				2,117,863	2,117,863

Less reclassification adjustment for gains and losses included in net income, net of taxes of $231,420				(411,414)	(411,414)

Comprehensive loss					(9,971,902)
Stock dividend (10%)	480,156	-	-		-

Employee stock purchase plan	29,451	95,663	. -	-	95,663

Balance, September 30, 2011	5,290,429	$54,353,530	$(17,718,328)	$(733,425)	$35,901,777

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income (loss)	$(11,678,351)	$1,077,843
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Decrease in deferred income taxes	4,391,867	1,308,778
Provision for loan losses	6,622,989	2,125,000
Depreciation and amortization	711,140	810,498
Discount accretion and premium amortization	276,200	321,864
Gain on sale of securities	(818,755)	(2,279,466)
Gain (loss) on sale of premises and equipment	26,342	(123,318)
Other-than-temporary impairment on available for sale securities	175,920	-
Gain on sale of other real estate owned	(503,312)	(666,356)
Deferred gain on sale of other real estate owned	(92,692)	-
Impairment charges on other real estate owned	2,356,277	-
Originations of loans held for sale	(3,701,795)	(8,278,365)
Proceeds from sales of loans held for sale	3,898,795	8,306,877
Increase in value of Company owned life insurance	(303,003)	(329,415)
Decrease in other assets	2,233,590	4,409,476
Decrease in other liabilities	(1,108,291)	(3,259,511)
Net cash provided by operating activities	2,486,921	3,423,905

Investing activities
Sales of Federal Home Loan Bank stock	465,300	-
Purchases of investment securities available-for-sale	(25,895,370)	(121,842,529)
Sales of investment securities available-for-sale	32,231,984	105,170,499
Calls, maturities, and paydowns of investment securities available-for-sale	6,561,756	5,923,140
Proceeds from sales of premises and equipment	6,127	823,318
Purchases of premises and equipment	(205,062)	(1,519,560)
Proceeds from sales of other real estate owned	5,524,712	7,268,906
Proceeds from liquidation of Company owned life insurance	-	8,147,785
Capital expenditures related to other real estate owned	(359,895)	(57,966)
Net decrease in loans	167,397	12,595,527
Net cash provided by investing activities	18,496,949	16,509,120

Financing activities
Decrease in borrowings	(8,604,610)	(19,290,583)
Net proceeds from issuances of stock	95,663	549,086
Net decrease in deposits	(14,322,858)	(25,678,987)
Net cash used for financing activities	(22,831,805)	(44,420,484)

Decrease in cash and cash equivalents	(1,847,935)	(24,487,459)
Cash and cash equivalents, beginning of period	20,061,687	40,898,730
Cash and cash equivalents, end of period	$18,213,752	$16,411,271

Cash paid during the year for:
Income taxes	$-	$612,367
Interest	$5,249,537	$7,188,681

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

They also specify the computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures.  Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding.  The computation for diluted EPS is similar to the computation for basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options outstanding is reflected in diluted EPS by application of the treasury stock method.  The Company had no dilutive or antidilutive instruments outstanding during the periods ended
September 30, 2011 or 2010.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Recently Issued Accounting Standards- (continued)

A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debt in the foreseeable future without a modification of the debt. The provisions of ASU No. 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retroactively to modifications occurring at or after the beginning of the annual period of adoption. The Company has determined that the provisions of ASU 2011-02 did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

	September 30, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$50,352,851	$1,032,267	$-	$51,385,118
Other	1,623,954	19,515	-	1,643,469
Municipal securities	7,181,999	352,732	-	7,534,731
Other	4,490,009	-	2,550,491	1,939,518

Total	$63,648,813	$1,404,514	$2,550,491	$62,502,836

	December 31, 2010
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair Value
Mortgage backed
Government sponsored enterprises	$57,531,723	$137,206	$985,935	$56,682,994
Other	1,875,479	4,992	-	1,880,471
Municipal securities	12,257,174	90,523	259,908	12,087,789
Other	4,659,464	-	3,004,712	1,654,752
Total	$76,323,840	$232,721	$4,250,555	$72,306,006

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

Available for Sale
September 30, 2011
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$-	$-	$-	$-	$-	$-
Municipal securities	-	-	-	-	-	-
Other	86,141	63,859	1,043,377	2,486,632	1,129,518	2,550,491

Total	$86,141	$63,859	$1,043,377	$2,486,632	$1,129,518	$2,550,491

	December 31, 2010
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$38,868,650	$904,061	$1,056,758	$81,874	$39,925,408	$985,935
Municipal securities	6,782,898	210,605	446,500	49,303	7,229,398	259,908
Other	-	-	694,752	3,004,712	694,752	3,004,712

Total	$45,651,548	$1,114,666	$2,198,010	$3,135,889	$47,849,558	$4,250,555

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,486,632 which included two securities comprising 98% of total unrealized losses, and $3,135,889, which included five securities comprising 74% of total unrealized losses, at September 30, 2011 and December 31, 2010, respectively.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The unrealized loss attributable to other securities relates to market valuations on two individual pooled trust preferred securities.  The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities.  These securities are considered Level 3 securities in the fair value hierarchy, as they both trade in less than liquid markets.  One of the securities with an amortized cost of approximately $1.8 million and fair value of approximately $1 million is receiving contractual interest payments, while the other with an amortized cost of approximately $1.7 million and fair value of approximately $19,000 is receiving payment-in-kind interest, which consists of capitalization of interest amounts due on the security.  Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant market information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  The OTTI evaluation model assumes no recoveries on defaults.  The result of the firm’s analysis indicated approximately $176,000 of credit loss as of  March 31, 2011, June 30, 2011, and September 30, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011.  No credit losses had been recognized on these securities prior to 2011, and there were no changes to credit losses recognized in earnings for the quarter ended September 30, 2011. Total other than temporary impairment in accumulated other comprehensive income was $1,130,000 and $-  for securities available for sale at September 30, 2011 and December 31, 2010, respectively.

The following table provides certain relevant details on each of our pooled trust preferred securities as of September 30, 2011, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of its underlying issuers.  “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure.  It is expressed in the tables below as a percentage of performing collateral.  It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

September 30, 2011
(Amounts in thousands)
	Security A	Security B

Book Value	$1,799	$1,731
Fair Value	$1,024	$19
Unrealized Loss	$775	$1,712
Number of underlying financial institution issuers	48	42
Number of deferrals and defaults	15	16
Additional expected deferrals/ defaults*	N/A	0/2
Excess Subordination as a percentage of performing collateral^	12.41%	N/A

* No assessment of these numbers was made for Security A as it was not modeled for cash flows due to its current payment status and its excess subordination. For Security B, this includes issuers for which there is an estimated probability of deferral or default of 50% or greater. None of the remaining performing collateral was projected as a future deferral or default, due to low texas ratios; two deferring issuers were projected to default.

^Security B is in a support tranche and has no excess subordination.

The credit quality of the pooled trust preferred securities is directly related to the financial strength and ability to make contractual interest payments of the underlying issuers in these securities, most of which are banks or bank holding companies.  As such, these securities may show additional other-than-temporary impairment in future periods if the financial condition of the underlying issuers further deteriorates.

The amortized costs and fair values of investment securities available for sale at September 30, 2011 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Due after five but within ten years	$2,285,099	$2,407,812
Due after ten years	9,236,909	6,980,296
Mortgage backed	51,976,805	53,028,587
Equity securities with no maturity	150,000	86,141
Total investment securities available-for-sale	$63,648,813	$62,502,836

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The proceeds from sales of securities and the associated gains are listed below:

	Nine Months Ending September 30,
	2011	2010

Proceeds	$32,231,984	$121,842,529
Gross Gains	715,349	2,279,466
Gross Losses	39,887	-

The tax provision related to the above net realized gains and losses was $243,166 and $820,608 for the periods ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, an equity investment classified with other assets was sold for proceeds totaling $753,223 with a gain of $143,293 recognized.

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	September 30,	December 31,
	2011	2010
Real estate secured loans:
Residential 1-4 Family	$166,768	$156,766
Multifamily	5,328	6,657
Commercial	82,104	92,481
Construction and land development	45,255	51,366
Total real estate secured loans	299,455	307,270
Commercial and industrial	24,011	26,242
Consumer	2,032	2,372
Other	527	565
Total gross loans	326,025	336,449
Allowance for loan losses	(10,511)	(9,513)
	$315,514	$326,936

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

The following tables provide a summary of our credit risk profile by loan categories as of September 30, 2011 and December 31, 2010 (including nonaccrual loans).

(Dollars in thousands)
Credit risk Profile by Creditworthiness Category
As of September 30, 2011 and December 31, 2010

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2011	2010	2011	2010	2011	2010	2011	2010
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	41,186	33,374	-	-	6,942	5,770	8,320	5,899
4	63,281	67,724	723	745	26,810	28,268	10,637	13,257
5	48,983	41,960	2,926	3,030	27,679	38,308	16,134	17,013
6	2,505	3,585	-	396	9,751	7,857	465	701
7	9,163	7,978	1,679	1,315	10,120	10,272	5,155	12,674
8	1,650	2,145	-	1,171	802	2,006	4,544	1,822
9	-	-	-	-	-	-	-	-

Total	$166,768	$156,766	$5,328	$6,657	$82,104	$92,481	$45,255	$51,366

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Grade
1	$215	$1,416	$34	$52	$-	$-	$249	$1,468
2	-	-	-	-	-	-	-	-
3	2,425	1,959	241	293	260	204	59,374	47,499
4	5,446	4,865	284	334	267	301	107,448	115,494
5	9,635	14,964	1,302	1,542	-	60	106,659	116,877
6	3,810	971	-	23	-	-	16,531	13,533
7	2,480	2,067	171	128	-	-	28,768	34,434
8	-	-	-	-	-	-	6,996	7,144
9	-	-	-	-	-	-	-	-

Total	$24,011	$26,242	$2,032	$2,372	$527	$565	$326,025	$336,449

	Residential – Prime		Residential – Subprime (1)		Residential Total
	2011	2010	2011	2010	2011	2010
Grade
Pass	$146,355	$139,572	$7,095	$3,486	$153,450	$143,058
Special Mention	2,244	3,585	261	-	2,505	3,585
Substandard	6,109	6,480	3,054	1,498	9,163	7,978
Doubtful	1,407	1,592	243	553	1,650	2,145

Total	$156,115	$151,229	$10,653	$5,537	$166,768	$156,766

(1) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50% at origination or renewal.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

The following tables provide a summary of past due loans by loan category as of September 30, 2011 and December 31, 2010.

(Dollars in thousands)
Past Due Loans For the Periods Ended September 30, 2011 and December 31, 2010
September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$4,859	$1,103	$5,925	$11,887	$154,881	$166,768	$-
Multifamily Residential	499	52	431	982	4,346	5,328	-
Commercial Real Estate	2,103	3,675	2,237	8,015	74,089	82,104	-
Construction and Land Development	227	683	6,151	7,061	38,194	45,255	113
Non Real Estate Secured
Commercial and Industrial	1,075	139	738	1,952	22,059	24,011	-
Consumer and Other	94	5	-	99	2,460	2,559	-

Total	$8,857	$5,657	$15,482	$29,996	$296,029	$326,025	$113

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$4,601	$1,018	$3,554	$9,173	$147,593	$156,766	$44
Multifamily Residential	-	-	1,171	1,171	5,486	6,657	-
Commercial Real Estate	4,815	1,437	4,908	11,160	81,321	92,481	-
Construction and Land Development	202	182	1,899	2,283	49,083	51,366	-
Non Real Estate Secured
Commercial and Industrial	612	157	526	1,295	24,947	26,242	-
Consumer and Other	45	40	9	94	2,843	2,937	-

Total	$10,275	$2,834	$12,067	$25,176	$311,273	$336,449	$44

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

The following table provides a summary of nonaccrual loans as of September 30, 2011 and December 31, 2010.

(Dollars in thousands)
	September 30,	December 31,
	2011	2010

1-4 Family Residential Prime	$4,404	$3,674
1-4 Family Residential Subprime (1)	2,722	1,175
Multifamily Residential	431	1,171
Commercial Real Estate	6,991	8,771
Construction and Land Development	6,283	3,890
Commercial and Industrial	1,168	923
Consumer and Other	-	9

Total	$21,999	$19,613

(1) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50% at origination or renewal.

At September 30, 2011 and December 31, 2010, nonaccrual loans totaled $22 million and $19.6 million, respectively.  The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $973,000 and $793,000 at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, impaired loans (which include non-accrual loans and those under $250,000 and not individually evaluated) totaled $23.1 million and $22.8 million, respectively.  Impaired loans evaluated individually for impairment totaled $20.6 million and $19.2 million at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011 and December 31, 2010, loans over ninety days past due and still accruing interest totaled $113,000 and $44,000, respectively.

At September 30, 2011 and December 31, 2010, troubled debt restructurings excluding those on nonaccrual status totaled $1.1 million and $3.2 million, respectively.  The gross interest income that would have been recognized on those troubled debt restructurings, according to the original loan terms during the first, second, and third quarters of 2011 totaled approximately $55,000; actual interest income recognized on these loans according to the restructured terms totaled $51,000. The gross interest income that would have been recognized on troubled debt restructurings according to the original loan terms during 2010 totaled approximately $229,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $190,000. During the nine months ended September 30, 2011 there was one loan totaling $449,000 that had its original loan terms restructured. During the nine months ended September 30, 2011 two loans totaling $1.3 million, that had previously had their original terms restructured, went into nonaccrual. During the same period there were chargeoffs totaling $1.2 million related to troubled debt restructurings. Troubled debt restructurings have not had a material effect on the allowance for loan losses.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	September 30,	September 30,
	2011	2010

Balance, beginning of year	$9,513	$10,042
Provision for loan losses	6,623	2,125
Net charge offs	(5,625)	(2,398)
Balance, end of quarter	$10,511	$9,769

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)
	For the Nine Months Ended September 30, 2011
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,532	$(909)	$96	$222	$1,450	$491	$1,941
Multifamily Residential	358	(402)	-	96	52	-	52
Commercial Real Estate	1,263	(1,515)	30	2,290	1,444	624	2,068
Construction and Land Development	2,972	(2,149)	113	1,713	1,599	1,050	2,649
Non Real Estate Secured
Commercial and Industrial	619	(951)	87	2,626	1,984	397	2,381
Consumer and Other	124	(26)	1	(66)	33	-	33
Other
Other General Reserves	1,345	-	-	7	1,352	-	1,352
Unallocated	300	-	-	(265)	35	-	35
Total	$9,513	$(5,952)	$327	$6,623	$7,949	$2,562	$10,511

	For the Three Months Ended September 30, 2011
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,620	$(333)	$2	$(348)	$1,450	$491	$1,941
Multifamily Residential	36	-	-	16	52	-	52
Commercial Real Estate	2,099	(774)	24	719	1,444	624	2,068
Construction and Land Development	1,798	(1,556)	18	2,390	1,600	1,050	2,650
Non Real Estate Secured
Commercial and Industrial	1,789	-	53	539	1,984	397	2,381
Consumer and Other	45	(8)	-	(4)	33	-	33
Other
Other General Reserves	1,380	-	-	(28)	1,352	-	1,352
Unallocated	339	-	-	(305)	34	-	34
Total	$10,106	$(2,671)	$97	$2,979	$7,949	$2,562	$10,511

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

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of September 30, 2011 and December 31, 2010.

(Dollars in thousands)
Loans Receivable:	As of September 30, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$6,006	$160,762	$166,768
Multifamily Residential	1,235	4,093	5,328
Commercial Real Estate	6,991	75,113	82,104
Construction and Land Development	5,918	39,337	45,255
Non Real Estate Secured
Commercial and Industrial	447	23,564	24,011
Consumer and Other	-	2,559	2,559
Total:	$20,597	$305,428	$326,025

Loans Receivable:	As of December 31, 2010
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$4,678	$152,088	$156,766
Multifamily Residential	1,993	4,664	6,657
Commercial Real Estate	8,262	84,219	92,481
Construction and Land Development	4,270	47,096	51,366
Non Real Estate Secured
Commercial and Industrial	-	26,242	26,242
Consumer and Other	-	2,937	2,937
Total:	$19,203	$317,246	$336,449

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)
(Dollars in thousands)
Impaired Loans
For the Nine Months September 30, 2011
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Residential Prime	$3,043	$2,799	$-	$244	$2,745	$19
1-4 Residential Subprime (2)	-	-	-	-	-	-
Multifamily Residential	1,235	1,235	-	-	1,247	55
Commercial Real Estate	4,959	4,219	-	740	4,626	28
Construction and Land Development	794	543	-	251	596	3
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Residential Prime	$778	$778	$118	$-	$779	$14
1-4 Residential Subprime (2)	2,516	2,429	373	87	2,430	30
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	3,233	2,772	624	461	3,221	-
Construction and Land Development	7,042	5,375	1,050	1,667	6,182	-
Commercial and Industrial	447	447	397	-	452	11
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Residential Prime	$3,821	$3,577	$118	$244	$3,524	$33
1-4 Residential Subprime (2)	2,516	2,429	373	87	2,430	30
Multifamily Residential	1,235	1,235	-	-	1,247	55
Commercial Real Estate	8,192	6,991	624	1,201	7,847	28
Construction and Land Development	7,836	5,918	1,050	1,918	6,778	3
Commercial and Industrial	447	447	397	-	452	11
Consumer and Other	-	-	-	-	-	-

Total:	$24,047	$20,597	$2,562	$3,450	$22,278	$160

 (1) Impaired balance and accrued interest, net of deferred fees and costs.
     (2) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50% at origination or renewal.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)
(Dollars in thousands)
Impaired Loans
For the Three Months September 30, 2011
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Residential Prime	$3,043	$2,799	$-	$244	$2,752	$4
1-4 Residential Subprime (2)	-	-	-	-	-	-
Multifamily Residential	1,235	1,235	-	-	1,238	11
Commercial Real Estate	4,959	4,219	-	740	4,477	5
Construction and Land Development	794	543	-	251	543	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Residential Prime	$778	$778	$118	$-	$779	$-
1-4 Residential Subprime (2)	2,516	2,429	373	87	2,428	-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	3,233	2,772	624	461	3,191	-
Construction and Land Development	7,042	5,375	1,050	1,667	6,093	-
Commercial and Industrial	447	447	397	-	447	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Residential Prime	$3,821	$3,577	$118	$244	$3,531	$4
1-4 Residential Subprime (2)	2,516	2,429	373	87	2,428	-
Multifamily Residential	1,235	1,235	-	-	1,238	11
Commercial Real Estate	8,192	6,991	624	1,201	7,668	5
Construction and Land Development	7,836	5,918	1,050	1,918	6,636	-
Commercial and Industrial	447	447	397	-	447	-
Consumer and Other	-	-	-	-	-	-

Total:	$24,047	$20,597	$2,562	$3,450	$21,948	$20

  (1) Impaired balance and accrued interest, net of deferred fees and costs.
      (2) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50% at origination or renewal.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)
(Dollars in thousands)
Impaired Loans
For the Year Ended December 31, 2010
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Residential Prime	$2,736	$1,904	$-	$832	$2,184	$-
1-4 Residential Subprime (2)	326	240	-	86	261	-
Multifamily Residential	410	410	-	-	577	-
Commercial Real Estate	6,010	5,412	-	598	5,490	-
Construction and Land Development	1,577	1,101	-	576	1,358	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Residential Prime	$1,851	$1,851	$670	$-	$1,693	$8
1-4 Residential Subprime (2)	683	683	139	-	583	-
Multifamily Residential	1,596	1,583	289	13	1,322	4
Commercial Real Estate	2,850	2,850	526	-	2,240	-
Construction and Land Development	3,824	3,169	639	655	2,861	15
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Residential Prime	$4,587	$3,755	$670	$832	$3,877	$8
1-4 Residential Subprime (2)	1,009	923	139	86	844	-
Multifamily Residential	2,006	1,993	289	13	1,899	4
Commercial Real Estate	8,860	8,262	526	598	7,730	-
Construction and Land Development	5,501	4,270	639	1,231	4,219	15
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$21,963	$19,203	$2,263	$2,760	$18,569	$27

(1) Impaired balance and accrued interest, net of deferred fees and costs.
    (2) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50% at origination or renewal.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Deferred Taxes
At June 30, 2011, the Company recorded a full valuation allowance against its deferred tax assets totaling approximately $6.4 million.  In arriving at its decision to do so, management evaluated the Company’s three year pretax historical losses totaling approximately $19.4 million and the economy of the last several years which contributed to these losses.  Based on earnings projections for the next three years, management does not consider it more likely than not that the Company will generate sufficient tax liabilities through earnings during this period to offset its current level of deferred tax assets.  Prior to the year ending December 31, 2008, the Company had a consistent history of generating significant pretax income.  The tax losses generated during the years ended December 31, 2010 and 2009 were completely absorbed through the use of net operating loss carrybacks.  These factors, coupled with the Company’s income projections over the next several years, led to the Company’s decision to not provide for a valuation allowance prior to June 30, 2011.  However, management’s assessment of the near term realizability of the deferred tax asset changed as a result of the required provisions for loan losses and other real estate owned for the three months ended June 30, 2011.  These provisions and the current economic conditions that fueled them led to uncertainty about the required level of future provisions and, therefore, led management to the conclusion that a full valuation allowance on the Company’s deferred tax asset was needed.  During the three months ended September 30, 2011, the size of the Company’s deferred tax assets, prior to the valuation allowance, increased to $7.2 million, largely the result of a $3.4 million pretax operating loss for the three months ended September 30, 2011, partially offset by the effects of approximately $1.2 million of pretax other comprehensive income related to unrealized gains on available for sale securities during the three months ended September 30, 2011.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value of Financial Instruments – (continued)

Assets measured at fair value on a recurring basis are as follows as of September 30, 2011 and December 31, 2010 (amounts in thousands):
	September 30, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$51,385	$-	$51,385
Other	-	1,643	-	1,643
Municipals	-	7,535	-	7,535
Other	-	396	1,544	1,940

Total assets at fair value	$-	$60,959	$1,544	$62,503

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$56,683	$-	$56,683
Other	-	1,880	-	1,880
Municipals	-	12,088	-	12,088
Other	-	460	1,195	1,655

Total assets at fair value	$-	$71,111	$1,195	$72,306

Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

The following table reconciles the changes in recurring Level 3 financial instruments for the nine months ended
September 30, 2011 and 2010 (amounts in thousands):

	September 30,	September 30,
	2011	2010

Beginning of Year Balance	$1,195	$1,245
Discount Accretion	7	7
Other-than-temporary impairment on available for sale securities	(176)	-
Unrealized Gain	518	75
Ending Balance	$1,544	$1,327

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value of Financial Instruments – (continued)

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential Prime	$-	$-	$3,577	$3,577
1 - 4 Residential Subprime	-	-	2,429	2,429
Multifamily Residential	-	-	1,235	1,235
Commercial Real Estate	-	-	6,991	6,991
Construction and Land Development	-	-	5,918	5,918
Commercial and Industrial	-	-	447	447
Other Real Estate Owned
Commercial Office Properties	-	-	1,565	1,565
Commercial Lots	-	-	307	307
Residential 1 – 4 Family Lots and Homes Under Construction	-	-	3,832	3,832
Residential 1 – 4 Family Homes	-	-	251	251
Multifamily Properties	-	-	675	675

Total assets at fair value	$-	$-	$27,227	$27,227

	December 31, 2010
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential Prime	$-	$-	$3,755	$3,755
1 - 4 Residential Subprime			923	923
Multifamily Residential	-	-	1,993	1,993
Commercial Real Estate	-	-	8,262	8,262
Construction and Land Development	-	-	4,270	4,270
Other Real Estate Owned
Commercial Office Properties	-	-	1,917	1,917
Commercial Lots	-	-	908	908
Residential 1 – 4 Family Lots and Homes Under Construction	-	-	4,256	4,256
Residential 1 – 4 Family Homes	-	-	1,622	1,622
Multifamily Properties	-	-	220	220

Total assets at fair value	$-	$-	$28,126	$28,126

Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $20.6 million with a valuation allowance of $2.6 million at September 30, 2011, resulting in an additional provision for loan losses of $1.0 million for the nine months ended September 30, 2011.  At December 31, 2010, impaired loans had a recorded investment of $19.2 million, with a valuation allowance of $2.3 million, resulting in an additional provision for loan losses of $3.6 million for the year ended December 31, 2010.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value of Financial Instruments – (continued)

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $6.6 million, which is made up of the outstanding balance of $9.5 million, net of a valuation allowance of $2.9 million at September 30, 2011, resulting in a write-down of $2.4 million for the nine months ended September 30, 2011.  At September 30, 2010, other real estate owned had a net carrying amount of $8.4 million, made up of the outstanding balance of $9.4 million, net of a valuation allowance of $935,000. There was no write down of other real estate owned in the nine months ended September 30, 2010.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

Valuation Methodologies – Assets and Liabilities Recorded at Fair Value

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

Available for Sale Investment Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Securities classified as Level 1 include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Securities classified as Level 2 include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.  The fair value of the trust preferred securities is computed based upon discounted cash flows estimated using interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation to the note classes.  Current estimates of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying issuers.  The payment, default and recovery assumptions are believed to reflect the assumptions of market participants. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts.

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2.  There were no fair value adjustments to mortgage loans held for sale as of September 30, 2011 and December 31, 2010.

Valuation Methodologies – Assets and Liabilities not recorded at Fair Value

The following is a description of the valuation methodologies used for assets and liabilities that are not recorded at fair value, but whose fair value must be estimated and disclosed:

Loans

For certain categories of loans, such as variable rate loans which reprice frequently and have no significant change in credit risk, fair values are based on the carrying amounts.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value.  The Company considers problem loans with principal balances of $250,000 or greater individually for impairment.  The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less costs to sell.  At September 30, 2011, substantially all impaired loans were evaluated based on the fair value of the collateral less costs to sell.  Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments.  Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of an impaired loan is based on an observable market price the Company records the impaired loan as nonrecurring Level 2.  When the fair value of an impaired loan is based on the present value of expected cash flows or the fair value of the underlying collateral the Company records the impaired loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$18,214	$18,214	$20,062	$20,062
Federal funds sold	-	-	-	-
Investment securities	62,503	62,503	72,306	72,306
Loans held for sale	220	220	417	417
Loans, net	315,514	317,144	326,936	326,305

Financial liabilities:
Deposits	330,280	326,073	344,602	335,993
Short term borrowings	4,859	4,859	3,963	3,963
Advances from Federal Home Loan Bank	59,500	52,946	69,000	63,682
Junior subordinated debentures	10,310	4,841	10,310	10,310

The fair value of both commitments to extend credit, which totaled approximately $16.7 million and $19.4 million at September 30, 2011 and December 31, 2010, respectively, and standby letters of credit, which totaled approximately $465,000 and $615,000 at September 30, 2011 and December 31, 2010, respectively, is not considered material (or is based on the current fees or costs that would be charged to enter into or terminate such arrangements).

Note 9 – Comprehensive Income (Loss)

Total comprehensive income(loss) consists of net income(loss), unrealized gains and losses on investment securities available-for-sale, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities available-for-sale sold, net of income taxes. Total comprehensive loss was approximately $10.0 million for the nine months ended September 30, 2011, compared to comprehensive income of approximately $2.3 million for the nine months ended September 30, 2010. Total comprehensive loss was approximately $2.3 million for the three months ended September 30, 2011, compared to comprehensive income of approximately $900,000 for the three months ended September 30, 2010.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 10 – Supplemental Non- Cash Data for Cash Flows

For the nine months ended September 30, 2011 and September 30, 2010, the Company transferred approximately $4.6 million and $5.2 million, respectively, from loans to other real estate owned in non-cash operating activities.  Also, for the nine months ended September 30, 2011 and September 30, 2010, the Company made loans totaling approximately $2.7 million and $5.6 million, respectively, in order to facilitate the sale of other real estate owned.  These loans also represented non-cash operating activities.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Results of operations for the period ending September 30, 2011 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements include statements with respect to management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," “projection,” "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●	future economic and business conditions;
●	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limited to, continued falling real estate values and increasing levels of unemployment;
●	government monetary and fiscal policies;
●	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
●	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
●	credit risks;
●	higher than anticipated levels of defaults on loans;
●	perceptions by depositors about the safety of their deposits;
●	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
●	changes in assumptions underlying allowances on deferred tax assets;
●	changes in assumptions underlying, or accuracy of, analysis relating to other-than-temporary impairment of assets;
●
the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

●	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
●	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
●	changes in the requirements of regulatory agencies;
●	changes in accounting policies, rules and practices;
●	changes in technology or products may be more difficult or costly, or less effective than anticipated;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
●	ability to continue to weather the current economic downturn;
●	loss of consumer or investor confidence; and
●	other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Results of Operations

The Company’s net loss for the nine months ended September 30, 2011 was approximately $11,700,000 or $2.21 per basic share, compared to net income of approximately $1,078,000, or $.21 per basic share, for the nine months ended September 30, 2010.  The average number of basic shares outstanding for the nine months ended September 30, 2011 was 5,280,533 compared to 5,033,544 for the nine months ended September 30, 2010.

The Company’s net loss for the three months ended September 30, 2011 was approximately $2,971,000, or $.56 per basic share, compared to net income of approximately $336,000, or $.07 per basic share, for the three months ended  September 30, 2010.  The average number of basic shares outstanding for the three months ended September 30, 2011 was 5,290,429 compared to 5,081,254 for the three months ended September 30, 2010.

The largest components of the nine month losses related to provision for loan losses and the full valuation allowance recorded for the Company’s deferred tax asset as detailed in Note 7.  The provision for loan losses was the largest component of the three month loss.  The provision for loan losses totaled approximately $6,623,000 and $2,980,000 for the nine months and three months ended September 30, 2011, respectively. The income tax expense associated with the valuation allowance for the nine months ended September 30, 2011 totaled approximately $4.4 million.  For the three months ended September 30, 2011, the Company recorded an income tax benefit of approximately $414,000 related to a reduction of approximately $1.2 million in its unrealized losses on available for sale securities.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings.  Net interest income was approximately $9.4 million for the nine months ended September 30, 2011, compared to approximately $8.8 million for the nine months ended September 30, 2010.  Net interest income was approximately  $2.8 million for the three months ended September 30, 2011, compared to approximately $2.9 million for the three months ended September 30, 2010.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.  The improvement in the Company’s net interest income for the nine months ended September 30, 2011 when compared with the nine months ended September 30, 2010, is based on declines in the cost of funds between the comparative periods which significantly outpaced declines in earning asset yields between the comparative periods. Also contributing to the improvement in net interest income between the two periods was the decline in average interest bearing liabilities, which outpaced the decline in average interest earning assets.

Average earning assets for the nine months ended September 30, 2011 decreased 6.3 percent to $397.8 million from the $424.6 million reported for the nine months ended September 30, 2010.  The decrease was attributable to decreases of $10.7 million in average loans and $16.1 million in average total investments, cash, and federal funds sold.  The decrease in average loans between the two periods was primarily due to loan chargeoffs and foreclosures during 2010, which totaled $4.3 million and $9.0 million, respectively.  Additionally, the slow lending environment resulting from the continued sluggish economy has caused the volume of new loans to lag behind loan paydowns.

Average interest bearing liabilities for the nine months ended September 30, 2011 decreased 8.8 percent to $386 million from the $423.3 million reported for the nine months ended September 30, 2010.  The decrease was attributable to decreases of $35.2 million and $23.2 million in average time deposits and average other borrowings, respectively. These decreases were partially offset by an increase of $21.1 million in average savings and transaction accounts.  The decrease in average time deposits was attributable to a decrease of $36.4 million  in average brokered and wholesale time deposits. The decrease in average other borrowings was primarily attributable to decreases of $18 million and $4.8 million in average Federal Home Loan Bank Borrowings and average brokered repurchase agreements, respectively.  These changes in the funding mix are consistent with the Company’s efforts to build its core deposits while reducing its reliance on wholesale funding sources and retail time deposits.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the nine months ended September 30, 2011 and 2010.

	For the nine months ended			For the nine months ended
	September 30, 2011			September 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$14,532,122	$25,754	0.24%	$20,734,528	$41,000	0.26%
Investments – taxable	62,103,908	1,236,642	2.66	74,189,312	1,664,001	3.00
Investments - nontaxable	10,479,838	315,971	4.03	8,300,816	261,893	4.22
Total investments and federal funds sold	87,115,868	1,578,367	2.42	103,224,656	1,966,894	2.55
Loans (2) (3)	310,699,568	12,982,797	5.58	321,367,631	14,271,233	5.93
Total earning assets/interest income	397,815,436	14,561,164	4.89%	424,592,287	16,238,127	5.11%
Other assets	64,214,951			80,371,083
Total assets	$462,030,387			$504,963,370
Liabilities
Savings and transaction accounts	$101,814,295	978,763	1.29%	$80,711,032	928,814	1.54%
Time deposits	211,268,889	2,399,345	1.52	246,532,226	3,682,855	2.00
Other borrowings	62,556,491	1,667,971	3.56	85,767,962	2,334,991	3.64
Subordinated debt	10,310,000	135,365	1.76	10,310,000	478,481	6.20
Total interest bearing liabilities/interest expense	385,949,675	5,181,444	1.79	423,321,220	7,425,141	2.35
Non-interest bearing
liabilities	35,240,816			35,157,565
Total liabilities	421,190,491			458,478,785
Equity	40,839,896			46,484,585

Total liabilities and equity	$462,030,387			$504,963,370
Net interest income/margin (4)		$9,379,720	3.15%		$8,812,986	2.77%
Net interest spread (5)			3.10%			2.76%

(1) Annualized
(2) Does not include nonaccruing loans.
(3) Income includes loan fees of $487,951 in 2011 and $414,861 in 2010.
(4) Net interest income divided by total earning assets.
(5) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the nine months ended September 30, 2011 the average yield on earning assets was 4.89 percent, while the average cost of interest bearing liabilities was 1.79 percent.  For the nine months ended September 30, 2010 the average yield on earning assets was 5.11 percent and the average cost of interest-bearing liabilities was 2.35 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  A large contributor to the lower cost of funds between the two periods was the September 30, 2010 expiration of an interest rate swap agreement in which the Company was paying a fixed rate of 6.32% and receiving a variable rate of three month Libor plus 1.50% on a notional amount of $10,000,000.  This swap was tied to the Company’s junior subordinated debentures totaling $10,310,000, of which the Company owns $310,000.  When taking into account the interest rate swap, the effective rate paid on this debenture totaled 1.76 percent and 6.20 percent for the nine months ended September 30, 2011 and 2010, respectively.  The net interest margin is computed by annualizing year to date interest income and expense, taking the difference, and dividing the resulting figure by average interest earning assets.  The net interest margin was 3.15 percent and 2.77 percent for the nine months ended September 30, 2011 and 2010, respectively.  The increase in the net interest margin is primarily attributable to a $567,000 increase in net interest income despite a $26.8 million decrease in average interest earning assets between the two periods.  The increase in net interest income was the result of an $2.2 million decrease in interest expense, partially offset by a $1.7 million decrease in interest income.  The decrease in interest expense was driven by maturities of higher cost time deposits and other borrowings and the partial replacement of these time deposits and other borrowings with core deposits consisting of lower cost savings and transaction accounts, as well as the September 30, 2010 maturity of an interest rate swap tied to our subordinated debt as noted above.

Average earning assets for the three months ending September 30, 2011 decreased 8.8 percent to $386.1 million from the $423.5 million reported for the three months ending September 30, 2010.  The decrease was attributable to decreases of $25.6 million and $11.8 million in average investments and federal funds sold and average loans, respectively.

Average interest bearing liabilities for the three months ending September 30, 2011 decreased 9.6 percent to $373.9 million from the $413.6 million reported for the three months ending September 30, 2010.  The change was due to decreases in average time deposits and other borrowings of $37.7 million and $25.4 million, respectively, between the two periods, partially offset by an increase in average savings and transaction accounts of $23.4 million.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended September 30, 2011 and 2010.

	For the three months ended			For the three months ended
	September 30, 2011			September 30, 2010
	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Cash and Federal funds sold	$11,776,671	$8,374	0.28%	$25,469,846	$17,959	0.28%
Investments – taxable	61,363,810	385,147	2.49	70,849,740	430,956	2.41
Investments - nontaxable	7,378,996	69,832	3.75	9,806,684	98,702	3.99
Total investments and
federal funds sold	80,519,477	463,353	2.28	106,126,270	547,617	2.05
Loans (2) (3)	305,617,910	4,017,618	5.22	317,397,567	4,720,871	5.90
Total earning assets/ interest income	386,137,387	4,480,971	4.60%	423,523,837	5,268,488	4.94%
Other assets	56,295,941			75,477,153
Total assets	$442,433,328			$499,000,990
Liabilities
Savings and
transaction accounts	$108,172,698	344,630	1.26%	$84,763,770	313,612	1.47%
Time deposits	195,140,603	732,552	1.49	232,886,354	1,122,681	1.91
Other borrowings	60,286,099	547,544	3.60	85,679,900	773,063	3.58
Subordinated debt	10,310,000	44,649	1.72	10,310,000	160,761	6.19
Total interest bearing
liabilities/interest expense	373,909,400	1,669,375	1.77	413,640,024	2,370,117	2.27
Non-interest bearing
liabilities	38,140,072			37,490,781
Total liabilities	412,049,472			451,121,805
Equity	30,383,856			47,879,185
Total liabilities
and equity	$442,433,328			$499,000,990
Net interest
income/margin (4)		$2,811,596	2.89%		$2 898 371	2.72%
Net interest spread (5)			2.83%			2.66%

(1)	Annualized
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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued

As shown above, for the three months ended September 30, 2011 the average yield on earning assets was 4.60 percent, while the average cost of interest bearing liabilities was 1.77 percent.  For the three months ended September 30, 2010 the average yield on earning assets was 4.94 percent and the average cost of interest-bearing liabilities was 2.27 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  The net interest margin was 2.89 percent and 2.72 percent for the three months ended September 30, 2011 and 2010, respectively.  The increase in the net interest margin is primarily attributable to an $87,000 decrease in net interest income along with a $37.4 million decrease in average interest earning assets between the two periods.  The decrease in net interest income was the result of a $788,000 decrease in interest income, partially offset by a $701,000 decrease in interest expense.  The decrease in interest expense was driven by maturities of higher cost time deposits and other borrowings and the partial replacement of these time deposits and other borrowings with core deposits consisting of lower cost savings and transaction accounts.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the nine months ended September 30, 2011
	Versus nine months ended September 30, 2010 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(12,264)	$(2,982)	$(15,246)
Investments - taxable	(271,065)	(156,294)	(427,359)
Investments - non taxable	68,749	(14,671)	54,078
Total investments and federal funds sold	(214,580)	(173,947)	(388,527)
Net loans (2)	(473,302)	(815,134)	(1,288,436)
Total interest income	(687,882)	(989,081)	(1,676,963)
Interest expense:
Savings and transaction accounts	242,854	(192,905)	49,949
Time deposits	(526,786)	(756,724)	(1,283,510)
Other borrowings	(631,921)	(35,099)	(667,020)
Subordinated debt	-	(343,116)	(343,116)
Total interest expense	(915,853)	(1,327,844)	(2,243,697)
Net interest income	$227,971	$338,763	$566,734

(1)	Changes in rate/volume have been allocated on a consistent basis to rate.
(2)	Income includes loan fees of $487,951 in 2011 and $414,861 in 2010.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued

	Analysis of Changes in Net Interest Income
	For the three months ended September 30, 2011
	Versus three months ended September 30, 2010 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(9,655)	$70	$(9,585)
Investments - taxable	(57,700)	11,891	(45,809)
Investments - non taxable	(24,434)	(4,436)	(28,870)
Total investments and federal funds sold	(91,789)	7,525	(84,264)
Net loans (2)	(175,207)	(528,046)	(703,253)
Total interest income	(266,996)	(520,521)	(787,517)
Interest expense:
Savings and transaction accounts	86,652	(55,634)	31,018
Time deposits	(181,962)	(208,167)	(390,129)
Other borrowings	(229,120)	3,601	(225,519)
Subordinated debt	-	(116,112)	(116,112)
Total interest expense	(324,430)	(376,312)	(700,742)
Net interest income	$57,434	$(144,209)	$(86,775)

(1)	Changes in rate/volume have been allocated on a consistent basis to rate.
(2)	Income includes loan fees of $175,471 in 2011 and $96,830 in 2010.

Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2011 was approximately $2,179,000, compared to approximately $3,849,000 for the nine months ended September 30, 2010, a decrease of approximately $1,670,000. This decrease was primarily due to a decrease of approximately $1,461,000 in gains on sales of available for sale securities, which totaled approximately $819,000 and $2,280,000 for the nine months ended September 30, 2011 and 2010, respectively. The Company’s noninterest income also decreased between the two periods due to the recognition of approximately $176,000 of other-than-temporary impairment on available for sale securities during the nine months ended September 30, 2011, compared to no other-than-temporary impairment for the nine months ended September 30, 2010.  This impairment charge is discussed in more detail in Note 5 to the financial statements.  Also contributing to the decrease in noninterest income between the two periods was a $212,000 decrease in other income, which totaled approximately $174,000 and $386,000 for the nine months ended September 30, 2011 and 2010, respectively. This decrease is primarily composed of a $123,000 decrease in gains on the sale of property and equipment, and a $59,000 decrease in fees related to loans held for sale. Partially offsetting these decreases in noninterest income was an approximate $205,000 increase in service fees on deposit accounts, which totaled approximately $1,059,000 and $855,000 for the nine months ended September 30, 2011 and 2010, respectively.   The increase in service fees was attributable to a $21.1 million increase in average savings and interest bearing transaction accounts between the two periods.  Growth in these types of core deposit accounts commonly generates additional deposit fee income.

Noninterest expenses for the nine months ended September 30, 2011 were approximately $12,216,000, compared to approximately $9,129,000 for the nine months ended September 30, 2010, an increase of approximately $3,087,000.  This increase was primarily due to an approximate $2,766,000 increase in impairment provisions and other expenses related to other real estate owned, offset by rental income from other real estate owned. These other expenses totaled approximately $2,772,000 and $6,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively. The increase between the two periods was primarily due to an increase of $2,356,000 in impairment provisions related to other real estate owned.  These increased impairment provisions on other real estate owned reflect management’s judgments of value based on a shorter marketing period than originally forecasted in order to dispose of other real estate owned in a more expeditious

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses – continued

manner. The increase in noninterest expenses was augmented by a $163,000 decrease in gains on sales of other real estate owned, which totaled approximately $503,000 and $666,000 for the nine months ended September 30, 2011 and 2010, respectively. Gains or losses on the sales of real estate owned may vary greatly between periods and are highly dependent on the types of property being sold and the presence of willing cash or creditworthy buyers in the market. Also contributing to the increase in noninterest expenses between the two periods was a $109,000 increase in professional fees expense, which totaled approximately $669,000 and $559,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.  This increase was primarily attributable to an increase of approximately $96,000 in audit expense between the two periods.  Audit expense increases were primarily due to timing differences in the services performed between the two periods. Also contributing to the increase in noninterest expenses between the two periods was a $120,000 increase in other operating expenses, which totaled $997,000 and $877,000, for the nine months ended September 30, 2011, and September 30, 2010, respectively. The increase in other operating expenses was due to a $150,000 provision for future losses on unfunded loans taken in the period. Partially offsetting the increases in noninterest expense was $113,000 decrease in occupancy expense. Occupancy expense totaled $933,000 and $1,046,000 for the nine months ended September 30, 2011 and September 30, 2010 respectively.

Noninterest income for the three months ended September 30, 2011 was approximately $524,000, compared to approximately $1,172,000 for the three months ended September 30, 2010, a decrease of approximately $648,000. The decrease was primarily due to a $661,000 decrease in gains on sale of available for sale securities, partially offset by a $65,000 increase in service fees on deposit accounts.

Noninterest expense for the three months ended September 30, 2011 was approximately $3,741,000, compared to approximately $3,317,000 for the three months ended September 30, 2010, an increase of approximately $424,000. This increase was primarily due to an approximate $461,000 increase in impairment provisions and other expenses related to other real estate owned, offset by rental income from other real estate owned, offset by a $78,000 increase in gains on the sale of other real estate owned, and a $134,000 increase in other operating expenses.

Income Taxes

As referenced in Note 7, due to its recent loss history and the potential negative impact of the economy on its future earnings, the Company provided for a full valuation allowance of its deferred tax asset totaling approximately $7.2 million at September 30, 2011.  As a result, it recorded income tax expense of $4.4 million and an income tax benefit of $414,000 for the nine months and three months ending September 30, 2011, respectively. The income tax benefit recorded for the three months ended September 30, 2011 is the result of $1.2 million  in unrealized gains on available for sale securities during the period. Unrealized losses on available for sale securities totaled $1.1 million and $2.3 million at September 30, 2011, and September 30, 2011, respectively. Income tax expense for the nine months and three months ended September 30, 2010 totaled approximately $330,000 and $92,000, respectively.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area.  Core deposits (total deposits less certificates of deposit $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 78.7% of total deposits as of September 30, 2011.  Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans.  Available borrowings under this line totaled $29 million at September 30, 2011.  The Company also has federal funds accommodations of $5 million with Alostar Bank of Commerce, $5 million with South Carolina Bank and Trust, and $5 million with Center State Bank.  Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window.  The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line.  Total available borrowings under this line were $35.9 million at September 30, 2011.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans

Gross loans totaled approximately $326,025,000 and $336,449,000 at September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, the Company had $113,000 of loans 90 days delinquent and still accruing interest, and approximately $22.0 million of nonaccrual loans.  Of these, $20.8 million are secured by real estate.  The primary risk of loss on these loans is a potential deterioration of real estate collateral values.  At December 31, 2010, the Company had $19.6 million of nonaccrual loans and $44,000 of loans 90 days past due and still accruing interest.  At September 30, 2010, the Company had $21.3 million of nonaccrual loans and $1.3 million of loans 90 days past due and still accruing interest.  The allowance for loan losses was 3.22 percent of loans as of September 30, 2011, compared to 2.83 percent as of December 31, 2010 and 2.9 percent as of June 30, 2010.

For the nine months ended September 30, 2011 the Company recorded a loan loss provision of $6,622,989 compared to a loan loss provision of $2,125,000 during the first nine months of 2010.  The current year’s loan loss provision is the result of loan chargeoffs, additional required reserves on impaired loans,  and continued elevated levels of past due loans.  Due to the continued depressed state of the economy and continuing declines in real estate values in the Company’s market area, management expects nonperforming assets to remain at elevated levels for the foreseeable future.  The need for future loan loss provisions will be influenced by loan chargeoff levels, levels of past due loans, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors.  In management’s opinion, the allowance for loan losses is adequate to absorb estimated losses inherent in our Company’s loan portfolio.  In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions present in our loan portfolio, and collateral values of impaired loans deemed to be collateral dependent.  In 2011, management adjusted the length of the historical loss period used from four years to one year in order to better reflect recent loss trends.  After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of September 30, 2011.

For the nine months ended September 30, 2011, net chargeoffs to average loans outstanding totaled 1.81% on an annualized basis while the allowance for loan losses to gross loans totaled 3.22% at September 30, 2011.

Management identifies and maintains a list of potential problem loans.  These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more.  A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms.  At September 30, 2011 potential problem loans totaled $30.4 million.  The Company’s potential problem loans are comprised of $3.9 million of construction and land development real estate loans, $13.7 million of nonfarm, nonresidential real estate loans, $6.4 million of 1-4 family mortgage loans, $1.2 million of multifamily real estate loans, and $5.2 million of various loan types not secured by real estate, primarily commercial and industrial loans.  As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $6.6 million as of September 30, 2011, $8.9 million at December 31, 2010, and $8.4 million as of September 30, 2010, net of a valuation reserve. Sales of other real estate owned totaled approximately $5.5 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively.  Impairment charges on other real estate owned totaled approximately $2.4 million for the nine months ended September 30, 2011, compared to no impairment taken for the nine months ended September 30, 2010.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Deposits

Deposits decreased $14.3 million during the first nine months of 2011 to $330.3 million at September 30, 2011.  Included in this amount were increases of $4.3 million in noninterest bearing transaction accounts, $9.1 million in interest bearing transaction accounts, and $8.4 million in savings and money market accounts, offset by a decrease of $36.1 million in time deposit accounts.  The increases in interest bearing transaction accounts and savings and money market accounts were primarily attributable to continued growth in the Company’s Rewards Checking and Savings products, which are high interest rate checking and savings accounts offered to retail customers designed to increase the Company’s market share in transaction and savings accounts and increase its core deposits.  Brokered and wholesale time deposits totaled $35.8 million and $71.7 million at September 30, 2011 and December 31, 2010, respectively, a decrease of $35.9 million, as the Company continued efforts to decrease its reliance on wholesale funding.

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at September 30, 2011 are summarized as follows:

Maturity	Rate	Balance

November 2011	0.36%	$3,500,000
December 2011 September 2013	0.13% 4.75%	4,000,000 10,000,000
June 2014	3.92%	2,000,000
October 2016	4.25%	5,000,000
November 2016	4.08%	5,000,000
January 2017	4.35%	5,000,000
January 2017	4.40%	5,000,000
January 2017	4.46%	5,000,000
January 2017	4.60%	5,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000

Balance		$59,500,000

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"),  a non-consolidated subsidiary of the Company, issued and sold  a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities").  Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities.  The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets.  The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. The Company had the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010.  See Note 12 to the consolidated financial statements for the year ended December 31, 2010, and the information set forth in Exhibit 13 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures” filed with our Form 10-K for the year ended December 31, 2010, for more information about the terms of the junior subordinated debentures.  During the first nine months of 2010 the securities issued by Southcoast Capital Trust III were effectively converted from a floating rate to a fixed rate through the use of an interest rate swap agreement.  The agreement, which expired September 30, 2010, provided for the Company to make payments at a fixed rate of 6.32% in exchange for receiving payments at a variable rate (three month LIBOR plus 150 basis points).  See Note 13 to the consolidated financial statements filed with our Form 10-K for the year ended December 31, 2010, for more information about the terms of the interest rate swap agreement.  Since September 30, 2010 the Company has paid the variable rate of three month LIBOR plus 150 basis points (1.80 percent per annum for the third quarter of 2011).

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources
The Company’s total shareholders’ equity decreased by approximately $9,876,000 during the first nine months of 2011, primarily due to to a net loss of $11,678,351 offset by an increase in other comprehensive income of approximately $1,700,000, and proceeds from stock issuances of approximately $96,000 pursuant to our Employee Stock Purchase Plan. The Company’s Tier 1 capital to average assets ratio was 10.61 percent as of September 30, 2011 compared to 11.70 percent as of December 31, 2010.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations.  The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  These requirements are set by regulation and are shown in the table below which is applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings.  The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank.  As of September 30, 2011, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$45,445	13.79%	$32,969	10.00%	$26,375	8.00%
Tier 1 capital (to risk-weighted assets)	41,243	12.51%	19,781	6.00%	13,188	4.00%
Tier 1 capital (to average assets)	41,243	9.28%	22,228	5.00%	17,783	4.00%
The Company
Total capital (to risk-weighted assets)	51,203	15.32%	N/A	N/A	26,733	8.00%
Tier 1 capital (to risk-weighted assets)	49,946	14.05%	N/A	N/A	13,367	4.00%
Tier 1 capital (to average assets)	49,946	10.61%	N/A	N/A	17,697	4.00%

Off Balance Sheet Risk
The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party.  At September 30, 2011, the Company had issued commitments to extend credit of approximately $16.8 million and standby letters of credit of approximately $465,000 through various types of commercial lending arrangements. Approximately $14 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2011.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk – (continued)

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,482,877	$1,610,809	$4,776,332	$7,870,018	$8,871,926	$16,741,944
Standby letters of credit	251,980	-	183,533	435,513	29,135	464,648
Totals	$1,734,857	$1,610,809	$4,959,865	$8,305,531	$8,901,061	$17,206,592

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

Date: November 14, 2011	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: November 14, 2011	By:	/s/ William C. Heslop
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