Form 10-K
period 2011-12-31
SOUTHCOAST FINANCIAL CORP
filed 2012-03-16
CIK 1083689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011	File Number 0-25933

SOUTHCOAST FINANCIAL CORPORATION
(Exact name of Registrant as specified in its Charter)

South Carolina	57-1079460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $14,357,949.  The Registrant has no non-voting common equity outstanding.  For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 29, 2012, there were 5,316,633 shares of the Registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011 - Parts I and II
(2)	Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders - Part III

10-K CROSS REFERENCE INDEX

CAUTIONARY NOTICE WITH RESPECT TO
 FORWARD-LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as  “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions identify forward-looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, income, and the economy, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company’s future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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

•	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
•	changes in requirements of regulatory authorities;
•	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
•	changes in accounting policies, rules and practices;
•	changes in technology or products may be more difficult or costly, or less effective, than anticipated;
•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
•	our ability to weather the current economic downturn;
•	loss of consumer or investor confidence; and
•	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

At March 1, 2012, the Bank employed 93 persons full-time.  The Company has no employees.  Management of the Bank believes that its employee relations are excellent.

Competition

The Bank competes in the Charleston - North Charleston MSA.  As of June 30, 2011, 30 banks, savings and loans, and savings banks with 211 branch locations competed in the Charleston - North Charleston MSA.  As of June 30, 2011, the Bank held 3.66% of total deposits in the MSA of $9.4 billion.

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

Available Information

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act.  The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company does not have a website, but the Bank maintains a website at www.southcoastbank.com.  As required by SEC rules, the Company’s 2011 Annual Report to Shareholders and Proxy Statement for the 2012 Annual Meeting of Shareholders will be posted on this website upon mailing of such materials to shareholders.  Reports of beneficial ownership of securities filed on behalf of the Company’s directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934 and the Company’s other SEC filings, including financial statements in interactive data format, are also available on the Bank’s website.  Persons who are unable to obtain such filings from the SEC website or the Bank’s website may obtain free copies from the Company upon request.

EFFECT OF GOVERNMENT REGULATION

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation, and administrative policies.  Relevant information about the regulatory framework that applies to the Company and the Bank is provided below.  This regulatory framework is intended primarily for the benefit and protection of the Bank’s depositors and the Deposit Insurance Fund, and not for the protection of the Company’s shareholders or creditors.

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

Obligations of the Company to its Subsidiary Bank

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Deposit Insurance Fund in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the Federal Deposit Insurance Act, as amended (“FDIA”), and the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.  In addition, the “cross-guarantee” provisions of the FDIA, require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in its best interest.  The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

As set forth under the caption “Management’s Discussion and Analysis – Capital Resources” in the Company’s Annual Report to Shareholders for the year ended December 31, 2011, which is included as Exhibit 13 to this Form 10-K, the Company and the Bank exceeded all applicable capital requirements at December 31, 2011.

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

FDIC Insurance Assessments

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions insurance premiums.  During the first quarter of 2009, the FDIC announced a special one-time emergency assessment.  The Bank paid $230,000 in September, 2009, based on June 30, 2009, deposits for the one-time emergency assessment.  On November 12, 2009, the FDIC Board of Directors adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessment for all of 2010, 2011 and 2012. On December 30, 2009, the Bank paid $1,967,911 related to the prepayment of these quarterly premiums for the years 2010, 2011 and 2012. For 2010 and the following two years, on a quarterly basis, the FDIC  continued, and will continue, to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance. The Bank expenses the current portion as calculated by the FDIC.  The amount expensed for 2011 was $641,022. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011.

In November 2010, the FDIC approved a regulation, which was effective April 1, 2011, that implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets.  The regulation changes the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry.  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio to 2.0%.  The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

On December 29, 2010 the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”).  IOLTAs will receive unlimited insurance coverage as non-interest bearing transaction accounts for two years ending December 31, 2012.

Regulation of the Bank

The Bank is subject to regulation and examination by the State Board and the FDIC.  In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank’s loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.  The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited  Funds  Availability  Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain  confidentiality  of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic  deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.  The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

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

A bank that is “undercapitalized” becomes subject to “prompt corrective action” provisions of the FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank’s assets and requiring prior approval of certain expansion proposals.  A bank that is “significantly undercapitalized” is additionally subject to restrictions on compensation paid to senior management of the bank.  A bank that is “critically undercapitalized” is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank, as well as a requirement that the bank be placed in receivership within 90 days in most cases.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

Interstate Banking

Under federal law, the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  The authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws, but interstate branching is permitted to the same extent it would be permitted under state law if the branching bank’s home office were located in the state in which the branch will be located.

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

Although the Act and the regulations created new opportunities for the Company to offer expanded services to customers in the future, the Company has not determined what the nature of the expanded services might be or whether and when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services.  However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Government Response to Financial Crisis that began in 2008

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

An unfortunate consequence of the difficulties that have beset the banking industry in the latter part of 2008 has been a large increase in bank failures which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  See also “—FDIC Insurance Assessments” above for additional information.

Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities.  See also “Dodd-Frank Wall Street Reform and Consumer Protection Act.”  The Company is presently unable to predict the impact of many of such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act has had, and will continue to have, extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  The Dodd-Frank Act includes changes to the financial regulatory systems, enhanced bank capital requirements, creates the Financial Stability Oversight Council, provides for mortgage reform provisions regarding a customer’s ability to repay, changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, makes permanent the $250,000 limit for federal deposit insurance, provides for unlimited federal deposit insurance for noninterest-bearing transaction accounts until December 31, 2012, implements corporate governance requirements for public companies with regard to executive compensation including providing shareholders the right to vote on executive compensation, repeals the federal prohibitions on the payment of interest on demand deposits, and amends the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions, among other measures.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has been given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

The Dodd-Frank Act requires regulatory agencies to implement new regulations that establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  We continue to evaluate proposed and final regulations related to the Dodd-Frank Act as they are implemented in order to determine the impact each will have on current and future operations.  The majority of the resulting regulations affecting us have been implemented, and we have experienced a moderate loss of income associated with debit transactions and moderate increased compliance costs associated with other provisions of the Dodd-Frank Act.

Legislative Proposals

Proposed legislation which could significantly affect the business of banking is introduced in Congress and the General Assembly of South Carolina from time to time.  For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets.  Broader problems in the financial sector of the economy which became apparent in 2008 have led to numerous calls for legislative restructuring of the regulation of the sector.  Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

We grew rapidly in our first 12 years of operations.  Although we did not grow in 2009, 2010 or 2011, and do not expect to continue to grow as fast in the future as we have in the past, it is our intention to continue to expand our asset base.  Our future profitability will depend in part on our ability to manage growth successfully.  Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends.  If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

Our future growth or regulatory requirements may require us to raise additional capital in the future, but that capital may not be available when it is needed or be unavailable on favorable terms.

Although we are currently well capitalized, we may need to raise additional capital in the future to support additional growth or to meet regulatory requirements.  Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited and, if we cannot continue to meet regulatory capital requirements, our existence could also be limited.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “SOCB.” Since January 1, 2011, the average daily trading volume has been approximately 4,677 shares.  Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

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

Declaration and payment of dividends are within the discretion of our board of directors.  Our bank will be our most likely source of funds with which to pay cash dividends.  Our bank’s declaration and payment of future dividends to us are within the discretion of the bank’s board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors.  Payment of dividends is also subject to various regulatory requirements and considerations.  Furthermore, as long as there are preferred securities of the Southcoast Capital Trust III outstanding and the Company has elected to defer making interest payments with respect to the preferred securities as permitted by the terms of the preferred securities, the Company may not declare or pay dividends on its common stock or redeem or repurchase any shares of its common stock, subject to certain minor exceptions.

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

Not applicable.

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

At December 31, 2011, the Bank also held 26 properties acquired through foreclosure or in settlement of loans.  All of the properties were being marketed for sale.

Item 3.  Legal Proceedings.

The Bank is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company’s business and operations.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption “Corporate Data -- Common Stock and Dividends” in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011 (the “2011 Annual Report”), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

There were no sales of equity securities by the Company during the year ended December 31, 2011 that were not registered under the Securities Act of 1933.
.
Purchases of Equity Securities by the Company and Affiliated Purchasers

The Company did not purchase any shares of its equity securities during the fourth quarter of 2011.

Item 6. Selected Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2011 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the captions “Management’s Discussion and Analysis – Market Risk – Interest Rate Sensitivity” and “–Off Balance Sheet Arrangements” in the 2011 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements, including Notes thereto, in the 2011 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

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

Management has assessed the effectiveness of Southcoast Financial Corporation’s internal control over financial reporting as of December 31, 2010.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework.” Based on our assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Date:  December 31, 2011

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

Item 9B.  Other Information.

No information was required to be disclosed in a Form 8-K during the fourth quarter of 2011 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Election of Directors – Directors and Nominees” and “–Executive Officers,” and “Committees of our Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in registrant’s definitive proxy statement to be filed with the Commission for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information set forth under the caption “Management Compensation” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of our Management” in the 2012 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2011 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of remaining securities available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (1) (c)

Equity compensation plans approved by security holders	-	$-	143,809

Equity compensation plans not approved by security holders	-	$-	-

Total	-	$-	143,809

(1)  Represents shares remaining available for issuance under the Company’s 2011 Employee Stock Purchase Plan.

Item  13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions  “Certain Relationships and Related Transactions” and  “Governance Matters – Director Independence” in the 2012 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets
-	Consolidated Statements of Operations
-	Consolidated Statements of Shareholders Equity and Comprehensive Income (Loss)
-	Consolidated Statements of Cash Flows
-	Notes to Consolidated Financial Statements
(2)           Financial Statement Schedules – None
(3)           Exhibits – Please see Exhibit Index for a list of exhibits

SIGNATURE

Pursuant to the  Requirements  of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southcoast Financial Corporation

March 16, 2012	By:	s/L. Wayne Pearson
L. Wayne Pearson
Chairman and Chief Executive Officer

	By	s/William C. Heslop
William C. Heslop
Senior Vice President and Chief Financial Officer
(Principal Financial and Principal
Accounting Officer)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

s/Tommy B. Baker
Tommy B. Baker	Director	March 16, 2012

s/William A. Coates
William A. Coates	Director	March 16, 2012

s/Stephen F. Hutchinson
Stephen F. Hutchinson	Director	March 16, 2012

s/L. Wayne Pearson
L. Wayne Pearson	Chairman, Chief Executive Officer, Director	March 16, 2012

s/Robert M. Scott
Robert M. Scott	Director	March 16, 2012

s/James P. Smith
James P. Smith	Director	March 16, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (incorporated by reference to exhibits to Form 10-SB filed April 30, 1999)
3.2	Bylaws of Registrant, as amended September 13, 2008 (incorporated by reference to exhibit to Form 8-K filed September 14, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000)
10.1	1999 Stock Option Plan (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999)
10.2	Form of Stock Option Agreement (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000)
10.3
Form of Amended and Restated Employment Agreements, dated as of  December 29, 2008, between the Company and each of Robert A. Daniel, Jr., William B. Seabrook, and William C. Heslop (incorporated by reference to exhibits to Form 8-K, filed January 5, 2009)

10.4
Form of Endorsement Split Dollar Agreement, dated as of December29, 2008, between Southcoast Community Bank and each of Robert A. Daniel, Jr., William B. Seabrook, and William C. Heslop (incorporated by reference to exhibits to Form 8-K, filed January 5, 2009)

10.5
Junior Subordinated Indenture between Registrant and Wilmington Trust Company dated as of August 5, 2005 (incorporated by reference to exhibits to Form S-1 (Registration Statement No. 333-128247), filed August 12, 2005)

10.6
Guarantee Agreement between Registrant and Wilmington Trust Company, dated as of August 5, 2005 (incorporated by reference to exhibits to Form S-1 (Registration Statement No. 333-128247), filed August 12, 2005)

10.7
Placement Agreement among Registrant, Southcoast Capital Trust III and Credit Suisse First Boston LLC dated as of August 5, 2005 (incorporated by reference to exhibits to Form S-1 (Registration Statement No. 333-128247), filed August 12, 2005)

10.8
Form of Endorsement Split Dollar Agreement between the Company and each of Tommy B. Baker, William A. Coates, Stephen F. Hutchinson, Robert M. Scott, and James P. Smith, dated December 13, 2007 (incorporated by reference to exhibits to Form 8-K filed December 19, 2007)

10.9
Amended and Restated Employment Agreement, dated as of August 14, 2008, among Southcoast Financial Corporation, Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)

10.10	Salary Continuation Agreement between Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed April 3, 2009)
10.11	Endorsement Split Dollar Agreement, dated as of August 14, 2008, between Southcoast Financial Corporation and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)
10.12	Southcoast Financial Corporation 2010 Employee Stock Purchase Plan (incorporated by reference to exhibits to Proxy Statement for 2010 Annual Meeting of Shareholders, filed April 14, 2010)
13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2011 incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant (incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2007)
23.1	Consent of Crowe Horwath LLC
23.2	Consent of Elliott Davis, LLC
31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32	Section 1350 Certifications
101	Interactive Data File