Form 10-Q
period 2012-03-31
SOUTHCOAST FINANCIAL CORP
filed 2012-05-11
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

        X                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

5,326,577 shares of common stock, no par value, as of April 30, 2012

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$5,072	$5,985
Interest bearing deposits	26,933	12,052
Total cash and cash equivalents	32,005	18,037
Investment securities
Available for sale	43,380	48,958
Federal Home Loan Bank Stock, at cost	3,487	3,487
Loans held for sale	484	995
Loans, net of allowance of $9,579 and $10,692	313,797	309,048
Premises and equipment, net	21,716	21,977
Other real estate owned, net	7,141	9,323
Company owned life insurance	12,021	11,922
Other assets	3,611	3,774
Total assets	$437,642	$427,521

Liabilities
Deposits
Noninterest-bearing	$40,483	$34,120
Interest-bearing	287,285	282,027
Total deposits	327,768	316,147
Federal funds purchased	4,799	3,588
Securities sold under agreements to repurchase	2,701	3,262
Federal Home Loan Bank Borrowings	57,000	60,000
Junior subordinated debentures	10,310	10,310
Other liabilities	3,257	3,402
Total liabilities	405,835	396,709

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 5,316,633 shares issued and outstanding at March 31, 2012 and 5,306,488 at December 31, 2011)	54,397	54,382
Accumulated deficit	(21,277)	(22,520)
Accumulated other comprehensive loss	(1,313)	(1,050)
Total shareholders’ equity	31,807	30,812
Total liabilities and shareholders’ equity	$437,642	$427,521

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Interest income
Loans, including fees	$4,155	$4,491
Investment securities	304	512
Cash and federal funds sold	6	7
Total interest income	4,465	5,010
Interest expense
Deposits and borrowings	1,288	1,777
Net interest income	3,177	3,233
Provision for loan losses	100	1,150
Net interest income after provision for loan losses	3,077	2,083
Noninterest income
Service fees on deposit accounts	378	334
Gains on sales of available for sale securities	215	22
Other-than-temporary impairment on available for sale securities	-	(176)
Company owned life insurance earnings	99	98
Gains on sales of premises and equipment	124	-
Other	90	64
Total noninterest income	906	342
Noninterest expenses
Salaries and employment benefits	1,596	1,699
Occupancy	357	291
Furniture and equipment	378	365
Software	64	87
Insurance	202	270
Professional fees	231	258
Telephone, postage, and supplies	82	87
Gain on sale of other real estate owned	(736)	(2)
Other real estate owned impairment provision, and other expenses, net of rental income	225	120
Other operating expenses	253	253
Total noninterest expenses	2,652	3,428
Income (loss) before income taxes	1,331	(1,003)
Income tax expense (benefit)	88	(424)
Net income (loss)	$1,243	$(579)
Basic net income (loss) per common share	$.23	$(.11)
Diluted net income (loss) per common share	$.23	$(.11)
Weighted average shares outstanding
Basic	5,316,633	5,270,053
Diluted	5,316,633	5,270,053

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$1,243	$(579)

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gain/(loss) arising during the period	(196)	1,206
Reclassification adjustment for gains included in net income	(215)	(22)
Tax effect	148	(433)
Net of tax	(263)	751

Total other comprehensive income (loss)	(263)	751

Comprehensive income	$980	$172

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION
Condensed Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2012 and 2011
(Unaudited)

(Dollars in thousands)	Common Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit	Loss	Total

Balance, January 1, 2011	4,780,822	$54,258	$(6,040)	$(2,440)	$45,778

Net loss for the period			(579)		(579)

Other comprehensive income
Unrealized holding gains on securities available for sale net of taxes of $441				765	765

Less reclassification adjustment for gains included in net income, net of taxes of $8				(14)	(14)

Comprehensive income					172

Employee stock purchase plan	10,135	31	.-	-	31

Balance, March 31, 2011	4,790,957	$54,289	$(6,619)	$(1,689)	$45,981

Balance, January 1, 2012	5,306,488	$54,382	$(22,520)	$(1,050)	$30,812

Net income for the period			1,243		1,243

Other comprehensive income

Unrealized holding losses on securities available for sale net of taxes of $71				(125)	(125)

Less reclassification adjustment for gains and losses included in net income, net of taxes of $77				(138)	(138)

Comprehensive income					980

Employee stock purchase plan	10,145	15	.-	-	15

Balance, March 31, 2012	5,316,633	$54,397	$(21,277)	$(1,313)	$31,807

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)	For the Three Months Ended
	March 31,
	2012	2011
Operating activities
Net income (loss)	$1,243	$(579)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
(Increase) decrease in deferred income taxes	148	(386)
Provision for loan losses	100	1,150
Depreciation and amortization	223	253
Discount accretion and premium amortization	123	114
Gain on sale of securities	(215)	(22)
Gain on sale of premises and equipment	(124)	-
Other-than-temporary impairment on available for sale securities	-	176
Gain on sale of other real estate owned	(736)	(2)
Change in deferred gain on sale of other real estate owned	-	(48)
Impairment charges on other real estate owned	228	13
Originations of loans held for sale	(2,532)	(1,424)
Proceeds from sales of loans held for sale	3,043	1,840
Increase in value of Company owned life insurance	(99)	(98)
Decrease in other assets	163	395
Decrease in other liabilities	(144)	(1,590)
Net cash provided by (used for) operating activities	1,421	(208)

Investing activities
Purchases of investment securities available-for-sale	(8,362)	-
Sales of investment securities available-for-sale	10,226	5,770
Calls, maturities, and paydowns of investment securities available-for-sale	3,396	2,669
Net (increase) decrease in loans	(4,883)	3,198
Proceeds from sales of premises and equipment	1,159	-
Purchases of premises and equipment	(998)	(10)
Proceeds from sales of other real estate owned	2,742	-
Capital expenditures related to other real estate owned	(18)	(29)
Net cash provided by investing activities	3,262	11,598

Financing activities
Net increase in deposits	11,621	7,391
Decrease in borrowings	(2,351)	(9,384)
Net proceeds from issuances of stock	15	31
Net cash provided by (used for) financing activities	9,285	(1,962)

Increase in cash and cash equivalents	13,968	9,428
Cash and cash equivalents, beginning of period	18,037	20,062
Cash and cash equivalents, end of period	$32,005	$29,490

Cash paid for:
Income taxes	$-	$-
Interest	$1,167	$1,633
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$705	$1,086
Change in unrealized (gains) losses on available-for-sale securities	$411	$(1,228)
Loans to finance sales of other real estate owned	$672	$531

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

They also specify the computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures.  Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding.  The computation for diluted EPS is similar to the computation for basic EPS except that when the Company reports earnings the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options outstanding is reflected in diluted EPS by application of the treasury stock method.  The Company had no dilutive or antidilutive instruments outstanding during the periods ended March 31, 2012 or 2011.

Note 4 – Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs.” ASU 2011-04 expands the disclosure requirements for fair value measurements categorized within Level 3 of the fair value hierarchy to include (1) a quantitative disclosure of the unobservable inputs and assumptions used within the measurement, (2) a description of the valuation processes in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.  In addition, ASU 2011-04 requires that companies disclose the level within the fair value hierarchy for items not measured at fair value in the statement of financial position but whose fair value must be disclosed.  ASU 2011-04 is effective for reporting periods beginning after December 15, 2011 and should be applied prospectively.  The adoption of the provisions of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations or liquidity, but will increase its disclosures requirements related to its fair value measurements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities present comprehensive income in their financial statements.  The provisions of ASU 2011-05 require reporting the components of comprehensive income in either (i) a continuous statement of comprehensive income or (ii) two separate but consecutive statements.  ASU 2011-05 does not change the items that must be reported in other comprehensive income but rather removes the presentation options available under ASC 220, “Comprehensive Income,” and requires the presentation options mentioned above.  The new presentation disclosures required by ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011.  As this ASU amends only the presentation of comprehensive income, the adoption had no impact on the Company’s financial position, results of operations, or liquidity.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	March 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$34,204	$541	$26	$34,719
Other	1,458	-	22	1,436
Municipal securities	5,585	308	-	5,893
Other	4,185	-	2,853	1,332

Total	$45,432	$849	$2,901	$43,380

	December 31, 2011
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair Value
Mortgage backed
Government sponsored enterprises	$37,688	$544	$-	$38,232
Other	1,539	6	-	1,545
Municipal securities	7,190	415	-	7,605
Other	4,182	-	2,606	1,576
Total	$50,599	$965	$2,606	$48,958

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

Available for Sale
(Amounts in thousands)	March 31, 2012
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed
Government sponsored enterprises	$4,139	$26	$-	$-	$4,139	$26
Other	1,436	22	-	-	1,436	22
Municipal securities	-	-	-	-	-	-
Other	86	64	746	2,789	832	2,853

Total	$5,651	$112	$746	$2,789	$6,407	$2,901

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

December 31, 2011
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$-	$-	$-	$-	$-	$-
Municipal securities	-	-	-	-	-	-
Other	86	64	990	2,542	1,076	2,606

Total	$86	$64	$990	$2,542	$1,076	$2,606

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,789,000, or 96% of unrealized losses, and $2,543,000, or 98% of unrealized losses, at March 31, 2012 and December 31, 2011, respectively.  These unrealized losses for both periods were comprised of two securities.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The unrealized loss attributable to “Other” securities relates to valuations on two individual pooled trust preferred securities.  The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities.  These securities are considered Level 3 securities in the fair value hierarchy as they both trade in less than liquid markets.

The amortized costs and fair values of investment securities available for sale at March 31, 2012 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized	Fair
	Cost	Value
Due after five but within ten years	$1,649	$1,718
Due after ten years	7,971	5,421
Mortgage backed	35,662	36,155
Equity securities with no maturity	150	86
Total investment securities available-for-sale	$45,432	$43,380

The proceeds from sales of securities and the associated gains are listed below:

(Amounts in thousands)	Three Months Ending March 31,
	2012	2011

Proceeds	$10,226	$5,770
Gross Gains	215	62
Gross Losses	-	40

The tax provision related to the above net realized gains and losses was $77,000 and $8,000 for the periods ended March 31, 2012 and 2011.

Investment securities with an aggregate amortized cost of $18,234,000 and estimated fair value of $18,623,000 at March 31, 2012, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $3,849,000 and estimated fair value of $3,917,000 at March 31, 2012, were pledged to secure securities sold under agreements to repurchase.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

Investment securities with an aggregate amortized cost of $20,811,000 and estimated fair value of $21,146,000 at December 31, 2011, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $4,163,000 and estimated fair value of $4,224,000 at December 31, 2011, were pledged to secure securities sold under agreements to repurchase.

One of the Company’s pooled trust preferred securities with an amortized cost of approximately $1.8 million and fair value of approximately $729,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1.7 million and fair value of approximately $17,000 is receiving payment-in-kind interest in lieu of cash interest payments.  Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security.  Payment-in-kind interest consists of capitalization of interest amounts due on a security.  In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security.  Future interest payments are accrued on these larger principal balances.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers.  Individual issuers are allowed to defer their interest payments for a period of up to five years.  The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior.  The Company owns notes in the C tranche of the security.  Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments.  The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche.  The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure.  These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest.  At March 31, 2012, there was $234,400,000 of performing collateral in the pool.  The table below summarizes balance and overcollateralization data for the individual tranches at March 31, 2012.

(Amounts in thousands) Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$201,854	128.00%	116.94%
B	40,918	115.00%	97.14%
C	45,283	106.20%	81.74%
D	26,382	100.30%	74.84%
Income Notes	18,000	N/A	N/A

As shown above, all tranches currently fail their overcollateralization test.  According to the structured payment terms as described in the offering circular for this security, interest payments are currently being diverted from subordinate tranches to pay down total principal balances in the A tranche.  If and when these payments reduce the principal balance in the A tranche by enough to pass its overcollateralization requirement, the B tranche securities will begin to receive contractual interest payments, and additional payments will be diverted from subordinate tranches in order to meet its overcollateralization requirement.  This payment structure, known as a waterfall, is designed to continue until all tranches meet their overcollateralization requirement.  However, this outcome is dependent on the level of future interest deferrals and defaults by individual issuers.  Any shortfalls to contractual principal and interest payments due will be borne in reverse order of payment priority, with the most subordinate tranche having the largest loss and the senior most tranche having the smallest loss.  As a note holder in the C tranche of this structure, the Company’s principal and interest claims are subordinate to the principal and interest claims of note holders in the A and B tranches.  More specifically, the Company and other C note holders would stand to lose 100% of their principal and interest before note holders in the B tranche lost their first dollar, and B note holders would lose 100% of their investment before A note holders experienced any loss.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”).  This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches.  The OTTI evaluation prepared as of March 31, 2012 predicts the Company will resume receipt of its contractual principal and interest payments during the year 2018, which is when the B tranche is projected to pass its overcollateralization test.  These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  The OTTI evaluation model assumes no recoveries on defaults.  The result of the firm’s analysis indicated approximately $176,000 of credit loss as of  March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income.  No credit losses had been recognized on these securities prior to 2011, and there have been no additional credit losses recognized in earnings for any subsequent periods. Total OTTI in accumulated other comprehensive income was $1,098,000 for securities available for sale at March 31, 2012.

The following table provides certain relevant details on each of our pooled trust preferred securities as of March 31, 2012, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of its underlying issuers.  “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure.  It is expressed in the tables below as a percentage of performing collateral.  It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

March 31, 2012
(Amounts in thousands)
	Security A	Security B

Book Value	$1,803	$1,732
Fair Value	$729	$17
Unrealized Loss	$1,074	$1,715
Number of underlying financial institution issuers	48	42
Number of deferrals and defaults	13	15
Additional expected deferrals/ defaults*	N/A	0/2
Excess Subordination as a percentage of performing collateral^	15.53%	N/A

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

^	Security B is in a support tranche and has no excess subordination.

The credit quality of the pooled trust preferred securities is directly related to the financial strength and ability to make contractual interest payments of the underlying issuers in these securities, most of which are banks or bank holding companies.  As such, these securities may show additional OTTI in future periods if the financial condition of the underlying issuers further deteriorates.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	March 31,	December 31,
	2012	2011
Real estate secured loans:
Residential 1-4 Family	$171,952	$166,414
Multifamily	5,112	5,144
Commercial	81,287	81,253
Construction and land development	37,907	39,241
Total real estate secured loans	296,258	292,052
Commercial and industrial	24,593	25,135
Consumer	2,033	2,037
Other	492	515
Total gross loans	323,376	319,739
Allowance for loan losses	(9,579)	(10,691)
	$313,797	$309,048

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

Credit Grade	Description
1	Loans secured by cash collateral.
2	Loans secured by readily marketable collateral.
3	Top quality loans with excellent repayment sources and no significant identifiable risk of collection.
4	Acceptable loans with adequate repayment sources and little identifiable risk of collection.
5	Acceptable loans with signs of weakness as to repayment or collateral, but with mitigating factors that minimize the risk of loss.
6	Watch List or Special Mention loans with underwriting tolerances and/or exceptions with no mitigating factors that may, due to economic or other factors, increase the risk of loss.
7	Classified substandard loans inadequately protected by the paying capacity or net worth of the obligor, or of the collateral with weaknesses that jeopardize the liquidation of the debt.
8	Classified doubtful loans in which collection or liquidation in full is highly improbable.
9	Classified loss loans that are uncollectible and of such little value that continuance as an asset is not warranted.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of March 31, 2012 and December 31, 2011 (including nonaccrual loans).

(Dollars in thousands)
Credit Risk Profile by Creditworthiness Category
As of March 31, 2012 and December 31, 2011

Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2012	2011	2012	2011	2012	2011	2012	2011
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	48,915	44,087	-	-	8,143	8,469	5,875	7,851
4	57,124	61,509	708	715	24,069	27,461	4,790	9,020
5	47,474	45,213	1,903	1,921	27,643	26,026	19,473	14,575
6	6,142	2,707	-	-	12,416	9,714	325	277
7	11,647	11,957	2,169	2,508	5,791	8,781	3,865	4,306
8	650	941	332	-	3,225	802	3,579	3,212
9	-	-	-	-	-	-	-	-

Total	$171,952	$166,414	$5,112	$5,144	$81,287	$81,253	$37,907	$39,241

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Grade
1	$381	$2,095	$64	$49	$-	$-	$445	$2,144
2	-	-	-	-	-	-	-	-
3	3,211	2,413	187	225	241	258	66,572	63,303
4	5,045	5,408	186	237	251	257	92,173	104,607
5	9,963	9,034	1,331	1,337	-	-	107,787	98,106
6	3,839	3,992	-	-	-	-	22,722	16,690
7	2,154	2,193	265	189	-	-	25,891	29,934
8	-	-	-	-	-	-	7,786	4,955
9	-	-	-	-	-	-	-	-

Total	$24,593	$25,135	$2,033	$2,037	$492	$515	$323,376	$319,739

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)

Past Due Loans For the Periods Ended March 31, 2012 and December 31, 2011
March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$3,331	$972	$5,032	$9,335	$162,617	$171,952	$-
Multifamily Residential	388	-	1,318	1,706	3,406	5,112	-
Commercial Real Estate	780	415	3,385	4,580	76,707	81,287	-
Construction and Land Development	136	277	3,177	3,590	34,317	37,907	-
Non Real Estate Secured							-
Commercial and Industrial	808	6	205	1,019	23,574	24,593	-
Consumer and Other	27	21	46	94	2,431	2,525	-

Total	$5,470	$1,691	$13,163	$20,324	$303,052	$323,376	$-

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$4,897	$957	$4,981	$10,835	$155,579	$166,414	$-
Multifamily Residential	391	-	1,318	1,709	3,435	5,144	-
Commercial Real Estate	387	3,503	962	4,852	76,401	81,253	-
Construction and Land Development	933	115	3,781	4,829	34,412	39,241	-
Non Real Estate Secured							-
Commercial and Industrial	1,055	405	260	1,720	23,415	25,135	-
Consumer and Other	54	72	-	126	2,426	2,552	-

Total	$7,717	$5,052	$11,302	$24,071	$295,668	$319,739	$-

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)

	March 31,	December 31,
	2012	2011

1-4 Family Residential	$8,373	$9,004
Multifamily Residential	1,318	1,318
Commercial Real Estate	4,795	5,749
Construction and Land Development	4,648	4,483
Commercial and Industrial	658	714
Consumer and Other	64	-

Total	$19,856	$21,268

At March 31, 2012 and December 31, 2011, nonaccrual loans totaled $19.9 million and $21.3 million, respectively.  The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $1,359,000 and $1,386,000 at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012 and December 31, 2011, impaired loans (which include non-accrual loans and troubled debt restructurings(TDRs)) totaled $22.2 million and $22.3 million, respectively.  Impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $18.7 million and $19.6 million at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012 and December 31, 2011, there were no loans over ninety days past due and still accruing interest.

At March 31, 2012 and December 31, 2011, all TDRs, including those on nonaccrual status, totaled $6.1 million and $4.2 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms during the first quarter of 2012 totaled approximately $32,000; actual interest income recognized on these loans according to the restructured terms totaled $29,000.  The gross interest income that would have been recognized on TDRs according to the original loan terms during 2011 totaled approximately $73,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $72,000.  During the quarter ended March 31, 2012 there was one loan totaling $1.3 million that had its original loan terms restructured.  During the quarter ended March 31, 2012, there were no loans that previously had their original terms restructured that went into nonaccrual.  During the same period, there were no amounts related to TDRs that were charged off.  TDRs did not have a material effect on the allowance for loan losses as of March 31, 2012.

The following tables provide a year to date analysis of activity within the allowance for loan losses.
(Dollars in thousands)	March 31,	March 31,
	2012	2011

Balance, beginning of year	$10,691	$9,513
Provision for loan losses	100	1,150
Net charge offs	(1,212)	(1,849)
Balance, end of quarter	$9,579	$8,814

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

	For the Quarter Ended March 31, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,861	$(587)	$13	$(53)	$1,382	$852	$2,234
Multifamily Residential	297	-	-	(20)	155	122	277
Commercial Real Estate	2,409	(532)	-	(9)	1,785	83	1,868
Construction and Land Development	633	(137)	53	762	658	653	1,311
Non Real Estate Secured
Commercial and Industrial	1,898	-	3	(561)	1,340	-	1,340
Consumer and Other	41	(25)	-	31	47	-	47
Other
Other General Reserves	1,515	-	-	14	1,529	-	1,529
Unallocated	1,037	-	-	(64)	973	-	973
Total	$10,691	$(1,281)	$69	$100	$7,869	$1,710	$9,579

	For the Year Ended December 31, 2011
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,532	$(1,119)	$125	$1,323	$1,763	$1,098	$2,861
Multifamily Residential	358	(502)	-	441	175	122	297
Commercial Real Estate	1,263	(2,116)	30	3,232	1,691	718	2,409
Construction and Land Development	2,972	(4,021)	124	1,558	625	8	633
Non Real Estate Secured
Commercial and Industrial	619	(1,464)	125	2,618	1,898	-	1,898
Consumer and Other	124	(28)	1	(56)	41	-	41
Other
Other General Reserves	1,345	-	-	170	1,515	-	1,515
Unallocated	300	-	-	737	1,037	-	1,037
Total	$9,513	$(9,250)	$405	$10,023	$8,745	$1,946	$10,691

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

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

Total past due loans decreased from approximately $24.1 million at December 31, 2011 to $20.3 million at March 31, 2012.  This decrease was a significant contributing factor to the $876,000 decline in total general reserves between the two periods.  Unallocated reserves may be used when additional reserves or writedowns become necessary on existing loans with specific reserves based on new appraisals or valuations that are obtained.

The Company made loan loss provisions totaling $100,000 and $1,150,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.  Net chargeoffs totaled $1,212,000 and $1,849,000, respectively.

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment.  The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of March 31, 2012 and December 31, 2011.

(Dollars in thousands)

Loans Receivable:	As of March 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$7,834	$164,118	$171,952
Multifamily Residential	2,113	2,999	5,112
Commercial Real Estate	4,618	76,669	81,287
Construction and Land Development	4,137	33,770	37,907
Non Real Estate Secured
Commercial and Industrial	-	24,593	24,593
Consumer and Other	-	2,525	2,525
Total:	$18,702	$304,674	$323,376

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)
Loans Receivable:	As of December 31, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$7,668	$158,746	$166,414
Multifamily Residential	2,117	3,027	5,144
Commercial Real Estate	5,568	75,685	81,253
Construction and Land Development	4,216	35,025	39,241
Non Real Estate Secured
Commercial and Industrial	-	25,135	25,135
Consumer and Other	-	2,552	2,552
Total:	$19,569	$300,170	$319,739

	Impaired Loans For the Quarter ended March 31, 2012

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$3,494	$3,324	$-	$170	$3,337	$15
Multifamily Residential	1,227	1,128	-	99	1,129	14
Commercial Real Estate	5,146	4,187	-	959	4,461	-
Construction and Land Development	871	778	-	93	818	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$4,509	$4,509	$852	$-	$4,466	$-
Multifamily Residential	986	986	122	-	986	-
Commercial Real Estate	431	431	83	-	435	-
Construction and Land Development	5,583	3,359	653	2,224	3,367	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$8,003	$7,833	$852	$170	$7,803	$15
Multifamily Residential	2,213	2,114	122	99	2,115	14
Commercial Real Estate	5,577	4,618	83	959	4,896	-
Construction and Land Development	6,454	4,137	653	2,317	4,185	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$22,247	$18,702	$1,710	$3,545	$18,999	$29

(1)  Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)
Impaired Loans For the Year Ended December 31, 2011

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$2,805	$2,564	$-	$241	$2,603	$15
Multifamily Residential	1,131	1,131	-	-	1,224	-
Commercial Real Estate	2,602	2,175	-	427	2,366	-
Construction and Land
Development	6,533	4,141	-	2,392	5,773	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$5,104	$5,104	$1,099	$-	$5,142	$5
Multifamily Residential	986	986	122	-	923	48
Commercial Real Estate	3,393	3,393	717	-	3,636	-
Construction and Land
Development	245	75	8	170	143	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$7,909	$7,668	$1,099	$241	$7,745	$20
Multifamily Residential	2,117	2,117	122	-	2,147	48
Commercial Real Estate	5,995	5,568	717	427	6,002	-
Construction and Land
Development	6,778	4,216	8	2,562	5,916	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$22,799	$19,569	$1,946	$3,230	$21,810	$68

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)

(Dollars in thousands)
Impaired Loans For the Quarter Ended March 31, 2011

	Recorded Investment (1)	Impaired Principal Balance	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Residential	$1,532	$1,532	$-	$608	$1,529	$-
Multi Family Residential	-	-	-	-	-	-
Commercial Real Estate	6,273	6,273	-	1,018	6,399	-
Construction and Land
Development	1,395	1,395	-	1,141	1,406	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Residential	$1,843	$2,506	$663	$86	$1,803	$23
Multi Family Residential	728	817	89	-	677	14
Commercial Real Estate	2,948	3,167	219	-	2,811	-
Construction and Land						14
Development	2,055	2,654	599	195	2,052	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Residential	$3,375	$4,038	$663	$694	$3,332	$23
Multi Family Residential	728	817	89	-	677	14
Commercial Real Estate	9,221	9,440	219	1,018	9,210	-
Construction and Land						14
Development	3,450	4,048	598	1,336	3,458	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-
Total:	$16,774	$18,344	$1,570	$3,048	$16,677	$51

(1  Impaired balance and accrued interest less specific reserves, net of deferred fees and costs.
    (2) 1-4 Family Residential loans where the borrower has a credit score less than 660 and a debt to income ratio over 50%.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Deferred Taxes
At June 30, 2011, the Company recorded a full valuation allowance against its deferred tax assets totaling approximately $6.4 million.  In arriving at its decision to do so, management evaluated the Company’s three year pretax historical losses totaling approximately $19.4 million and the economy of the last several years which contributed to these losses.  Based on earnings projections for the next three years, management does not consider it more likely than not that the Company will generate sufficient tax liabilities through earnings during this period to offset its current level of deferred tax assets.  Prior to the year ending December 31, 2008, the Company had a consistent history of generating significant pretax income.  The tax losses generated during the years ended December 31, 2010 and 2009 were completely absorbed through the use of net operating loss carrybacks.  These factors, coupled with the Company’s income projections over the next several years, led to the Company’s decision to not provide for a valuation allowance prior to June 30, 2011.  However, management’s assessment of the near term realizability of the deferred tax asset changed as a result of the required provisions for loan losses and other real estate owned for the three months ended June 30, 2011.  These provisions and the current economic conditions that fueled them led to uncertainty about the required level of future provisions and, therefore, led management to the conclusion that a full valuation allowance on the Company’s deferred tax asset was needed.  At March 31, 2012, the size of the Company’s deferred tax asset, prior to the valuation allowance, totaled approximately $8.8 million, which was primarily related to its allowance for loan losses and income tax net operating loss carryforwards.

Note 8 – Fair Value Measrements
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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, real estate appraisals, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, asset- backed securities in less liquid markets, retained residual interests in securitizations, residential mortgage servicing rights, and other real estate owned when adjusting for selling costs, and impaired loans.

The Company used the following methods and assumptions to estimate fair value:

Available for Sale Investment Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available (Leve1 1).  If quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Securities classified as Level 3 include asset-backed securities in less liquid markets.  The fair values of level 3 available for sale investment securities are determined by a third party pricing service and reviewed by the Company’s Chief Financial Officer for reasonableness.  The fair value of the trust preferred securities is computed based upon discounted cash flows estimated using interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation to the note classes.  Current estimates of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying issuers.  The payment, default and recovery assumptions are believed to reflect the assumptions of market participants. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2.  There were no fair value adjustments to mortgage loans held for sale as of March 31, 2012 and December 31, 2011.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value.  The Company considers problem loans with principal balances of $250,000 or greater individually for impairment.  The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less costs to sell.  At March 31, 2012, substantially all impaired loans were evaluated based on the fair value of the collateral less costs to sell.  Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments.  Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  If  the fair value of an impaired loan is based on an observable market price of the loan the Company records the impaired loan as nonrecurring Level 2.  When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less costs to sell the Company records the impaired loan as nonrecurring Level 3.

Other real estate owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals.

For both collateral dependent impaired loans and other real estate owned the Company uses appraisals prepared by certified appraisal professionals whose qualifications and licenses have been reviewed and verified by the Company.  These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically lead to a Level 3 classification of the inputs for determining fair value.  Once the Company receives an appraisal on an impaired loan, the Chief Credit Officer and Chief Financial Officer review the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics, as well as the Company’s own loss experience.  For appraisals received on other real estate owned, the Chief Financial Officer and Chief Operating Officer use a similar approach.  The Company may take additional discounts against the appraisals based on the circumstances surrounding individual properties.  The Company typically takes a 10% discount against appraised values to account for selling costs.

Valuation Methodologies – Assets and Liabilities not recorded at Fair Value

The following is a description of the valuation methodologies used for assets and liabilities that are not recorded at fair value, but whose fair value must be estimated and disclosed:

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$34,719	$-	$34,719
Other	-	1,436	-	1,436
Municipals	-	5,893	-	5,893
Other	-	86	1,246	1,332

Total assets at fair value	$-	$42,134	$1,246	$43,380

	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$38,232	$-	$38,232
Other	-	1,545	-	1,545
Municipals	-	7,605	-	7,605
Other	-	86	1,490	1,576

Total assets at fair value	$-	$47,468	$1,490	$48,958

Investments in trust preferred securities comprise the Company’s Level 3 assets as shown above.  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

The following table reconciles the changes in recurring Level 3 financial instruments for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	March 31,	March 31,
	2012	2011

Beginning of Year Balance	$1,490	$1,195
Discount Accretion	2	2
Other-than-temporary impairment on available for sale securities	-	(176)
Unrealized Gain (Loss)	(246)	514
Ending Balance	$1,246	$1,535

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2012 (amounts in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates
Trust Preferred Securities	$1,246	Discounted cash flows	Discount Rate Default Probability for deferring issuers Recovery Rate on deferring issuers Default Probability for current issuers	Approximately 16% 50% - 100% 10% - 15% 0.33% - 17.50%

The table below summarizes changes in unrealized gains and losses recorded in earnings for the three months ended March 31, 2012 and 2011 for Level 3 assets that are still held at March 31, 2012 (amounts in thousands):

	March 31, 2012	March 31, 2011
Interest income on securities	$-	$-
Other than temporary impairment recorded in earnings	-	(176)
Total	$-	$(176)

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential	$-	$-	$4,307	$4,307
Multifamily Residential	-	-	1,196	1,196
Commercial Real Estate	-	-	3,574	3,574
Construction and Land Development	-	-	3,360	3,360
Other Real Estate Owned
1 – 4 Residential			1,273	1,273
Multifamily Residential	-	-	562	562
Commercial Real Estate	-	-	2,652	2,652
Construction and Land Development	-	-	2,654	2,654

Total assets at fair value	$-	$-	$19,578	$19,578

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential	$-	$-	$5,677	$5,677
Multifamily Residential	-	-	864	864
Commercial Real Estate	-	-	3,477	3,477
Construction and Land Development	-	-	3,204	3,204
Other Real Estate Owned
1 – 4 Residential	-	-	743	743
Multifamily Residential	-	-	-	-
Commercial Real Estate	-	-	4,941	4,941
Construction and Land Development	-	-	3,639	3,639

Total assets at fair value	$-	$-	$22,545	$22,545

Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $18.7 million with a valuation allowance of $1.7 million at March 31, 2012, resulting in an additional provision for loan losses of $908,000 for the three months ended March 31, 2012.  At December 31, 2011, impaired loans had a recorded investment of $19.6 million, with a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $1.0 million for the year ended December 31, 2011.

Other real estate owned measured at fair value less costs to sell had a carrying amount of $7.1 million, which is made up of the outstanding balance of $10.3 million, net of a valuation allowance of $3.2 million at March 31, 2012, resulting in a charge of $228,000 for the three months ended March 31, 2012.  At December 31, 2011, other real estate owned had a net carrying amount of $9.3 million, made up of the outstanding balance of $12.5 million, net of a valuation allowance of approximately $3.2 million, resulting in a writedown of $3.2 million for the year ended December 31, 2011.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non- recurring basis at March 31, 2012(amounts in thousands):

	Fair Value	Valuation Techniques	Unobservable Inputs
Impaired Loans
1 - 4 Residential	$4,307	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment
Multifamily Residential	1,196	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment
Commercial Real Estate	3,574	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment
Construction and Land Development	3,360	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment
Other Real Estate Owned
Commercial Office Properties	2,652	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment
Commercial Lots	465	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment
Residential 1 – 4 Family Lots and Homes Under Construction	2,189	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment
Residential 1 – 4 Family Homes	1,273	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment
Multifamily Properties	562	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment

Bank owned discounts for all types of property listed above range from 0% to 20%.  Appraisal time adjustments for all types of property listed above range from 0% for appraisals less than a year old to 30% for appraisals three or more years old.  In addition to these adjustments, appraisers also make adjustments for differences between comparable sales, ranging from 5% to 30%.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	Fair Value Measurements at March 31, 2012 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$32,005	$32,005	$-	$-	$32,005
Available for sale investment securities	43,380	-	42,134	1,246	43,380
Federal Home Loan Bank Stock	3,487	N/A	N/A	N/A	N/A
Loans held for sale	484	N/A	N/A	N/A	N/A
Loans, net	313,797	-	-	315,015	315,015
Accrued interest receivable	1,213	-	175	1,038	1,213

Financial liabilities:
Deposits	327,768	148,557	175,926	-	324,483
Short term borrowings	7,500	-	6,850	-	6,850
Advances from Federal Home Loan Bank	57,000	-	62,979	-	62,979
Junior subordinated debentures	10,310	-	-	4,502	4,502
Accrued interest payable	820	30	686	104	820

	December 31,
	2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$18,037	$18,037
Available for sale investment securities	48,958	48,958
Federal Home Loan Bank Stock	3,487	N/A
Loans held for sale	995	995
Loans, net	309,048	308,507
Accrued interest receivable	1,329	1,329

Financial liabilities:
Deposits	316,147	313,613
Short term borrowings	6,850	6,850
Advances from Federal Home Loan Bank	60,000	66,309
Junior subordinated debentures	10,310	4,502
Accrued interest payable	700	700

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified Level 1.

FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Loans

Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1 classification.

Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 9 – Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss), unrealized gains and losses on investment securities available-for-sale, net of income taxes, and reclassification adjustments for unrealized gains and losses on investment securities available-for-sale sold, net of income taxes. Total comprehensive income was approximately $980,000 and $172,000 for the three months ended March 31, 2012 and 2011, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Results of operations for the period ending March 31, 2012 are not necessarily indicative of the results to be attained for any other period.

This  Report  on  Form  10-Q  may  contain  forward-looking  statements relating  to  such  matters  as  anticipated  financial  performance,   business prospects,  technological  developments,  new products and similar matters.  All statements that are not historical facts are "forward-looking statements."  The Private Securities  Litigation  Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor,  the Company  notes that a variety of factors  could cause the Company's actual results and experience to differ materially from the anticipated  results or other  expectations  expressed in the Company's  forward-looking  statements.  Forward-looking   statements   include   statements with  respect  to management's beliefs, plans,  objectives,  goals, expectations,  anticipations, assumptions,  estimates,  intentions, and future performance,  and involve known and unknown  risks,  uncertainties  and other  factors,  which may be beyond the Company's  control,   and  which  may  cause  actual  results,   performance  or achievements  to be materially  different  from future  results,  performance or achievements expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be forward-looking statements.  These forward-looking statements can be  identified  through  use of  words  such  as  "may,"  "will,"  "anticipate," "assume," "should," "indicate,"  "would," "believe,"  "contemplate,"  "expect," "seek,"  "estimate,"  "continue,"  "plan,"  "point  to,"  "project," “projection,”  "predict," "could,"   "intend,"   "target,"   "potential,"  and  other  similar  words  and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

o	future economic and business conditions;
o	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limited to, continued falling real estate values and increasing levels of unemployment;
o	government monetary and fiscal policies;
o	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
o	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
o	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
o	credit risks;
o	higher than anticipated levels of defaults on loans;
o	perceptions by depositors about the safety of their deposits;
o	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
o	changes in assumptions underlying allowances on deferred tax assets;
o	changes in assumptions underlying, or accuracy of, analysis relating to other-than-temporary impairment of assets;
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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The Company’s net income for the three months ended March 31, 2012 was approximately $1,243,000 or $0.23 per basic share, compared to a net loss of approximately $579,000, or $.11 per basic share, for the three months ended March 31, 2011.  The average number of basic shares outstanding for the three months ended March 31, 2012 was 5,316,633 compared to 5,270,053 for the three months ended March 31, 2011.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings.  Net interest income was approximately $3.2 million for the three months ended March 31, 2012, compared to approximately $3.2 million for the three months ended March 31, 2011.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.  The Company’s net interest income for the three months ended March 31, 2012 and 2011was approximately the same due to nearly equal declines in total interest income and total interest expense.  The decreases in interest income and interest expense were both driven by declines in volume and rates, though volume declines played a larger role in the decrease in interest income while rates played a larger role in the decrease in interest expense.

Average earning assets for the three months ended March 31, 2012 decreased 7.9 percent to $367.5 million from the $398.8 million reported for the three months ended March 31, 2011.  The decrease was attributable to decreases of $12.3 million in average loans and $19 million in average total investments, cash, and federal funds sold.  The decrease in average loans between the two periods was primarily due to loan chargeoffs and foreclosures during 2011, which totaled $9.3 million and $9.4 million, respectively.  Additionally, the slow lending environment resulting from the continued sluggish economy has caused the volume of new loans to lag behind loan paydowns.

Average interest bearing liabilities for the three months ended March 31, 2012 decreased 10 percent to $356.7 million from the $396.5 million reported for the three months ended March 31, 2011.  The decrease was attributable to decreases of $46.4 million and $5.4 million in average time deposits and average other borrowings, respectively. These decreases were partially offset by an increase of $16.4 million in average savings and transaction accounts.  The decrease in average time deposits was attributable to a decrease of $24.2 million in average retail time deposits, and a decrease of $22.2 million  in average brokered and wholesale time deposits. The decrease in average other borrowings was primarily attributable to a decrease of $2.7 million and $3.1 million in average Federal Home Loan Bank Borrowings and average retail repurchase agreements, respectively.  These changes in the funding mix are consistent with the Company’s efforts to build its core deposits while reducing its reliance on wholesale funding sources and retail time deposits.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended March 31, 2012 and 2011.

	For the three months ended			For the three months ended
	March 31, 2012			March 31, 2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$12,882	$6	0.19%	$13,669	$7	0.21%
Investments – taxable	45,725	237	2.07	58,415	389	2.70
Investments - nontaxable (2)	6,643	67	4.04	12,263	123	4.06
Total investments and
federal funds sold	65,250	310	1.90	84,347	519	2.50
Loans (3)(4)	302,222	4,155	5.51	314,476	4,491	5.76
Total earning assets/ interest income	367,472	4,465	4.87%	398,823	5,010	5.07%
Other assets	60,291			71,349
Total assets	$427,763			$470,172
Liabilities
Savings and
transaction accounts	$111,783	189	0.68%	$95,384	305	1.30%
Time deposits	173,640	504	1.17	220,032	848	1.56
Other borrowings	61,048	542	3.56	66,449	579	3.53
Subordinated debt	10,310	53	2.05	10,310	45	1.77
Total interest bearing
liabilities/interest expense	356,781	1,288	1.45	392,175	1,777	1.84
Non-interest bearing
liabilities	39,672			32,117
Total liabilities	396,453			424,292
Equity	31,310			45,880
Total liabilities
and equity	$427,763			$470,172
Net interest
income/margin (5)		$3,177	3.46%		$3,233	3.27%
Net interest spread (6)			3.43%			3.24%
(1) Annualized
(2) Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3) Does not include nonaccruing loans.
(4) Income includes loan fees of $205,541 in 2012 and $193,335 in 2011.
(5) Net interest income divided by total earning assets.
(6) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended March 31, 2012 the average yield on earning assets was 4.87 percent, while the average cost of interest bearing liabilities was 1.45 percent.  For the three months ended March 31, 2011 the average yield on earning assets was 5.07 percent and the average cost of interest-bearing liabilities was 1.84 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  The net interest margin was 3.46 percent and 3.27 percent for the three months ended March 31, 2012 and 2011, respectively.  The increase in the net interest margin is primarily attributable to a $56,000 decrease in net interest income along with a $31.4 million decrease in average interest earning assets between the two periods.  The decrease in net interest income was the result of a $545,000 decrease in interest income, partially offset by a $489,000 decrease in interest expense.  The decrease in interest expense was driven by maturities of higher cost time deposits and other borrowings and the partial replacement of these time deposits and other borrowings with core deposits consisting of lower cost savings and transaction accounts.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the three months ended March 31, 2012
	Versus three months ended March 31, 2011 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$-	$(1)	$(1)
Investments - taxable	(84)	(68)	(152)
Investments - non taxable (2)	(57)	1	(56)
Total investments and federal funds sold	(141)	(68)	(209)
Net loans (3)(4)	(174)	(162)	(336)
Total interest income	(315)	(230)	(545)
Interest expense:
Savings and transaction accounts	52	(168)	(116)
Time deposits	(179)	(165)	(344)
Other borrowings	(47)	10	(37)
Subordinated debt	-	8	8
Total interest expense	(174)	(315)	(489)
Net interest income	$(141)	$85	$(56)

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3)	Income includes loan fees of $205,541 in 2012 and $193,335 in 2011.
(4)	Does not include nonaccruning loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses
Noninterest income for the three months ended March 31, 2012 was approximately $906,000, compared to approximately $342,000 for the three months ended March 31, 2011, an increase of approximately $564,000. This  was primarily due to increases of approximately $193,000 and $124,000 in gains on sales of available for sale securities and gains on the sale of premises and equipment, respectively. The Company’s noninterest income also increased between the two periods due to the recognition of approximately $176,000 of other-than-temporary impairment on available for sale securities during the three months ended March 31, 2011, compared to no other-than-temporary impairment for the three months ended March 31, 2012.  Also contributing to the increase in noninterest income between the two periods was a $44,000 increase in service fees on deposit accounts, which totaled approximately $378,000 and $334,000 for the three months ended March 31, 2012 and 2011, respectively.   The increase in service fees was attributable to a $16.4 million increase in average savings and interest bearing transaction accounts between the two periods.  Growth in these types of core deposit accounts commonly generates additional deposit fee income.

Noninterest expenses for the three months ended March 31, 2012 were approximately $2,652,000, compared to approximately $3,428,000 for the three months ended March 31, 2011, a decrease of approximately $776,000.  This decrease was primarily due to an approximate $734,000 increase in gains on the sale of other real estate owned. These gains totaled approximately $736,000 and $2,000 for the three months ended March 31, 2012 and March 31, 2011, respectively.  Of the $736,000 of gains for the three months ended March 31, 2012, approximately $550,000 was related to the sale of one property.  The Company did not finance the purchase of this property for the buyer.

Income Taxes

For the period ended June 30, 2011, as referenced in Note 7, due to its recent loss history and the potential negative impact of the economy on its future earnings, the Company provided for a full valuation allowance of its deferred tax asset. The gross amount of the Company’s deferred tax asset totaled approximately $8.8 million at March 31, 2012.  During the three months ended March 31, 2012, the Company recorded expense of $88,000 related to state taxes for South Carolina.

Liquidity
Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area.  Core deposits (total deposits less certificates of deposit $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 75.7% of total deposits as of March 31, 2012.  Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans.  Available borrowings under this line totaled $38 million at March 31, 2012.  The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce,  and $5 million with Center State Bank.  These accommodations may be withdrawn at any time at the sole discretion of these institutions.  Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window.  The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line.  Total available borrowings under this line were $30.1 million at March 31, 2012.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans
Gross loans totaled approximately $323,376,000 and $319,740,000 at March 31, 2012 and December 31, 2011, respectively.  At March 31, 2012, the Company had $19.9 million of nonaccrual loans, and no loans 90 days delinquent and still accruing interest.  Of these, $19.1 million are secured by real estate.  The primary risk of loss on these loans is a potential deterioration of real estate collateral values.  At December 31, 2011, the Company had $21.3 million of nonaccrual loans and no loans 90 days past due and still accruing interest.  At March 31, 2011, the Company had $17.5 million of nonaccrual loans and no loans 90 days past due and still accruing interest.  The allowance for loan losses was 2.96 percent of loans as of March 31, 2012, compared to 3.34 percent as of December 31, 2011 and 2.66 percent as of March 31, 2011.

For the three months ended March 31, 2012 the Company recorded a loan loss provision of $100,000 compared to a loan loss provision of $1,150,000 during the first three months of 2011.  Net loan chargeoffs for the three months ended March 31, 2012 totaled approximately $1.2 million.  However, $942,000 of these chargeoffs were for two loans already specifically reserved for at December 31, 2011.  Therefore, no new provision was needed to replace these chargeoffs.  Additionally, due primarily to an approximate $3.8 million decline in past due loans, the Company’s total general reserves declined by $876,000.  The need for future loan loss provisions will be influenced by loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors.  In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions present in our loan portfolio, and collateral values of impaired loans deemed to be collateral dependent.  In 2011, management adjusted the length of the historical loss period used from four years to one year in order to better reflect recent loss trends.  After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of March 31, 2012.

For the three months ended March 31, 2012, net chargeoffs to average loans outstanding totaled 1.60% on an annualized basis while the allowance for loan losses to gross loans totaled 2.96% at March 31, 2012.

Management identifies and maintains a list of potential problem loans.  These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more.  A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms.  At March 31, 2012 potential problem loans totaled $37.1 million.  The Company’s potential problem loans are comprised of $3.1 million of construction and land development real estate loans, $16.7 million of nonfarm, nonresidential real estate loans, $10.7 million of 1-4 family mortgage loans, $1.2 million of multifamily real estate loans, and $5.4 million of various loan types not secured by real estate, primarily commercial and industrial loans.  As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned
Other real estate owned totaled approximately $7.1 million as of March 31, 2012, $9.3 million at December 31, 2011, and $9.5 million as of March 31, 2011, net of a valuation reserve. Sales of other real estate owned totaled approximately $3.4 million and $531,000 for the three months ended March 31, 2012, and 2011, respectively.  Impairment charges on other real estate owned totaled approximately $228,000 and $13,000 for the three months ended March 31, 2012, and 2011, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Deposits
Deposits increased $11.6 million during the first three months of 2012 to $327.8 million at March 31, 2012.  Included in this amount were increases of $6.4 million in noninterest bearing transaction accounts, and $8.8 million in time deposits, partially offset by a decrease of $1.9 million in interest bearing transaction accounts, and a decrease of $1.7 million in savings and money market accounts.  The increase in noninterest bearing transaction accounts during the first three months of 2012 was primarily attributable to the conversion of a high balance repurchase agreement to a noninterest bearing transaction account. The balance of the account was $5.2 million at March 31, 2012. Brokered and wholesale time deposits totaled $43.1 million and $42.9 million at March 31, 2012 and December 31, 2011, respectively.

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at March 31, 2012 are summarized as follows:

Maturity	Rate	Balance

February 2013	0.36%	$5,000,000
September 2013	4.75%	10,000,000
June 2014	3.92%	2,000,000
October 2016	4.25%	5,000,000
November 2016	4.08%	5,000,000
January 2017	4.35%	5,000,000
January 2017	4.40%	5,000,000
January 2017	4.46%	5,000,000
January 2017	4.60%	5,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000

Balance		$57,000,000

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"),  a non-consolidated subsidiary of the Company, issued and sold  a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities").  Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities.  The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets.  The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. The Company had the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010.  See Note 9 to the consolidated financial statements for the year ended December 31, 2011, and the information set forth in Exhibit 13 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures” filed with our Form 10-K for the year ended December 31, 2011, for more information about the terms of the junior subordinated debentures.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources
The Company’s total shareholders’ equity increased by approximately $995,000 during the first three months of 2012, primarily due to net income of $1.2 million, and  proceeds from stock issuances of approximately $15,000 pursuant to our Employee Stock Purchase Plan, offset by a decrease in other comprehensive income of approximately $263,000. The Company’s Tier 1 capital to average assets ratio was 10.15 percent as of  March 31, 2012 compared to 9.73 percent as of December 31, 2011.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations.  The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  These requirements are set by regulation and are shown in the table below which is applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings.  The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank.  As of March 31, 2012, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$44,153	13.59%	$32,497	10.00%	$25,998	8.00%
Tier 1 capital (to risk-weighted assets)	40,021	12.32%	19,498	6.00%	12,999	4.00%
Tier 1 capital (to average assets)	40,021	9.41%	21,265	5.00%	17,012	4.00%
The Company
Total capital (to risk-weighted assets)	47,588	14.54%	N/A	N/A	26,178	8.00%
Tier 1 capital (to risk-weighted assets)	43,430	13.27%	N/A	N/A	13,089	4.00%
Tier 1 capital (to average assets)	43,430	10.15%	N/A	N/A	17,111	4.00%

Off Balance Sheet Risk
The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party.  At March 31 , 2012, the Company had issued commitments to extend credit of approximately $19.3 million and standby letters of credit of approximately $333,000 through various types of commercial lending arrangements. Approximately $14 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2012.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk – (continued)

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$2,661	$1,135	$4,371	$8,167	$11,136	$19,303
Standby letters of credit	5	-	299	304	29	333
Totals	$2,666	$1,135	$4,670	$8,471	$11,165	$19,636

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on March 16, 2012.  There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Date: May 11, 2012	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: May 11, 2012	By:	/s/ William C. Heslop
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