Form 10-Q
period 2012-06-30
SOUTHCOAST FINANCIAL CORP
filed 2012-08-10
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

5,336,446 shares of common stock, no par value, as of July 31, 2012

SOUTHCOAST FINANCIAL CORPORATION

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – June 30, 2012 and December 31, 2011		2

Condensed Consolidated Statements of Operations – Six months ended June 30, 2012 and 2011		3

Condensed Consolidated Statements of Operations – Three months ended June 30, 2012 and 2011		4

Condensed Consolidated Statements of Comprehensive Income (Loss) – Six months ended June 30, 2012 and 2011		5

Condensed Consolidated Statements of Comprehensive Income (Loss) – Three months ended June 30, 2012 and 2011		5

Condensed Consolidated Statements of Changes in Shareholders' Equity – Six months ended June 30, 2012 and 2011		6

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2012 and 2011		7

Notes to Condensed Consolidated Financial Statements		8-33

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II - OTHER INFORMATION

Item 5.	Exhibits	46

Signatures		46

Exhibit Index		47

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)
	June 30, 2012	December 31, 2011
	(Unaudited)

Assets
Cash and cash equivalents:
Cash and due from banks	$18,537	$18,037
Federal funds sold	2,180	-
Total cash and cash equivalents	20,717	18,037
Investment securities
Available for sale	51,584	48,958
Federal Home Loan Bank Stock, at cost	3,118	3,487
Loans held for sale	378	995
Loans, net of allowance of $8,631 and $10,691	315,858	309,048
Premises and equipment, net	21,943	21,977
Other real estate owned, net	9,904	9,323
Company owned life insurance	12,120	11,922
Other assets	3,246	3,774
Total assets	$438,868	$427,521

Liabilities
Deposits
Noninterest-bearing	$46,503	$34,120
Interest-bearing	291,974	282,027
Total deposits	338,477	316,147
Federal funds purchased	-	3,588
Securities sold under agreements to repurchase	2,138	3,262
Federal Home Loan Bank Borrowings	52,000	60,000
Junior subordinated debentures	10,310	10,310
Other liabilities	3,443	3,402
Total liabilities	406,368	396,709
Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 5,326,577 shares issued and outstanding at June 30, 2012 and 5,306,488 at December 31, 2011)	54,413	54,382
Accumulated deficit	(20,774)	(22,520)
Accumulated other comprehensive loss	(1,139)	(1,050)
Total shareholders’ equity	32,500	30,812
Total liabilities and shareholders’ equity	$438,868	$427,521

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	June 30,
	2012	2011
Interest income
Loans, including fees	$8,377	$8,965
Taxable securities	529	852
Tax exempt securities	122	246
Cash and federal funds sold	16	17
Total interest income	9,044	10,080
Interest expense
Deposits and borrowings	2,563	3,512
Net interest income	6,481	6,568
Provision for loan losses	430	3,643
Net interest income after provision for loan losses	6,051	2,925
Noninterest income
Service fees on deposit accounts	779	683
Gain on sales of available for sale securities	215	675
Gain on sales of premises and equipment	124	-
Company owned life insurance earnings	197	202
Other-than-temporary impairment on available for sale securities	-	(176)
Other	216	271
Total noninterest income	1,531	1,655
Noninterest expenses
Salaries and employment benefits	3,231	3,379
Occupancy	727	604
Furniture and equipment	749	794
Software	130	177
Insurance	398	457
Professional fees	458	475
Telephone, postage, and supplies	163	175
Gain on sale of other real estate owned	(964)	(399)
Other real estate owned rental income, impairment provision, and other expenses	370	2,251
Other operating expenses	535	562
Total noninterest expenses	5,797	8,475
Income (loss) before income taxes	1,785	(3,895)

Income tax expense	39	4,812

Net income (loss)	$1,746	$(8,707)

Basic net income (loss) per common share	$0.33	$(1.65)
Diluted net income (loss) per common share	$0.33	$(1.65)
Weighted average shares outstanding
Basic	5,321,578	5,275,558
Diluted	5,321,578	5,275,558

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	June 30,
	2012	2011
Interest income
Loans, including fees	$4,222	$4,474
Taxable securities	292	462
Tax exempt securities	55	123
Cash and federal funds sold	10	11
Total interest income	4,579	5,070
Interest expense
Deposits and borrowings	1,275	1,735
Net interest income	3,304	3,335
Provision for loan losses	330	2,493
Net interest income after provision for loan losses	2,974	842
Noninterest income
Service fees on deposit accounts	401	349
Gain on sales of available for sale securities	- -	797
Company owned life insurance earnings	98	104
Other	126	63
Total noninterest income	625	1,313
Noninterest expenses
Salaries and employment benefits	1,635	1,679
Occupancy	370	313
Furniture and equipment	371	429
Software	66	90
Insurance	196	187
Professional fees	227	218
Telephone, postage, and supplies	81	88
Gain on sale of other real estate owned	(228)	(397)
Other real estate owned rental income, impairment provision, and other expenses	145	2,131
Other operating expenses	282	309
Total noninterest expenses	3,145	5,047
Income (loss) before income taxes	454	(2,892)
Income tax expense (benefit)	(49)	5,236
Net income (loss)	$503	$(8,128)
Basic net income (loss) per common share	$0.09	$(1.54)
Diluted net income (loss) per common share	$0.09	$(1.54)
Weighted average shares outstanding
Basic	5,326,577	5,280,925
Diluted	5,326,577	5,280,925

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)
	For the Six Months Ended June 30,
	2012	2011
Net income (loss)	$1,746	$(8,707)

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gains arising during the period	76	2,334
Reclassification adjustment for gains included in net income	(215)	(819)
Tax effect	50	(545)

Total other comprehensive income (loss)	(89)	970

Comprehensive income (loss)	$1,657	$(7,737)

	For the Three Months Ended June 30,
	2012	2011
Net income (loss)	$503	$(8,128)

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gains arising during the period	272	1,128
Reclassification adjustment for gains included in net income	-	(797)
Tax effect	(98)	(112)

Total other comprehensive income	174	219

Comprehensive income (loss)	$677	$(7,909)

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2012 and 2011
(Unaudited)
(Dollars in thousands)
	Common Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit	Loss	Total

Balance, January 1, 2011	4,780,822	$54,258	$(6,040)	$(2,440)	$45,778

Net loss for the period			(8,707)		(8,707)

Other comprehensive income
Unrealized holding gains on securities available for sale net of taxes of $840				1,494	1,494

Less reclassification adjustment for gains included in net income, net of taxes of $295				(524)	(524)

Comprehensive loss					(7,737)
Stock dividend (10%)	480,156		-		-

Employee stock purchase plan	19,947	65	. -	-	65

Balance, June 30, 2011	5,280,925	$54,323	$(14,747)	$(1,470)	$38,106

Balance, January 1, 2012	5,306,488	$54,382	$(22,520)	$(1,050)	$30,812

Net income for the period			1,746		1,746

Other comprehensive loss

Unrealized holding gains on securities available for sale net of taxes of $27				49	49

Less reclassification adjustment for gains and losses included in net income, net of taxes of $77				(138)	(138)

Comprehensive income					1,657

Employee stock purchase plan	20,089	31	. -	-	31

Balance, June 30, 2012	5,326,577	$54,413	$(20,774)	$(1,139)	$32,500

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)
	For the Six Months Ended June 30,
	2012	2011
Operating activities
Net income (loss)	$1,746		$(8,707)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Decrease in deferred income taxes	-		4,806
Provision for loan losses	430		3,643
Depreciation and amortization	449		507
Discount accretion and premium amortization	199		164
Gain on sale of securities	(215)		(819)
Gain on sale of premises and equipment	(124)		-
Other-than-temporary impairment on available for sale securities	-		176
Gain on sale of other real estate owned	(964)		(399)
Deferred gain on sale of other real estate owned	-		(93)
Impairment charges on other real estate owned	303		1,997
Originations of loans held for sale	(6,121)		(1,947)
Proceeds from sales of loans held for sale	6,738		2,259
Increase in value of Company owned life insurance	(197)		(203)
Decrease in other assets	577		2,048
(Decrease) increase in other liabilities	41		(1,329)
Net cash provided by operating activities	2,862		2,103

Investing activities
Sales of Federal Home Loan Bank stock	369		261
Purchases of investment securities available-for-sale	(18,675)		(25,895)
Sales of investment securities available-for-sale	10,226		32,232
Calls, maturities, and paydowns of investment securities available-for-sale	5,701		4,222
Proceeds from sales of premises and equipment	1,159		-
Purchases of premises and equipment	(1,451)		(62)
Proceeds from sales of other real estate owned	5,283		843
Capital expenditures related to other real estate owned	(18)		(257)
Net (increase) decrease in loans	(12,426)		826
Net cash provided by (used for) investing activities	(9,832)		12,170

Financing activities
Decrease in borrowings	(12,712)		(4,740)
Net proceeds from issuances of stock	31		65
Net increase (decrease) in deposits	22,331		(2,544)
Net cash provided by (used for) financing activities	9,650		(7,219)

Increase in cash and cash equivalents	2,680		7,054
Cash and cash equivalents, beginning of period	18,037		20,062
Cash and cash equivalents, end of period	$20,717		$27,116

Cash paid for:
Income taxes	$46		$-
Interest	$2,252		$3,276
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$6,294		$3,504
Change in unrealized (gains) losses on available-for-sale securities	$139	$	(1,515)
Loans to finance sales of other real estate owned	$1,109		$1,478

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

They also specify the computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures.  Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding.  The computation for diluted EPS is similar to the computation for basic EPS except that when the Company reports earnings the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options outstanding is reflected in diluted EPS by application of the treasury stock method.  The Company had no dilutive or antidilutive instruments outstanding during the periods ended June 30, 2012 or 2011.

Note 4 – Recently Issued Accounting Standards

During the second quarter of 2012 there were no new recently issued authoritative pronouncements that would affect the accounting, reporting, and disclosure of financial information by the Company.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)
	June 30, 2012
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage backed
Government sponsored enterprises	$42,183	$776	$-	$42,959
Other	1,402	-	22	1,380
Municipal securities	5,593	319	-	5,912
Other	4,186	-	2,853	1,333
Total	$53,364	$1,095	$2,875	$51,584

	December 31, 2011
	Amortized	Gross Unrealized		Estimated Fair
	Cost	Gains	Losses	Value
Available for sale
Mortgage backed
Government sponsored enterprises	$37,688	$544	$-	$38,232
Other	1,539	6	-	1,545
Municipal securities	7,190	415	-	7,605
Other	4,182	-	2,606	1,576
Total	$50,599	$965	$2,606	$48,958

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

Available for Sale
(Amounts in thousands)
	June 30, 2012
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed
Other	$1,380	$22	$-	$-	$1,380	$22
Other	-	-	1,333	2,853	1,333	2,853

Total	$1,380	$22	$1,333	$2,853	$2,713	$2,875

	December 31, 2011
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Other	$86	$64	990	2,542	1,076	2,606

Total	$86	$64	$990	$2,542	$1,076	$2,606

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,853,000, or  99% of unrealized losses, and $2,542,000, or 98% of unrealized losses, at June 30, 2012 and December 31, 2011, respectively.  These unrealized losses for both periods were comprised of two securities.  The Company does not intend to sell either of these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The unrealized losses attributable to “Other” securities for both periods relate to valuations on two individual pooled trust preferred securities.  The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities.  These securities are considered Level 3 securities in the fair value hierarchy as they both trade in less than liquid markets.

One of the Company’s pooled trust preferred securities with an amortized cost of approximately $1.8 million and fair value of approximately $727,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1.7 million and fair value of approximately $19,000 is receiving payment-in-kind interest in lieu of cash interest payments.  Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security.  Payment-in-kind interest consists of capitalization of interest amounts due on a security.  In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security.  Future interest payments are accrued on these larger principal balances.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers.  Individual issuers are allowed to defer their interest payments for a period of up to five years.  The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior.  The Company owns notes in the C tranche of the security.  Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments.  The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche.  The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure.  These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest.  At June 30, 2012, there was $234,400,000 of performing collateral in the pool.  The table below summarizes balance and overcollateralization data for the individual tranches at June 30, 2012.

(Amounts in thousands)
Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$200,620	128.00%	117.30%
B	41,135	115.00%	97.34%
C	46,045	106.20%	81.77%
D	26,676	100.25%	74.83%
Income Notes	18,000	N/A	N/A

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

As shown above, all tranches currently fail their overcollateralization test.  According to the structured payment terms as described in the offering circular for this security, interest payments are currently being diverted from subordinate tranches to pay down total principal balances in the A tranche.  If and when these payments reduce the principal balance in the A tranche by enough to pass its overcollateralization requirement, the B tranche securities will begin to receive contractual interest payments, and additional payments will be diverted from subordinate tranches in order to meet its overcollateralization requirement.  This payment structure, known as a waterfall, is designed to continue until all tranches meet their overcollateralization requirement.  However, this outcome is dependent on the level of future interest deferrals and defaults by individual issuers.  Any shortfalls to contractual principal and interest payments due will be borne in reverse order of payment priority, with the most subordinate tranche having the largest loss and the senior most tranche having the smallest loss.  As a note holder in the C tranche of this structure, the Company’s principal and interest claims are subordinate to the principal and interest claims of note holders in the A and B tranches.  More specifically, the Company and other C note holders would stand to lose 100% of their principal and interest before note holders in the B tranche lost their first dollar, and B note holders would lose 100% of their investment before A note holders experienced any loss.  The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”).  This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches.  The OTTI evaluation prepared as of June 30, 2012 predicts the Company will resume receipt of its contractual principal and interest payments during the year 2017, which is when the B tranche is projected to pass its overcollateralization test.  These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  The OTTI evaluation model assumes no recoveries on defaults.  The result of the firm’s analysis indicated approximately $176,000 of credit loss as of  March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income.  No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Total unrealized loss net of tax in accumulated other comprehensive income was $1,096,000 for Security B at June 30, 2012.

The following table provides certain relevant details on each of our pooled trust preferred securities as of June 30, 2012, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of its underlying issuers.  “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure.  It is expressed in the tables below as a percentage of performing collateral,  and represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

June 30, 2012
(Amounts in thousands)
	Security A	Security B

Book Value	$1,804	$1,732
Fair Value	$727	$19
Unrealized Loss	$1,077	$1,713
Number of underlying financial institution issuers	48	42
Number of deferrals and defaults	13	16
Additional expected deferrals/ defaults*	N/A	0/2
Excess Subordination as a percentage of performing collateral^	16.24%	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The amortized costs and fair values of investment securities available for sale at June 30, 2012 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)
	June 30, 2012
	Amortized Cost	Fair Value
Due after five but within ten years	$1,651	$1,729
Due after ten years	7,978	5,430
Mortgage backed	43,585	44,339
Equity securities with no maturity	150	86
Total investment securities available-for-sale	$53,364	$51,584

The proceeds from sales of securities and the associated gains are listed below:

(Amounts in thousands)
	Period Ending June 30,
	2012	2011

Proceeds	$10,226	$32,232
Gross Gains	215	715
Gross Losses	-	40

The tax provision related to the net realized gains and losses was $77,000 and $243,000 for the periods ended June 30, 2012 and 2011.

Investment securities with an aggregate amortized cost of $17,921,000 and estimated fair value of $18,387,000 at June 30, 2012, were pledged to secure public deposits and for other purposes, as required or permitted by law.  Investment securities with an aggregate amortized cost of $3,478,000 and estimated fair value of $3,553,000 at June 30, 2012, were pledged to secure securities sold under agreements to repurchase.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Real estate secured loans:
Residential 1-4 Family	$176,738	$166,414
Multifamily	5,599	5,144
Commercial	78,290	81,253
Construction and land development	36,075	39,241
Total real estate secured loans	296,702	292,052
Commercial and industrial	25,230	25,135
Consumer	2,054	2,037
Other	503	515
Total gross loans	324,489	319,739
Allowance for loan losses	(8,631)	(10,691)
	$315,858	$309,048

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of June 30, 2012 and December 31, 2011 (including nonaccrual loans).

(Dollars in thousands)
Credit Risk Profile by Creditworthiness Category
As of June 30, 2012 and December 31, 2011

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2012	2011	2012	2011	2012	2011	2012	2011
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	52,455	44,087	620	-	8,319	8,469	6,212	7,851
4	57,096	61,509	700	715	25,493	27,461	9,742	9,020
5	47,516	45,213	2,218	1,921	26,083	26,026	16,021	14,575
6	3,737	2,707	-	-	12,122	9,714	322	277
7	12,881	11,957	2,061	2,508	5,753	8,781	3,778	4,306
8	3,053	941		-	520	802		3,212
9	-	-	-	-	-	-	-	-

Total	$176,738	$166,414	$5,599	$5,144	$78,290	$81,253	$36,075	$39,241

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Grade
1	$2,344	$2,095	$158	$49	$-	$-	$2,502	$2,144
2	-	-	-	-	-	-	-	-
3	2,787	2,413	279	225	195	258	70,867	63,303
4	5,437	5,408	227	237	243	257	98,938	104,607
5	7,862	9,034	1,193	1,337	65	-	100,958	98,106
6	3,866	3,992	-	-	-	-	20,047	16,690
7	2,934	2,193	197	189	-	-	27,604	29,934
8	-	-	-	-	-	-	3,573	4,955
9	-	-	-	-	-	-	-	-

Total	$25,230	$25,135	$2,054	$2,037	$503	$515	$324,489	$319,739

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)
Past Due Loans
For the Periods Ended June 30, 2012 and December 31, 2011
June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$3,671	$1,092	$4,712	$9,475	$167,263	$176,738	$-
Multifamily Residential	384	-	-	384	5,215	5,599	-
Commercial Real Estate	552	410	804	1,766	76,524	78,290	-
Construction and Land Development	472	275	453	1,200	34,875	36,075	-
Non Real Estate Secured							-
Commercial and Industrial	101	144	415	660	24,570	25,230	-
Consumer and Other	54	2	63	119	2,438	2,557	-

Total	$5,234	$1,923	$6,447	$13,604	$310,885	$324,489	$-

December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$4,897	$957	$4,981	$10,835	$155,579	$166,414	$-
Multifamily Residential	391	-	1,318	1,709	3,435	5,144	-
Commercial Real Estate	387	3,503	962	4,852	76,401	81,253	-
Construction and Land Development	933	115	3,781	4,829	34,412	39,241	-
Non Real Estate Secured							-
Commercial and Industrial	1,055	405	260	1,720	23,415	25,135	-
Consumer and Other	54	72	-	126	2,426	2,552	-

Total	$7,717	$5,052	$11,302	$24,071	$295,668	$319,739	$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of June 30, 2012 and December 31, 2011.

(Dollars in thousands)
	June 30, 2012	December 31, 2011

1-4 Family Residential	$7,747	$9,004
Multifamily Residential	996	1,318
Commercial Real Estate	2,079	5,749
Construction and Land Development	1,693	4,483
Commercial and Industrial	779	714
Consumer and Other	65	-

Total	$13,359	$21,268

At June 30, 2012 and December 31, 2011, nonaccrual loans totaled $13.4 million and $21.3 million, respectively.  The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $1,132,000 and $1,386,000 at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, impaired loans (which include nonaccrual loans and troubled debt restructurings(TDRs)) totaled $17 million and $22.3 million, respectively.  Impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $13.8 million and $19.6 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012 and December 31, 2011, there were no loans over ninety days past due and still accruing interest.

At June 30, 2012 and December 31, 2011, all TDRs, including those on nonaccrual status, totaled $6.9 million and $4.2 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms during the first and second quarters of  2012 totaled approximately $83,000; actual interest income recognized on these loans according to the restructured terms totaled $68,000.  The gross interest income that would have been recognized on TDRs according to the original loan terms during 2011 totaled approximately $73,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $72,000.  During the quarter ended June 30, 2012 there was one loan totaling $1.4 million that had its original loan terms restructured, and there were no loans that previously had their original terms restructured that went into nonaccrual.  During the same period, there were no amounts related to TDRs that were charged off.  TDRs did not have a material effect on the allowance for loan losses as of June 30, 2012.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)
	June 30, 2012	June 30, 2011

Beginning balance	$10,691	$9,513
Provision for loan losses	430	3,643
Net charge offs	(2,490)	(3,050)
Ending balance	$8,631	$10,106

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

	For the Six Months Ended June 30, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
(Dollars in thousands)
Real Estate Secured
1-4 Family Residential	$2,861	$(1,066)	$13	$624	$1,874	$558	$2,432
Multifamily Residential	297	-	18	(216)	99		99
Commercial Real Estate	2,409	(821)	1	(95)	1,415	79	1,494
Construction and Land Development	633	(617)	64	555	550	85	635
Non Real Estate Secured
Commercial and Industrial	1,898	(64)	7	(393)	1,448		1,448
Consumer and Other	41	(25)		26	42		42
Other
Other General Reserves	1,515			58	1,573		1,573
Unallocated	1,037			(129)	908		908
Total	$10,691	$(2,593)	$103	$430	$7,909	$722	$8,631

	For the Six Months Ended June 30, 2011
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,532	$(576)	$94	$570	$2,273	$347	$2,620
Multifamily Residential	358	(402)	-	80	36	-	36
Commercial Real Estate	1,263	(741)	6	1,571	1,218	881	2,099
Construction and Land Development	2,972	(593)	96	(677)	696	1,102	1,798
Non Real Estate Secured
Commercial and Industrial	619	(951)	34	2,087	1,789	-	1,789
Consumer and Other	124	(18)	1	(62)	45	-	45
Other
Other General Reserves	1,345	( -)	-	35	1,380	-	1,380
Unallocated	300	( -)	-	39	339	-	339
Total	$9,513	$(3,281)	$231	$3,643	$7,776	$2,330	$10,106

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended June 30, 2012
	Beginning Balance	Charge Offs	Recoveries		Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)						General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,234	$(479)	$		$677	$1,874	$558	$2,432
Multifamily Residential	277			18	(196)	99		99
Commercial Real Estate	1,868	(289)		1	(86)	1,415	79	1,494
Construction and Land Development	1,311	(480)		11	(207)	550	85	635
Non Real Estate Secured
Commercial and Industrial	1,340	(64)		4	168	1,448		1,448
Consumer and Other	47				(5)	42		42
Other
Other General Reserves	1,529				44	1,573		1,573
Unallocated	973				(65)	908		908
Total	$9,579	$(1,312)		$34	$330	$7,909	$722	$8,631

	For the Three Months Ended June 30, 2011
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,670	$(261)	$53	$158	$2,273	$347	$2,620
Multifamily Residential	141	( -)	-	(105)	36	-	36
Commercial Real Estate	1,345	(510)	6	1,258	1,218	881	2,099
Construction and Land Development	2,035	(488)	88	163	696	1,102	1,798
Non Real Estate Secured
Commercial and Industrial	845	(114)	34	1,024	1,789	-	1,789
Consumer and Other	152	(9)	-	(98)	45	-	45
Other
Other General Reserves	1,329	( -)	-	51	1,380	-	1,380
Unallocated	297	( -)	-	42	339	-	339
Total	$8,814	$(1,382)	$181	$2,493	$7,776	$2,330	$10,106

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

Total past due loans decreased from approximately $24.1 million at December 31, 2011 to $13.6 million at June 30, 2012.  This decrease was a significant contributing factor to the $800,000 decline in total general reserves between the two periods.  Unallocated reserves may be used when additional reserves or writedowns become necessary on existing loans with specific reserves based on new appraisals or valuations that are obtained.

The Company made loan loss provisions totaling $430,000 and $3,643,000 for the six months ended June 30, 2012 and June 30, 2011, respectively.  Net chargeoffs totaled $2,491,000 and $3,050,000 respectively.

Impaired loans with a balance of $250,000 or more are evaluated and measured individually for impairment.  All other loans are evaluated and collectively measured for impairment.  The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of June 30, 2012 and December 31, 2011.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)
	As of June 30, 2012
Loans Receivable:	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Real Estate Secured
1-4 Family Residential	$9,026	$167,712	$176,738
Multifamily Residential	1,676	3,923	5,599
Commercial Real Estate	1,902	76,388	78,290
Construction and Land Development	1,233	34,842	36,075
Non Real Estate Secured
Commercial and Industrial	-	25,230	25,230
Consumer and Other	-	2,557	2,557
Total:	$13,837	$310,652	$324,489

(Dollars in thousands)
	As of December 31, 2011
Loans Receivable:	Individually evaluated for impairment	Collectively evaluated for impairment	Total

Real Estate Secured
1-4 Family Residential	$7,668	$158,746	$166,414
Multifamily Residential	2,117	3,027	5,144
Commercial Real Estate	5,568	75,685	81,253
Construction and Land Development	4,216	35,025	39,241
Non Real Estate Secured
Commercial and Industrial	-	25,135	25,135
Consumer and Other	-	2,552	2,552
Total:	$19,569	$300,170	$319,739

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)
Impaired Loans
For the Six Months ended June 30, 2012

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$7,514	$6,914	$-	$600	$6,993	$27
Multifamily Residential	1,676	1,676	-	-	1,731	27
Commercial Real Estate	2,191	1,474	-	717	1,628	-
Construction and Land Development	766	766	-	-	784	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$2,112	$2,112	$558	$-	$2,138	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	428	428	79	-	433	-
Construction and Land Development	467	467	85	-	479	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$9,626	$9,026	$558	$600	$9,131	$27
Multifamily Residential	1,676	1,676	-	-	1,731	27
Commercial Real Estate	2,619	1,902	79	717	2,061	-
Construction and Land Development	1,233	1,233	85	-	1,263	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$15,154	$13,837	$722	$1,317	$14,186	$54

(1)   Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Impaired Loans
For the Six Months Ended June 30, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$1,575	$1,426	$-	$149	$1,373	$8
Multifamily Residential	810	810	-	-	718	28
Commercial Real Estate	4,099	3,380	-	719	3,503	-
Construction and Land Development	1,151	665	-	486	782	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$1,646	$1,560	$347	$86	$1,149	$10
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	5,080	5,080	881	-	4,483	-
Construction and Land Development	7,490	7,333	1,102	157	6,605	97
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$3,221	$2,986	$347	$235	$2,522	$18
Multifamily Residential	810	810	-	-	718	28
Commercial Real Estate	9,179	8,460	881	719	7,986	-
Construction and Land Development	8,641	7,998	1,102	643	7,387	97
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$21,851	$20,254	$2,330	$1,597	$18,613	$143

(1)  Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)
Impaired Loans
For the Three Months ended June 30, 2012
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$7,514	$6,914	$-	$600	$7,137	$12
Multifamily Residential	1,676	1,676	-	-	1,729	13
Commercial Real Estate	2,191	1,474	-	717	1,619	-
Construction and Land Development	766	766	-	-	776	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$2,112	$2,112	$558	$-	$2,131	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	428	428	79	-	430	-
Construction and Land Development	467	467	85	-	474	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$9,626	$9,026	$558	$600	$9,268	$12
Multifamily Residential	1,676	1,676	-	-	1,729	13
Commercial Real Estate	2,619	1,902	79	717	2,049	-
Construction and Land Development	1,233	1,233	85	-	1,250	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$15,154	$13,837	$722	$1,317	$14,296	$25

(1)  Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)
Impaired Loans
For the Three Months Ended June 30, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$1,575	$1,426	$-	$149	$1,374	$4
Multifamily Residential	810	810	-	-	769	14
Commercial Real Estate	4,099	3,380	-	719	3,444	-
Construction and Land Development	1,151	665	-	486	771	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$1,646	$1,560	$347	$86	$1,165	$4
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	5,080	5,080	881	-	4,662	-
Construction and Land Development	7,490	7,333	1,102	157	6,507	6
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$3,221	$2,986	$347	$237	$2,539	$8
Multifamily Residential	810	810	-	-	769	14
Commercial Real Estate	9,179	8,460	881	719	8,106	-
Construction and Land Development	8,641	7,998	1,102	643	7,278	6
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$21,851	$20,254	$2,330	$1,597	$18,692	$28

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 7 – Deferred Taxes
At June 30, 2011, the Company recorded a full valuation allowance against its deferred tax assets totaling approximately $6.4 million.  In arriving at its decision to do so, management evaluated the Company’s three year pretax historical losses totaling approximately $19.4 million and the economy of the last several years which contributed to these losses.  Based on earnings projections for the next three years, management does not consider it more likely than not that the Company will generate sufficient tax liabilities through earnings during this period to offset its current level of deferred tax assets.  Prior to the year ending December 31, 2008, the Company had a consistent history of generating significant pretax income.  The tax losses generated during the years ended December 31, 2010 and 2009 were completely absorbed through the use of net operating loss carrybacks.  These factors, coupled with the Company’s income projections over the next several years, led to the Company’s decision to not provide for a valuation allowance prior to June 30, 2011.  However, management’s assessment of the near term realizability of the deferred tax asset changed as a result of the required provisions for loan losses and other real estate owned for the three months ended June 30, 2011.  These provisions and the current economic conditions that fueled them led to uncertainty about the required level of future provisions and, therefore, led management to the conclusion that a full valuation allowance on the Company’s deferred tax asset was needed.  At June 30, 2012, the size of the Company’s deferred tax asset, prior to the valuation allowance, totaled approximately $8.6 million, which was primarily related to its allowance for loan losses and income tax net operating loss carryforwards.

Note 8 – Fair Value Measurements
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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2.  There were no fair value adjustments to mortgage loans held for sale as of June 30, 2012 and December 31, 2011.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value.  The Company considers problem loans with principal balances of $250,000 or greater individually for impairment.  The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less costs to sell.  At June 30, 2012, substantially all impaired loans were evaluated based on the fair value of the collateral less costs to sell.  Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments.  Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  If  the fair value of an impaired loan is based on an observable market price of the loan, the Company records the impaired loan as nonrecurring Level 2.  When the fair value of an impaired loan is based on the fair value of the underlying collateral less costs to sell, the Company records the impaired loan as nonrecurring Level 3.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of  June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$42,959	$-	$42,959
Other	-	1,380	-	1,380
Municipals	-	5,912	-	5,912
Other	-	86	1,247	1,333

Total assets at fair value	$-	$50,337	$1,247	$51,584

	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$38,232	$-	$38,232
Other	-	1,545	-	1,545
Municipals	-	7,605	-	7,605
Other	-	86	1,490	1,576

Total assets at fair value	$-	$47,468	$1,490	$48,958

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

The following table reconciles the changes in recurring Level 3 financial instruments for the six months ended June 30, 2012 and 2011 (amounts in thousands):

	June 30, 2012	June 30, 2011

Beginning of Year Balance	$1,490	$1,195
Discount Accretion	4	4
Other-than-temporary impairment on available for sale securities	-	(176)
Unrealized Gain (Loss)	(247)	558
Ending Balance	$1,247	$1,581

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements at June 30, 2012 (amounts in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates

Trust Preferred Securities	$1,247	Discounted cash flows	Discount Rate (Approximately)		17%
			Weighted Default Probability for deferring issuers (Approximately)		54%
			Recovery Rate on deferring issuers	10%	-	15%
			Default Probability for current issuers	0.33%	-	7.50%

The table below summarizes changes in unrealized gains and losses recorded in earnings for the six months ended June 30, 2012 and 2011 for Level 3 assets that are still held at June 30, 2012 (amounts in thousands):

	June 30, 2012	June 30, 2011
Interest income on securities	$-	$-
Other than temporary impairment recorded in earnings	-	(176)
Total	$-	$(176)

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$4,607	$4,607
Commercial Real Estate	-	-	869	869
Construction and Land Development	-	-	382	382
Other Real Estate Owned
1 – 4 Family Residential			1,417	1,417
Commercial Real Estate	-	-	3,721	3,721
Construction and Land Development	-	-	4,766	4,766

Total assets at fair value	$-	$-	$15,762	$15,762

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$5,677	$5,677
Multifamily Residential	-	-	864	864
Commercial Real Estate	-	-	3,477	3,477
Construction and Land Development	-	-	3,204	3,204
Other Real Estate Owned
1 – 4 Family Residential	-	-	743	743
Multifamily Residential	-	-	-	-
Commercial Real Estate	-	-	4,941	4,941
Construction and Land Development	-	-	3,639	3,639

Total assets at fair value	$-	$-	$22,545	$22,545

Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $6.6 million with a valuation allowance of $722,000 at June 30, 2012, resulting in an additional provision for loan losses of $270,000 for the six months and three months ended June 30, 2012.  At December 31, 2011, impaired loans had a recorded investment of $15.2 million, with a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $1.0 million for the year ended December 31, 2011.  The Company made additional provisions for loan losses related to June 30, 2011 impaired loans totaling $1,931,000 and $1,825,000, respectively, for the six months and three months ended June 30, 2011.

Other real estate owned measured at fair value less costs to sell had a carrying amount of $9.9 million, which is made up of the outstanding balance of $11.8 million, net of a valuation allowance of $1.9 million at June 30, 2012, resulting in impairment charges of $303,000 and $75,000, respectively, for the six months and three months ended June 30, 2012.  At December 31, 2011, other real estate owned had a net carrying amount of $9.3 million, made up of the outstanding balance of $12.5 million, net of a valuation allowance of approximately $3.2 million, resulting in a writedown of $3.2 million for the year ended December 31, 2011.  Impairment charges for other real estate owned totaled $1,997,000 and $1,984,000, respectively, for the six months and three months ended June 30, 2011.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012 (amounts in thousands):

	Valuation Techniques	Unobservable Inputs	Range
Impaired Loans
1 - 4 Family Residential	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment	10%-20% 0% - < 1 year 20% - 1-2 years 25% - 2-3 years 30% - > 3 years
Multifamily Residential	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment	10%-20% 0% - < 1 year 20% - 1-2 years 25% - 2-3 years 30% - > 3 years
Commercial Real Estate	Sales comparison approach Income approach	Bank Owned Discount Appraisal Time Adjustment Capitalization Rate	10%-20% 0% - < 1 year 20% - 1-2 years 25% - 2-3 years 30% - > 3 years 8% - 12%
Construction and Land Development	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment	10%-20% 0% - < 1 year 20% - 1-2 years 25% - 2-3 years 30% - > 3 years
Other Real Estate Owned
Commercial Office Properties	Sales comparison approach Income approach	Bank Owned Discount Appraisal Time Adjustment Capitalization Rate	10%-20% 0% - < 1 year 20% - 1-2 years 25% - 2-3 years 30% - > 3 years 8% - 12%
Commercial Lots	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment	10%-20% 0% - < 1 year 20% - 1-2 years 25% - 2-3 years 30% - > 3 years
Residential 1 – 4 Family Lots and Homes Under Construction	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment	10%-20% 0% - < 1 year 20% - 1-2 years 25% - 2-3 years 30% - > 3 years
Residential 1 – 4 Family Homes	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment	10%-20% 0% - < 1 year 20% - 1-2 years 25% - 2-3 years 30% - > 3 years
Multifamily Properties	Sales comparison approach	Bank Owned Discount Appraisal Time Adjustment	10%-20% 0% - < 1 year 20% - 1-2 years 25% - 2-3 years 30% - > 3 years

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	Fair Value Measurements at June 30, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$20,717	$20,717	$-	$-	$20,717
Available for sale investment securities	51,584	-	50,337	1,247	51,584
Federal Home Loan Bank Stock	3,118	-	N/A	N/A	N/A
Loans held for sale	378	-	378	-	378
Loans, net	315,858	-	-	314,957	314,957
Accrued interest receivable	1,269	-	181	1,088	1,269

Financial liabilities:
Deposits	338,477	156,473	179,240	-	335,713
Short term borrowings	2,138	-	2,138	-	2,138
Advances from Federal Home Loan Bank	52,000	-	58,161	-	58,161
Junior subordinated debentures	10,310	-	-	4,581	4,581
Accrued interest payable	1,011	27	828	156	1,011

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,037	$18,037
Available for sale investment securities	48,958	48,958
Federal Home Loan Bank Stock	3,487	N/A
Loans held for sale	995	995
Loans, net	309,048	308,507
Accrued interest receivable	1,329	1,329

Financial liabilities:
Deposits	316,147	313,613
Short term borrowings	6,850	6,850
Advances from Federal Home Loan Bank	60,000	66,309
Junior subordinated debentures	10,310	4,502
Accrued interest payable	700	700

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

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Loans

Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair values of loans do not necessarily represent an exit price.

The fair values of loans held for sale are estimated based upon binding contracts and quotes from third party investors, resulting in a Level 2 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date, resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values, resulting in a Level 2 classification.

Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 3 classification.

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest are assigned Levels 1, 2, or 3 classifications commensurate with the assets or liabilities to which they are associated.

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Results of operations for the period ending June 30, 2012 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements include statements with respect to management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," “projection,” "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

o	future economic and business conditions;
o	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limited to, continued falling real estate values and increasing levels of unemployment;
o	government monetary and fiscal policies;
o	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
o	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
o	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
o	credit risks;
o	higher than anticipated levels of defaults on loans;
o	perceptions by depositors about the safety of their deposits;
o	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
o	changes in assumptions underlying allowances on deferred tax assets;
o	changes in assumptions underlying, or accuracy of, analysis relating to other-than-temporary impairment of assets;
o	accuracy of fair value measurements and the methods and assumptions used to estimate fair value;
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

Results of Operations

The Company’s net income for the six months ended June 30, 2012 was $1.7 million or $0.33 per basic share, compared to a net loss of $8.7 million, or $1.65 per basic share, for the six months ended June 30, 2011.  The average number of basic shares outstanding for the six months ended June 30, 2012 was 5,321,578 compared to 5,275,558 for the six months ended June 30, 2011.

The Company’s net income for the three months ended June 30, 2012 was $503,000, or $0.09 per basic share, compared to net loss of $8.1 million, or $1.54 per basic share, for the three months ended June 30, 2011. The average number of basic shares outstanding for the three months ended June 30, 2012 was 5,326,577 compared to 5,280,925 for the three months ended June 30, 2011.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings.  Net interest income was $6.5 million for the six months ended June 30, 2012, compared to $6.6 million for the six months ended June 30, 2011. Net interest income was $3.3 million for the three months ended June 30, 2012, compared to $3.3 million for the three months ended June 30, 2011.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.  The Company’s net interest income for the six months and three months ended June 30, 2012 and 2011 was approximately the same due to nearly equal declines in total interest income and total interest expense.  The decreases in interest income and interest expense were both driven by declines in volume and rates, though volume declines played a larger role in the decrease in interest income while rates played a larger role in the decrease in interest expense.

Average earning assets for the six months ended June 30, 2012 decreased 7.58 percent to $373.1 million from the $403.6 million reported for the six months ended June 30, 2011.  The decrease was attributable to decreases of $8.5 million in average loans and $22.1 million in average total investments, cash, and federal funds sold.  The decrease in average loans between the two periods was primarily due to loan chargeoffs and foreclosures during 2011, which totaled $9.3 million and $9.4 million, respectively.

Average interest bearing liabilities for the six months ended June 30, 2012 decreased 8.9 percent to $357.0 million from the $392.0 million reported for the six months ended June 30, 2011.  The decrease was attributable to decreases of $42.4 million and $5.7 million in average time deposits and average other borrowings, respectively.  These decreases were partially offset by an increase of $13.1 million in average savings and transaction accounts.  The decrease in average time deposits was attributable to a decrease of $24.9 million in average retail time deposits, and a decrease of $17.5 million  in average brokered and wholesale time deposits.  The decrease in average other borrowings was primarily attributable to decreases of $1.9 million and $3.8 million in average Federal Home Loan Bank Borrowings and average retail repurchase agreements, respectively.  These changes in the funding mix are consistent with the Company’s efforts to build its core deposits while reducing its reliance on wholesale funding sources and retail time deposits.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the six months ended June 30, 2012 and 2011.

(Dollars in thousands)
	For the six months ended			For the six months ended
	June 30, 2012			June 30, 2011
	Average Balance	Income/Expense	Yield/Rate(1)	Average Balance	Income/Expense	Yield/Rate(1)
Assets
Cash and Federal funds sold	$14,384	$16	0.23%	$15,910	$17	0.22%
Investments – taxable	47,840	529	2.22	62,474	852	2.75
Investments - nontaxable (2)	6,115	122	4.02	12,030	246	4.13
Total investments and federal funds sold	68,339	667	1.96	90,414	1,115	2.49
Loans (3)(4)	304,718	8,377	5.51	313,240	8,965	5.75
Total earning assets/interest income	373,057	9,044	4.86%	403,654	10,080	5.02%
Other assets	59,004			68,175
Total assets	$432,061			$471,829
Liabilities
Savings and transaction accounts	$111,687	375	0.67%	$98,635	634	1.30%
Time deposits	176,942	1,005	1.14	219,333	1,667	1.53
Other borrowings	58,034	1,080	3.73	63,692	1,120	3.55
Subordinated debt	10,310	103	2.00	10,310	91	1.77
Total interest bearing liabilities/interest expense	356,973	2,563	1.44	391,970	3,512	1.81
Non-interest bearing liabilities	43,432			33,791
Total liabilities	400,405	2,563	1.28	425,761	3,512	1.66
Equity	31,656			46,068
Total liabilities and equity	$432,061			$471,829
Net interest income/margin (5)		$6,481	3.48%		$6,568	3.27%
Net interest spread (6)			3.42%			3.22%

(1)	Annualized
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $394,000 in 2012 and $369,000 in 2011.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the six months ended June 30, 2012 the average yield on earning assets was 4.86 percent, while the average cost of interest bearing liabilities was 1.44 percent.  For the six months ended June 30, 2011 the average yield on earning assets was 5.02 percent and the average cost of interest-bearing liabilities was 1.81 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  The net interest margin was 3.48 percent and 3.27 percent for the six months ended June 30, 2012 and 2011, respectively.  The increase in the net interest margin is primarily attributable to a relatively minor $87,000 decrease in net interest income accompanied by a $30.6 million decrease in average interest earning assets between the two periods.  The decrease in net interest income was the result of a $1.0 million decrease in interest income, partially offset by a $949,000 decrease in interest expense.  The decrease in interest expense was driven by maturities of higher cost time deposits and other borrowings and the partial replacement of these time deposits and other borrowings with core deposits consisting of lower cost savings and transaction accounts.

Average earning assets for the three months ending June 30, 2012 decreased 7.31 percent to $378.6 million from the $408.5 million reported for the three months ending June 30, 2011. The decrease was attributable to decreases of $25.1 million and $4.8 million in average investments and federal funds sold and average loans, respectively.

Average interest bearing liabilities for the three months ending June 30, 2012 decreased 8.8 percent to $357.2 million from the $391.8 million reported for the three months ending June 30, 2011. The change was due to decreases in average time deposits and other borrowings of $38.4 million and $5.9 million, respectively between the two periods, partially offset by an increase in average savings and transaction accounts of $9.7 million.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended June 30, 2012 and 2011.

(Dollars in thousands)
	For the three months ended			For the three months ended
	June 30, 2012			June 30, 2011
	Average Balance	Income/Expense	Yield/Rate(1)	Average Balance	Income/Expense	Yield/Rate(1)
Assets
Cash and Federal funds sold	$15,886	$10	0.26%	$18,150	$11	0.23%
Investments – taxable	49,955	292	2.34	66,533	462	2.79
Investments - nontaxable (2)	5,588	55	3.98	11,798	123	4.19
Total investments and federal funds sold	71,429	357	2.01	96,481	596	2.48
Loans (3)(4)	307,213	4,222	5.51	312,005	4,474	5.75
Total earning assets/interest income	378,642	4,579	4.85%	408,486	5,070	4.98%
Other assets	57,717			65,000
Total assets	$436,359			$473,486
Liabilities
Savings and transaction accounts	$111,590	186	0.67%	$101,887	329	1.30%
Time deposits	180,243	500	1.11	218,634	818	1.50
Other borrowings	55,021	539	3.93	60,934	542	3.57
Subordinated debt	10,310	50	1.96	10,310	46	1.78
Total interest bearing liabilities/interest expense	357,164	1,275	1.43	391,765	1,735	1.78
Non-interest bearing liabilities	47,192			35,465
Total liabilities	404,356	1,275	1.27	427,230	1,735	1.63
Equity	32,003			46,256
Total liabilities and equity	$436,359			$473,486
Net interest income/margin (5)		$3,304	3.42%		$3,335	3.27%
Net interest spread (6)			3.42%			3.20%

(1)	Annualized
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $189,000 in 2012 and $175,000 in 2011.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued
As shown above, for the three months ended June 30, 2012 the average yield on earning assets was 4.85 percent, while the average cost of interest bearing liabilities was 1.43 percent.  For the three months ended June 30, 2011 the average yield on earning assets was 4.98 percent and the average cost of interest-bearing liabilities was 1.78 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  The net interest margin was 3.42 percent and 3.27 percent for the three months ended June 30, 2012 and 2011, respectively.  The increase in the net interest margin is primarily attributable to a relatively minor $31,000 decrease in net interest income accompanied by a $29.8 million decrease in average interest earning assets between the two periods.  The decrease in net interest income was the result of a $491,000 decrease in interest income, partially offset by a $460,000 decrease in interest expense.  The decrease in interest expense was driven by maturities of higher cost time deposits and other borrowings and the partial replacement of these time deposits and other borrowings with core deposits consisting of lower cost savings and transaction accounts.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income For the six months ended June 30, 2012 Versus six months ended June 30, 2011 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(2)	$1	$(1)
Investments - taxable	(200)	(123)	(323)
Investments - non taxable (2)	(122)	(2)	(124)
Total investments and federal funds sold	(324)	(124)	(448)
Net loans (3)(4)	(245)	(343)	(588)
Total interest income	(569)	(467)	(1,036)
Interest expense:
Savings and transaction accounts	84	(343)	(259)
Time deposits	(324)	(338)	(662)
Other borrowings	(100)	60	(40)
Subordinated debt		12	12
Total interest expense	(340)	(609)	(949)
Net interest income	$(229)	$142	$(87)

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3)	Income includes loan fees of $394,000 in 2012 and $369,000 in 2011.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

	Analysis of Changes in Net Interest Income For the three months ended June 30, 2012 Versus three months ended June 30, 2011 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(1)	$1	$(1)
Investments - taxable	(115)	(55)	(170)
Investments - non taxable (2)	(65)	(2)	(67)
Total investments and federal funds sold	(181)	(57)	(238)
Net loans (3)(4)	(69)	(184)	(253)
Total interest income	(250)	(241)	(491)
Interest expense:
Savings and transaction accounts	31	(174)	(143)
Time deposits	(144)	(174)	(318)
Other borrowings	(52)	49	(3)
Subordinated debt		4	4
Total interest expense	(165)	(295)	(460)
Net interest income	$(85)	$54	$(31)

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3)	Income includes loan fees of $189,000 in 2012 and $175,000 in 2011.
(4)	Does not include nonaccruing loans.

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2012 was $1,531,000 compared to $1,655,000 for the six months ended June 30, 2011, a decrease of $124,000. This  decrease was primarily due to a decrease of $604,000 in gains on the sale of available for sale securities, which totaled $215,000 and $819,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease in the Company’s noninterest income was partially offset by the recognition of $176,000 of other-than-temporary impairment on available for sale securities during the six months ended June 30, 2011, compared to no other-than-temporary impairment for the six months ended June 30, 2012.  Also offsetting the decrease in noninterest income were increases of $124,000 and $96,000 in gains on the sale of premises and equipment, and service fees on deposit accounts, respectively. The increase in service fees was attributable to a $13.0 million increase in average savings and interest bearing transaction accounts between the two periods.  Growth in these types of core deposit accounts commonly generates additional deposit fee income. Also offsetting the decrease in noninterest income was an $89,000 increase in other noninterest income between the two periods. This increase was primarily made up of a $60,000 increase in fees on loans sold, which totaled $90,000 and $30,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

Noninterest expenses for the six months ended June 30, 2012 were $5.8 million, compared to $8.5 million for the six months ended June 30, 2011, a decrease of $2,678,000.  This decrease was primarily due to a $1.9 million decrease in impairment provisions and other expenses related to other real estate owned, net of rental income. These expenses totaled $370,000 and $2.3 million for the six months ended June 30, 2012 and 2011, respectively. Of the $1.9 million decrease, $1.7 million was related solely to impairment provisions.  Also contributing to the decrease in noninterest expenses was an $565,000 increase in gains on the sale of other real estate owned. These gains totaled $964,000 and $399,000 for the six months ended June 30, 2012 and June 30, 2011, respectively.  Of the $964,000 of gains for the six months ended June 30, 2012, $550,000 was related to the sale of one property.  The Company did not finance the purchase of this property for the buyer. Partially offsetting the decrease in noninterest expenses was a $123,000 increase in occupancy expenses.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses – (continued)

Occupancy expenses totaled approximately $727,000 and $604,000 for the six months ended June 30, 2012 and 2011, respectively.

Noninterest income for the three months ended June 30, 2012 was approximately $625,000, compared to approximately $1,313,000 for the three months ended June 30, 2011, a decrease of approximately $688,000. The decrease was primarily due to a $797,000 decrease in gains on the sale of available for sale securities, partially offset by increases of $62,000 and $63,000 in service fees on deposit accounts and other income, respectively.

Noninterest expense for the three months ended June 30, 2012 was approximately $3,145,000, compared to approximately $5,047,000 for the three months ended June 30, 2011, a decrease of approximately $1,902,000. This decrease was primarily due to an approximate $1,986,000 decrease in impairment provisions and other expenses related to other real estate owned, offset by rental income from other real estate owned.

Income Taxes

For the period ended June 30, 2011, as referenced in Note 7 to the unaudited financial statements, due to its recent loss history and the potential negative impact of the economy on its future earnings, the Company provided for a full valuation allowance of its deferred tax asset. The gross amount of the Company’s deferred tax asset totaled approximately $8.6 million at June 30, 2012.  During the six months months ended June 30, 2012, the Company recorded expense of $39,000 related to South Carolina state income taxes.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area.  Core deposits (total deposits less certificates of deposit $250,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 86.6% of total deposits as of June 30, 2012.  Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans.  Available borrowings under this line totaled $50.1 million at June 30, 2012.  The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce,  and $5 million with Center State Bank.  These accommodations may be withdrawn at any time at the sole discretion of these institutions.  Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window.  The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line.  Total available borrowings under this line were $35.1 million at June 30, 2012.

Loans

Gross loans totaled $324.5 million and $319.7 million at June 30, 2012 and December 31, 2011, respectively.  At June 30, 2012, the Company had $13.4 million of nonaccrual loans, and no loans 90 days past due and still accruing interest.  Of the nonaccruing loans, $12.5 million are secured by real estate.  The primary risk of loss on these loans is a potential deterioration of real estate collateral values.  At December 31, 2011, the Company had $21.3 million of nonaccrual loans and no loans 90 days past due and still accruing interest.  At June 30, 2011, the Company had $21.0 million of nonaccrual loans and $347,000 of loans 90 days past due and still accruing interest.  The allowance for loan losses was 2.66 percent of loans as of June 30, 2012, compared to 3.34 percent as of December 31, 2011 and 3.06 percent as of June 30, 2011.

For the six months ended June 30, 2012 the Company recorded a loan loss provision of $430,000 compared to a loan loss provision of $3.6 million during the first six months of 2011.  Loan loss provisions totaled $330,000 and $2.5 million for the three months ended June 30, 2012 and 2011, respectively.  Net loan chargeoffs for the six months ended June 30, 2012 totaled $2.5 million.  However, $1.3 million of these chargeoffs were for five loans already specifically reserved for in a prior period when charged off.  Additionally, due primarily to a $10.5 million decline in past due loans, the Company’s total general reserves declined by $836,000.  The need for future loan loss provisions will be influenced by loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors.  In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions present in our loan portfolio, and collateral values of impaired loans deemed to be collateral dependent.  In 2011, management adjusted the length of the historical loss period used from four years to one year in order to better reflect recent loss trends.  After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of June 30, 2012.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Loans – (continued)

For the six months ended June 30, 2012, net chargeoffs to average loans outstanding totaled 1.63% on an annualized basis while the allowance for loan losses to gross loans totaled 2.66% at June 30, 2012.

Management identifies and maintains a list of potential problem loans.  These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more.  A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms.  The Company’s potential problem loans totaled $18.0 million and $13.9 million at June 30, 2012 and December 31, 2011, respectively.  The following chart summarizes the Company’s potential problem loans by type.

(Dollars in thousands)
	June 30, 2012	December 31, 2011

Construction and Land Development	$2,287	$3,035
1 – 4 Family	7,882	4,020
Multifamily	1,065	1,190
Commercial Real Estate	4,248	4,015
Commercial and Industrial and Other	2,511	1,634
Total	$17,993	$13,894

As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $9.9 million as of June 30, 2012, $9.3 million at December 31, 2011, and $8.9 million as of June 30, 2011, net of a valuation reserve. Sales of other real estate owned totaled approximately $6.4 million and $2.3 million for the six months ended June 30, 2012, and 2011, respectively.  Impairment charges on other real estate owned totaled approximately $303,000 and $2.0 million for the six months ended June 30, 2012, and 2011, respectively.

Deposits

Deposits increased $22.3 million during the first six months of 2012 to $338.5 million at June 30, 2012.  Included in this amount were increases of $12.4 million in noninterest bearing transaction accounts, and $12.3 million in time deposits, partially offset by a decrease of $832,000 in interest bearing transaction accounts, and a decrease of $1.5 million in savings and money market accounts.  The increase in noninterest bearing transaction accounts during the first six months of 2012 was primarily attributable to the conversion of a high balance repurchase agreement to a noninterest bearing transaction account. The balance of the account was $7.3 million at June 30, 2012. Brokered and wholesale time deposits totaled $34.4 million and $42.9 million at June 30, 2012 and December 31, 2011, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at June 30, 2012 are summarized as follows:

Maturity	Rate	Balance

September 2013	3.92%	$2,000,000
June 2014	4.75%	10,000,000
October 2016	4.25%	5,000,000
November 2016	4.08%	5,000,000
January 2017	4.35%	5,000,000
January 2017	4.40%	5,000,000
January 2017	4.46%	5,000,000
January 2017	4.60%	5,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000

Balance		$52,000,000

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

Capital Resources

The Company’s total shareholders’ equity increased by approximately $1.7 million during the first six months of 2012, primarily due to net income of  $1.7 million, and  proceeds from stock issuances of approximately $31,000 pursuant to our Employee Stock Purchase Plan, offset by a decrease in other comprehensive income of approximately $89,000. The Company’s Tier 1 capital to average assets ratio was 10.17 percent as of  June 30, 2012 compared to 9.73 percent as of December 31, 2011.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Capital Resources– continued

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations.  The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  These requirements are set by regulation and are shown in the table below which is applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings.  The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank.  As of June 30, 2012, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
The Bank
Total capital (to risk-weighted assets)	$44,837	13.66%	$32,824	10.00%	$26,259	8.00%
Tier 1 capital (to risk-weighted assets)	40,676	12.39%	19,695	6.00%	13,130	4.00%
Tier 1 capital (to average assets)	40,676	9.37%	21,703	5.00%	17,362	4.00%
The Company
Total capital (to risk-weighted assets)	48,135	14.57%	N/A	N/A	26,437	8.00%
Tier 1 capital (to risk-weighted assets)	43,949	13.30%	N/A	N/A	13,219	4.00%
Tier 1 capital (to average assets)	43,949	10.17%	N/A	N/A	17,282	4.00%

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party.  At June 30, 2012, the Company had issued commitments to extend credit of approximately $18.6 million and standby letters of credit of approximately $377,000 through various types of commercial lending arrangements. Approximately $13.1 million of these commitments to extend credit had variable rates.  The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2012.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,960	$522	$5,392	$7,874	$10,713	$18,587
Standby letters of credit	-	225	20	245	132	377
Totals	$1,960	$747	$5,412	$8,119	$10,845	$18,964

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

Item 5.  Exhibits

31-1	Rule 13a-14(a) Certifications of CEO

31-2	Rule 13a-14(a) Certifications of CFO

32	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2012	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: August 10, 2012	By:	/s/ William C. Heslop
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

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended; is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended; and otherwise is not subject to liability under these sections.