Form 10-Q/A
period 2012-06-30
SOUTHCOAST FINANCIAL CORP
filed 2012-08-27
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this amendment to Southcoast Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on July 30, 2012 (the “Form 10-Q”), is to furnish Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to rule 406T of Regulation S-T, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and other wise is not subject to liability under those sections.

SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 5.  Exhibits

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

Date: August 27, 2012	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: August 27, 2012	By:	/s/ William C. Heslop
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

4