Form 10-Q
period 2012-09-30
SOUTHCOAST FINANCIAL CORP
filed 2012-11-13
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

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

5,342,452 shares of common stock, no par value, as of October 31, 2012

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION
Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$26,875	$18,037
Federal funds sold	-	-
Total cash and cash equivalents	26,875	18,037
Investment securities
Available for sale	48,139	48,958
Federal Home Loan Bank Stock, at cost	3,505	3,487

Loans held for sale	721	995

Loans, net of allowance of $8,427 and $10,691	316,602	309,048

Premises and equipment, net	21,838	21,977

Other real estate owned, net	8,857	9,323
Company owned life insurance	12,215	11,922
Other assets	3,209	3,774
Total assets	$441,961	$427,521

Liabilities
Deposits
Noninterest-bearing	$41,488	$34,120
Interest-bearing	284,288	282,027
Total deposits	325,776	316,147

Federal funds purchased	5,854	3,588

Securities sold under agreements to repurchase	1,681	3,262
Federal Home Loan Bank Borrowings	61,000	60,000
Junior subordinated debentures	10,310	10,310
Other liabilities	3,747	3,402
Total liabilities	408,368	396,709

Shareholders’ Equity

Common stock (no par value; 20,000,000 shares authorized; 5,336,446 shares issued and outstanding at September 30, 2012 and 5,306,488 at December 31, 2011)	54,437	54,382
Accumulated deficit	(19,930)	(22,520)
Accumulated other comprehensive loss	(914)	(1,050)
Total shareholders’ equity	33,593	30,812

Total liabilities and shareholders’ equity	$441,961	$427,521

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Interest income
Loans, including fees	$12,632	$12,983
Taxable securities	793	1,237
Tax exempt securities	178	316
Cash and federal funds sold	23	25

Total interest income	13,626	14,561

Interest expense
Deposits and borrowings	3,746	5,181

Net interest income	9,880	9,380
Provision for loan losses	880	6,623
Net interest income after provision for loan losses	9,000	2,757

Noninterest income
Service fees on deposit accounts	1,175	1,059
Gains on sales of loans held for sale	216	55
Gain on sales of available for sale securities	626	819
Gain on sales of premises and equipment	124	-
Company owned life insurance earnings	293	303
Other-than-temporary impairment on available for sale securities	-	(176)
Other	116	119
Total noninterest income	2,550	2,179

Noninterest expenses
Salaries and employment benefits	4,870	5,044
Occupancy	1,036	933
Furniture and equipment	1,096	1,161
Software	186	239
Insurance	604	638
Professional fees	652	669
Telephone, postage, and supplies	250	268
Gain on sale of other real estate owned	(1,043)	(503)
Other real estate owned rental income, impairment provision, and other expenses	452	2,771
Other operating expenses	854	997
Total noninterest expenses	8,957	12,217

Income (loss) before income taxes	2,593	(7,281)

Income tax expense	3	4,397

Net income (loss)	$2,590	$(11,678)

Basic net income (loss) per common share	$0.49	$(2.21)

Diluted net income (loss) per common share	$0.49	$(2.21)

Weighted average shares outstanding
Basic	5,326,552	5,280,533
Diluted	5,326,552	5,280,533

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended September 30,
	2012	2011
Interest income
Loans, including fees	$4,255	$4,018
Taxable securities	264	385
Tax exempt securities	56	70
Cash and federal funds sold	7	8

Total interest income	4,582	4,481

Interest expense

Deposits and borrowings	1,183	1,669

Net interest income	3,399	2,812

Provision for loan losses	450	2,980

Net interest income (loss) after provision for loan losses	2,949	(168)

Noninterest income
Service fees on deposit accounts	396	377
Gains on sales of loans held for sale	126	25
Gain on sales of available for sale securities	411	-
Company owned life insurance earnings	96	100
Other	41	22
Total noninterest income	1,070	524
Noninterest expenses

Salaries and employment benefits	1,639	1,665
Occupancy	360	328
Furniture and equipment	347	368
Software	56	61
Insurance	206	181
Professional fees	194	193
Telephone, postage, and supplies	87	93
Gain on sale of other real estate owned	(79)	(104)
Other real estate owned rental income, impairment provision, and other expenses	82	521
Other operating expenses	319	435
Total noninterest expenses	3,211	3,741

Income (loss) before income taxes	808	(3,385)

Income tax (benefit)	(36)	(414)

Net income (loss)	$844	$(2,971)

Basic net income (loss) per common share	$0.16	$(0.56)

Diluted net income (loss) per common share	$0.16	$(0.56)

Weighted average shares outstanding
Basic	5,336,446	5,290,429
Diluted	5,336,446	5,290,429

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Net income (loss)	$2,590	$(11,678)

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gains arising during the period	839	3,309
Reclassification adjustment for gains included in net income, net of other-than- temporary impairment charges	(626)	(643)
Tax effect	(77)	(960)

Total other comprehensive income	136	1,706

Comprehensive income (loss)	$2,726	$(9,972)

	For the Three Months Ended September 30,
	2012	2011
Net income (loss)	$844	$(2,971)

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gains arising during the period	762	1,150
Reclassification adjustment for gains included in net income	(411)	-
Tax effect	(126)	(414)

Total other comprehensive income	225	736

Comprehensive income (loss)	$1,069	$(2,235)

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2012 and 2011
(Unaudited)
(Dollars in thousands)	Common Stock Shares Amount		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, January 1, 2011	4,780,822	$54,258	$(6,040)	$(2,440)	$45,778

Net loss for the period			(11,678)		(11,678)

Other comprehensive income
Unrealized holding gains on securities available for sale net of taxes of $1,191				2,118	2,118

Less reclassification adjustment for gains and losses included in net income, net of taxes of $231				(412)	(412)

Comprehensive loss					(9,972)
Stock dividend (10%)	480,156		-		-

Employee stock purchase plan	29,451	96	. -	-	96

Balance, September 30, 2011	5,290,429	$54,354	$(17,718)	$(734)	$35,902

Balance, January 1, 2012	5,306,488	$54,382	$(22,520)	$(1,050)	$30,812

Net income for the period			2,590		2,590

Other comprehensive loss

Unrealized holding gains on securities available for sale net of taxes of $302				537	537

Less reclassification adjustment for gains and losses included in net income, net of taxes of $225				(401)	(401)

Comprehensive income					2,726

Employee stock purchase plan	29,958	55	. -	-	55

Balance, September 30, 2012	5,336,446	$54,437	$(19,930)	$(914)	$33,593

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)	For the Nine Months Ended September 30,
	2012	2011
Operating activities
Net income (loss)	$2,590		$(11,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Decrease (increase) in deferred income taxes	(77)		4,392
Provision for loan losses	880		6,623
Depreciation and amortization	651		711
Discount accretion and premium amortization	285		276
Gain on sale of securities	(626)		(819)
(Gain) loss on sale of premises and equipment	(124)		26
Other-than-temporary impairment on available for sale securities	-		176
Gain on sale of other real estate owned	(1,043)		(503)
Deferred gain on sale of other real estate owned	-		(93)
Impairment charges on other real estate owned	303		2,356
Originations of loans held for sale	(12,965)		(3,702)
Proceeds from sales of loans held for sale	13,239		3,899
Increase in value of Company owned life insurance	(293)		(303)
Decrease in other assets	565		2,234
(Decrease) increase in other liabilities	345		(1,108)
Net cash provided by operating activities	3,730		2,487

Investing activities
Sales (purchases) of Federal Home Loan Bank stock	(18)		465
Purchases of investment securities available-for-sale	(29,400)		(25,895)
Sales of investment securities available-for-sale	22,268		32,232
Calls, maturities, and paydowns of investment securities available-for-sale	8,506		6,562
Proceeds from sales of premises and equipment	1,159		6
Purchases of premises and equipment	(1,547)		(205)
Proceeds from sales of other real estate owned	5,969		5,525
Capital expenditures related to other real estate owned	(18)		(360)
Net (increase) decrease in loans	(13,180)		167
Net cash provided by (used for) investing activities	(6,261)		18,497

Financing activities
Increase (decrease) in other borrowings	1,685		(8,605)
Net proceeds from issuances of stock	55		96
Net increase (decrease) in deposits	9,629		(14,323)
Net cash provided by (used for) financing activities	11,369		(22,832)

Increase (decrease) in cash and cash equivalents	8,838		(1,848)
Cash and cash equivalents, beginning of period	18,037		20,062
Cash and cash equivalents, end of period	$26,875		$18,214

Cash paid for:
Income taxes	$101		$-
Interest	$3,493		$5,250
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$7,062		$4,632
Change in unrealized gains on available-for-sale securities	$(213)	$	(2,666)
Loans to finance sales of other real estate owned	$2,317		$2,437

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

They also specify the computation and presentation requirements for both basic EPS and diluted EPS for entities with complex capital structures.  Basic EPS is computed by dividing net income or loss by the weighted average common shares outstanding.  The computation for diluted EPS is similar to the computation for basic EPS except that when the Company reports earnings the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  The dilutive effect of options outstanding is reflected in diluted EPS by application of the treasury stock method.  The Company had no dilutive or antidilutive instruments outstanding during the periods ended September 30, 2012 or 2011.

Note 4 – Recently Issued Accounting Standards

During the third quarter of 2012 there were no new or recently issued authoritative pronouncements that would affect the accounting, reporting, and disclosure of financial information by the Company.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	September 30, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$39,779	$995	$-	$40,774
Municipal securities	5,600	380	-	5,980
Other	4,188	-	2,803	1,385

Total	$49,567	$1,375	$2,803	$48,139

	December 31, 2011
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair Value
Mortgage backed
Government sponsored enterprises	$37,688	$544	$-	$38,232
Other	1,539	6	-	1,545
Municipal securities	7,190	415	-	7,605
Other	4,182	-	2,606	1,576
Total	$50,599	$965	$2,606	$48,958

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

Available for Sale
(Amounts in thousands)	September 30, 2012
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Other	$-	$-	1,385	2,803	1,385	2,803

Total	$-	$-	$1,385	$2,803	$1,385	$2,803

	December 31, 2011
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Other	$86	$64	990	2,542	1,076	2,606

Total	$86	$64	$990	$2,542	$1,076	$2,606

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,803,000, or  100% of unrealized losses, and $2,542,000, or 98% of unrealized losses, at September 30, 2012 and December 31, 2011, respectively.  These unrealized losses for both periods were primarily comprised of two securities.  The Company does not intend to sell either of these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

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

One of the Company’s pooled trust preferred securities with an amortized cost of approximately $1.8 million and fair value of approximately $778,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1.7 million and fair value of approximately $20,000 is receiving payment-in-kind interest in lieu of cash interest payments.  Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security.  Payment-in-kind interest consists of capitalization of interest amounts due on a security.  In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security.  Future interest payments are accrued on these larger principal balances.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers.  Individual issuers are allowed to defer their interest payments for a period of up to five years.  The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior.  The Company owns notes in the C tranche of the security.  Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments.  The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche.  The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure.  These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest.  At September 30, 2012, there was $238,567,000 of performing collateral in the pool.  The table below summarizes balance and overcollateralization data for the individual tranches at September 30, 2012.

(Amounts in thousands)
Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$199,922	128.00%	120.22%
B	41,247	115.00%	99.66%
C	46,435	106.20%	83.57%
D	26,828	100.25%	76.44%
Income Notes	18,000	N/A	N/A

As shown above, all tranches currently fail their overcollateralization test.  According to the structured payment terms as described in the offering circular for this security, interest payments are currently being diverted from subordinate tranches to pay down total principal balances in the A tranche.  If and when these payments reduce the principal balance in the A tranche by enough to pass its overcollateralization requirement, the B tranche securities will begin to receive contractual interest payments, and additional payments will be diverted from subordinate tranches in order to meet its overcollateralization requirement.  This payment structure, known as a waterfall, is designed to continue until all tranches meet their overcollateralization requirement.  However, this outcome is dependent on the level of future interest deferrals and defaults by individual issuers.  Any shortfalls to contractual principal and interest payments due will be borne in reverse order of payment priority, with the most subordinate tranche having the largest loss and the senior most tranche having the smallest loss.  As a note holder in the C tranche of this structure, the Company’s principal and interest claims are subordinate to the principal and interest claims of note holders in the A and B tranches.  More specifically, the Company and other C note holders would stand to lose 100% of their principal and interest before note holders in the B tranche lost their first dollar, and B note holders would lose 100% of their investment before A note holders experienced any loss.  The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”).  This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches.  The OTTI evaluation prepared as of September 30, 2012 predicts the Company will resume receipt of its contractual principal and interest payments during the year 2017, which is when the B tranche is projected to pass its overcollateralization test.  These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  The OTTI evaluation model assumes no recoveries on defaults.  The result of the firm’s analysis indicated approximately $176,000 of credit loss as of  March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income.  No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Total unrealized loss net of tax in accumulated other comprehensive income was $1,096,000 for Security B at September 30, 2012.

The following table provides certain relevant details on each of our pooled trust preferred securities as of September 30, 2012, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of its underlying issuers.  “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure.  It is expressed in the tables below as a percentage of performing collateral,  and represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

September 30, 2012
(Amounts in thousands)
	Security A	Security B

Book Value	$1,806	$1,732
Fair Value	$778	$20
Unrealized Loss	$1,028	$1,712
Number of underlying financial institution issuers	48	40
Number of deferrals and defaults	13	15
Additional expected deferrals/ defaults*	N/A	0/1
Excess Subordination as a percentage of performing collateral^	18.18%	N/A

*
No assessment of these numbers was made for Security A as it was not modeled for cash flows due to its current payment status and its excess subordination. For Security B, this includes issuers for which there is an estimated probability of deferral or default of 50% or greater.  None of the remaining performing collateral was projected as a future deferral or default, due to low Texas ratios; one deferring issuer was projected to default.

^	SecurityB is in a support tranche and has no excess subordination.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The amortized costs and fair values of investment securities available for sale at September 30, 2012 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
(Amounts in thousands)	Amortized Cost	Fair Value
Due after five but within ten years	$1,653	$1,732
Due after ten years	7,985	5,547
Mortgage backed	39,779	40,774
Equity securities with no maturity	150	86
Total investment securities available-for-sale	$49,567	$48,139

The proceeds from sales of securities and the associated gains are listed below:

(Amounts in thousands)	Period Ending September 30,
	2012	2011

Proceeds	$22,268	$32,232
Gross Gains	626	715
Gross Losses	-	40

The tax provisions related to the net realized gains and losses were $225,000 and $243,000 for the periods ended September 30, 2012 and 2011.

Investment securities with an aggregate amortized cost of $18,917,000 and estimated fair value of $19,486,000 at September 30, 2012, were pledged to secure public deposits and for other purposes, as required or permitted by law.  Investment securities with an aggregate amortized cost of $1,775,000 and estimated fair value of $1,816,000 at September 30, 2012, were pledged to secure securities sold under agreements to repurchase.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Real estate secured loans:
Residential 1-4 Family	$176,921	$166,414
Multifamily	5,579	5,144
Commercial	81,028	81,253
Construction and land development	37,161	39,241
Total real estate secured loans	300,689	292,052
Commercial and industrial	21,784	25,135
Consumer	2,061	2,037
Other	495	515
Total gross loans	325,029	319,739
Allowance for loan losses	(8,427)	(10,691)
	$316,602	$309,048

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of September 30, 2012 and December 31, 2011 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category
As of September 30, 2012 and December 31, 2011

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2012	2011	2012	2011	2012	2011	2012	2011
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	57,446	44,087	615	-	8,228	8,469	7,614	7,851
4	52,411	61,509	692	715	28,033	27,461	7,124	9,020
5	46,144	45,213	2,218	1,921	25,192	26,026	18,391	14,575
6	3,983	2,707	-	-	14,392	9,714	48	277
7	12,565	11,957	2,054	2,508	5,183	8,781	3,984	4,306
8	4,372	941		-	-	802		3,212
9	-	-	-	-	-	-	-	-

Total	$176,921	$166,414	$5,579	$5,144	$81,028	$81,253	$37,161	$39,241

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Grade
1	$665	$2,095	$156	$49	$-	$-	$821	$2,144
2	-	-	-	-	-	-	-	-
3	2,320	2,413	277	225	193	258	76,693	63,303
4	4,973	5,408	243	237	232	257	93,708	104,607
5	6,857	9,034	1,119	1,337	70	-	99,991	98,106
6	4,228	3,992	-	-	-	-	22,651	16,690
7	2,741	2,193	266	189	-	-	26,793	29,934
8	-	-	-	-	-	-	4,372	4,955
9	-	-	-	-	-	-	-	-

Total	$21,784	$25,135	$2,061	$2,037	$495	$515	$325,029	$319,739

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)

Past Due Loans
For the Periods Ended September 30, 2012 and December 31, 2011

September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$3,471	$860	$7,261	$11,592	$165,329	$176,921	$-
Multifamily Residential	381	-	-	381	5,198	5,579	-
Commercial Real Estate	533	-	123	656	80,372	81,028	-
Construction and Land Development	291	48	905	1,244	35,917	37,161	-
Non Real Estate Secured							-
Commercial and Industrial	836	146	433	1,415	20,369	21,784	-
Consumer and Other	-	24	87	111	2,445	2,556	-

Total	$5,512	$1,078	$8,809	$15,399	$309,630	$325,029	$-

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$4,897	$957	$4,981	$10,835	$155,579	$166,414	$-
Multifamily Residential	391	-	1,318	1,709	3,435	5,144	-
Commercial Real Estate	387	3,503	962	4,852	76,401	81,253	-
Construction and Land Development	933	115	3,781	4,829	34,412	39,241	-
Non Real Estate Secured							-
Commercial and Industrial	1,055	405	260	1,720	23,415	25,135	-
Consumer and Other	54	72	-	126	2,426	2,552	-

Total	$7,717	$5,052	$11,302	$24,071	$295,668	$319,739	$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)

	September 30, 2012	December 31, 2011

1-4 Family Residential	$8,531	$9,004
Multifamily Residential	-	1,318
Commercial Real Estate	537	5,749
Construction and Land Development	1,033	4,483
Commercial and Industrial	690	714
Consumer and Other	88	-

Total	$10,879	$21,268

At September 30, 2012 and December 31, 2011, nonaccrual loans totaled $10.9 million and $21.3 million, respectively.  The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $758,000 and $1,386,000 at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $13.6 million and $22.3 million, respectively.  Impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $11.2 million and $19.6 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, there were no loans over ninety days past due and still accruing interest.

At September 30, 2012 and December 31, 2011, all TDRs, including those on nonaccrual status, totaled $4.9 million and $4.2 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms during the first, second, and third quarters of  2012 totaled approximately $102,000; actual interest income recognized on these loans according to the restructured terms totaled $93,000.  The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2011 totaled approximately $73,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $72,000. During the quarter ended September 30, 2012, three loans totaling $402,000 had their original loan terms restructured, and one loan totaling $1.3 million that had previously had its original term restructured went into nonaccrual.  During the same period, no amounts related to TDRs were charged off.  During the quarter ended September 30, 2011 one loan totaling $449,000 had its original loan terms restructured, and one loan totaling $323,000, that had previously had its original terms restructured, went into nonaccrual. During the same period there were chargeoffs totaling $859,000 related to troubled debt restructurings. TDRs did not have a material effect on the allowance for loan losses as of September 30, 2012 or September 30, 2011.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	September 30, 2012	September 30, 2011

Beginning balance	$10,691	$9,513
Provision for loan losses	880	6,623
Net charge offs	(3,144)	(5,625)

Ending balance	$8,427	$10,511

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

	For the Nine Months Ended September 30, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,861	$(1,674)	$14	$1,343	$1,890	$654	$2,544
Multifamily Residential	297	-	18	(160)	155		155
Commercial Real Estate	2,409	(882)	1	(276)	1,186	66	1,252
Construction and Land Development	633	(617)	66	384	408	58	466
Non Real Estate Secured
Commercial and Industrial	1,898	(66)	21	(322)	1,531		1,531
Consumer and Other	41	(27)	2	25	41		41
Other
Other General Reserves	1,515			83	1,598		1,598
Unallocated	1,037			(197)	840		840
Total	$10,691	$(3,266)	$122	$880	$7,649	$778	$8,427

	For the Nine Months Ended September 30, 2011
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,532	$(909)	$96	$222	$1,450	$491	$1,941
Multifamily Residential	358	(402)	-	96	52	-	52
Commercial Real Estate	1,263	(1,515)	30	2,290	1,444	624	2,068
Construction and Land Development	2,972	(2,149)	113	1,714	1,600	1,050	2,650
Non Real Estate Secured
Commercial and Industrial	619	(951)	87	2,626	1,984	397	2,381
Consumer and Other	124	(26)	1	(66)	33	-	33

Other
Other General Reserves	1,345	-	-	7	1,352	-	1,352
Unallocated	300	-	-	(266)	34	-	34
Total	$9,513	$(5,952)	$327	$6,623	$7,949	$2,562	$10,511

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended September 30, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,432	$(608)	$1	$719	$1,890	$654	$2,544
Multifamily Residential	99		-	56	155		155
Commercial Real Estate	1,494	(61)	-	(181)	1,186	66	1,252
Construction and Land Development	635	-	2	(171)	408	58	466
Non Real Estate Secured
Commercial and Industrial	1,448	(2)	14	71	1,531		1,531
Consumer and Other	42	(2)	2	(1)	41		41
Other
Other General Reserves	1,573			25	1,598		1,598
Unallocated	908			(68)	840		840
Total	$8,631	$(673)	$19	$450	$7,649	$778	$8,427

	For the Three Months Ended September 30, 2011
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,620	$(333)	$2	$(348)	$1,450	$491	$1,941
Multifamily Residential	36	-	-	16	52	-	52
Commercial Real Estate	2,099	(774)	24	719	1,444	624	2,068
Construction and Land Development	1,798	(1,556)	18	2,390	1,600	1,050	2,650
Non Real Estate Secured
Commercial and Industrial	1,789	-	53	539	1,984	397	2,381
Consumer and Other	45	(8)	-	(4)	33	-	33

Other
Other General Reserves	1,380	-	-	(28)	1,352	-	1,352
Unallocated	339	-	-	(305)	34	-	34
Total	$10,106	$(2,671)	$97	$2,979	$7,949	$2,562	$10,511

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

Total past due loans decreased from approximately $24.1 million at December 31, 2011 to $15.4 million at September 30, 2012.  This decrease was a significant contributing factor to the $1.1 million decline in total general reserves between the two periods.  Unallocated reserves may be used when external environmental factors, such as declining real estate values, elevated levels of unemployment, and other recessionary factors are present in the Company’s marketplace and the broader economy as a whole, potentially leading to future chargeoffs.  These factors may manifest themselves in future periods through elevated loan delinquencies, and in some cases, defaults.

The Company made loan loss provisions totaling $880,000 and $6.6 million for the nine months ended September 30, 2012 and September 30, 2011, respectively.  Net chargeoffs totaled $3.1 million and $5.6 million, respectively.  However, $1.3 million of these chargeoffs was for five loans specifically reserved for in a prior period.  Additionally, due primarily to an $8.7 million decline in past due loans, the Company’s total general reserves declined by $1.1 million.  The need for future loan loss provisions will be influenced by loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors.

Impaired loans with a balance of $250,000 or more are evaluated and measured individually for impairment.  All other loans are evaluated and measured collectively for impairment.  The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of September 30, 2012 and December 31, 2011.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Loans Receivable:	As of September 30, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$9,314	$167,607	$176,921
Multifamily Residential	675	4,904	5,579
Commercial Real Estate	414	80,614	81,028
Construction and Land Development	830	36,331	37,161
Non Real Estate Secured
Commercial and Industrial	-	21,784	21,784
Consumer and Other	-	2,556	2,556
Total:	$11,233	$313,796	$325,029

(Dollars in thousands)
Loans Receivable:	As of December 31, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$7,668	$158,746	$166,414
Multifamily Residential	2,117	3,027	5,144
Commercial Real Estate	5,568	75,685	81,253
Construction and Land Development	4,216	35,025	39,241
Non Real Estate Secured
Commercial and Industrial	-	25,135	25,135
Consumer and Other	-	2,552	2,552
Total:	$19,569	$300,170	$319,739

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)
Impaired Loans
For the Nine Months ended September 30, 2012

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$5,888	$5,329	$-	$559	$5,460	$37
Multifamily Residential	675	675	-	-	737	39
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	606	606	-	-	601	2
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$4,456	$3,985	$654	$471	$4,364	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	414	414	65	-	428	-
Construction and Land Development	224	224	59	-	229	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$10,344	$9,314	$654	$1,030	$9,824	$37
Multifamily Residential	675	675	-	-	737	39
Commercial Real Estate	414	414	65	-	428	-
Construction and Land Development	830	830	59	-	830	2
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$12,263	$11,233	$778	$1,030	$11,819	$78

(1)  Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Impaired Loans
For the Nine Months Ended September 30, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$3,043	$2,799	$-	$244	$2,745	$12
Multifamily Residential	1,235	1,235	-	-	1,247	39
Commercial Real Estate	4,959	4,219	-	740	4,626	-
Construction and Land Development	794	543	-	251	596	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$3,294	$3,207	$491	$87	$3,209	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	3,233	2,772	624	461	3,221	-
Construction and Land Development	7,042	5,375	1,050	1,667	6,182	-
Commercial and Industrial	447	447	397	-	452	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$6,337	$6,006	$491	$331	$5,954	$12
Multifamily Residential	1,235	1,235	-	-	1,247	39
Commercial Real Estate	8,192	6,991	624	1,201	7,847	-
Construction and Land Development	7,836	5,918	1,050	1,918	6,778	-
Commercial and Industrial	447	447	397	-	452	-
Consumer and Other	-	-	-	-	-	-

Total:	$24,047	$20,597	$2,562	$3,450	$22,278	$51

(1)  Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)
Impaired Loans
For the Three Months ended September 30, 2012
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$5,888	$5,329	$-	$559	$5,377	$25
Multifamily Residential	675	675	-	-	678	12
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	606	606	-	-	596	2
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$4,456	$3,985	$654	$471	$4,214	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	414	414	65	-	421	-
Construction and Land Development	224	224	59	-	226	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$10,344	$9,314	$654	$1,030	$9,591	$25
Multifamily Residential	675	675	-	-	678	12
Commercial Real Estate	414	414	65	-	421	-
Construction and Land Development	830	830	59	-	822	2
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$12,263	$11,233	$778	$1,030	$11,512	$39

(1)  Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)
Impaired Loans
For the Three Months Ended September 30, 2011
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$3,043	$2,799	$-	$244	$2,752	$5
Multifamily Residential	1,235	1,235	-	-	1,238	11
Commercial Real Estate	4,959	4,219	-	740	4,477	-
Construction and Land Development	794	543	-	251	543	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$3,294	$3,207	$491	$87	$3,207	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	3,233	2,772	624	461	3,191	-
Construction and Land Development	7,042	5,375	1,050	1,667	6,093	-
Commercial and Industrial	447	447	397	-	447	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$6,337	$6,006	$491	$331	$5,959	$5
Multifamily Residential	1,235	1,235	-	-	1,238	11
Commercial Real Estate	8,192	6,991	624	1,201	7,668	-
Construction and Land Development	7,836	5,918	1,050	1,918	6,636	-
Commercial and Industrial	447	447	397	-	447	-
Consumer and Other	-	-	-	-	-	-

Total:	$24,047	$20,597	$2,562	$3,450	$21,948	$16

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7 – Deferred Taxes
At June 30, 2011, the Company recorded a full valuation allowance against its deferred tax assets totaling approximately $6.4 million.  In arriving at its decision to do so, management evaluated the Company’s three year pretax historical losses totaling approximately $19.4 million and the economy of the last several years which contributed to these losses.  Based on earnings projections for the next three years, management does not consider it more likely than not that the Company will generate sufficient tax liabilities through earnings during this period to offset its current level of deferred tax assets.  Prior to the year ending December 31, 2008, the Company had a consistent history of generating significant pretax income.  The tax losses generated during the years ended December 31, 2010 and 2009 were completely absorbed through the use of net operating loss carrybacks.  These factors, coupled with the Company’s income projections over the next several years, led to the Company’s decision not to provide for a valuation allowance prior to June 30, 2011.  However, management’s assessment of the near term realizability of the deferred tax asset changed as a result of the required provisions for loan losses and other real estate owned for the three months ended June 30, 2011.  These provisions and the current economic conditions that fueled them led to uncertainty about the required level of future provisions and, therefore, led management to the conclusion that a full valuation allowance on the Company’s deferred tax asset was needed.  At September 30, 2012 and December 31, 2011, the Company’s deferred tax asset, prior to the valuation allowance, totaled approximately $8.3 million and $8.8 million, respectively, and was primarily related to its allowance for loan losses and income tax net operating loss carryforwards.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, real estate appraisals, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, asset-backed securities in less liquid markets, retained residual interests in securitizations, residential mortgage servicing rights, and other real estate owned when adjusting for selling costs, and impaired loans.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2.  There were no fair value adjustments to mortgage loans held for sale as of September 30, 2012 and December 31, 2011.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value.  The Company considers problem loans with principal balances of $250,000 or greater individually for impairment.  The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less costs to sell.  At September 30, 2012, substantially all impaired loans were evaluated based on the fair value of the collateral less costs to sell.  Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments or loans that have been charged down to the fair value of their collateral.  Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  If  the fair value of an impaired loan is based on an observable market price of the loan, the Company records the impaired loan as nonrecurring Level 2.  When the fair value of an impaired loan is based on the fair value of the underlying collateral less costs to sell, the Company records the impaired loan as nonrecurring Level 3.

Other real estate owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)
Assets measured at fair value on a recurring basis are as follows as of  September 30, 2012 and December 31, 2011
(amounts in thousands):

	September 30, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$40,774	$-	$40,774
Municipals	-	5,980	-	5,980
Other	-	86	1,299	1,385

Total assets at fair value	$-	$46,840	$1,299	$48,139

	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$38,232	$-	$38,232
Other	-	1,545		1,545
Municipals	-	7,605	-	7,605
Other	-	86	1,490	1,576

Total assets at fair value	$-	$47,468	$1,490	$48,958

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

The following table reconciles the changes in recurring Level 3 financial instruments for the nine months ended
September 30, 2012 and 2011 (amounts in thousands):

	September 30, 2012	September 30, 2011

Beginning of Year Balance	$1,490	$1,195
Discount Accretion	6	7
Other-than-temporary impairment on available for sale securities	-	(176)
Unrealized Gain (Loss)	(197)	518
Ending Balance	$1,299	$1,544

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the three months ended
September 30, 2012 and 2011 (amounts in thousands):

	September 30, 2012	September 30, 2011

Beginning of Period Balance	$1,247	$1,581
Discount Accretion	2	3
Other-than-temporary impairment on available for sale securities	-	-
Unrealized Gain (Loss)	50	(40)

Ending Balance	$1,299	$1,544

The following table presents quantitative information about Level 3 fair value measurements at September 30, 2012 (amounts in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates

Trust Preferred Securities	$1,299	Discounted cash flows	Discount Rate (Approximately)		17%
			Weighted Default Probability for deferring issuers (Approximately)		63%
			Recovery Rate on deferring issuers	10%	-	15%
			Default Probability for current issuers	0.33%	-	7.50%

The significant unobservable inputs used in the fair value measurement of the Company’s trust preferred securities  investments are prepayment rates, probability of default, and loss severity in the event of default.  Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement.  Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the nine months ended September 30, 2012 and 2011 for Level 3 assets that are still held at September 30, 2012 (amounts in thousands):

	September 30, 2012	September 30, 2011
Interest income on securities	$-	$-
Other than temporary impairment recorded in earnings	-	(176)
Total	$-	$(176)

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2012 and December 31, 2011 (amounts in thousands):
	September 30, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$5,950	$5,950
Commercial Real Estate	-	-	349	349
Construction and Land Development	-	-	166	166
Other Real Estate Owned
1 – 4 Family Residential			-	-
Commercial Real Estate	-	-	100	100
Construction and Land Development	-	-	781	781

Total assets at fair value	$-	$-	$7,346	$7,346

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

	December 31, 2011
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$5,677	$5,677
Multifamily Residential	-	-	864	864
Commercial Real Estate	-	-	3,477	3,477
Construction and Land Development	-	-	3,204	3,204
Other Real Estate Owned
1 – 4 Family Residential	-	-	201	201
Multifamily Residential	-	-	556	556
Commercial Real Estate	-	-	1,192	1,192
Construction and Land Development	-	-	1,295	1,295

Total assets at fair value	$-	$-	$16,466	$16,466

Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $7.3 million with a valuation allowance of $778,000 at September 30, 2012, resulting in additional provisions for loan losses of $675,000 and $461,000, respectively, for the nine months and three months ended September 30, 2012.  These additional provisions were as follows: $59,000  and $0 for Construction and Land Development loans, respectively, for the nine month and three month periods; and $616,000 and $461,000 for 1-4 Family loans, respectively, for the nine month and three month periods.

At December 31, 2011, impaired loans had a recorded investment of $15.2 million, with a valuation allowance of $1.9 million, resulting in an additional provision for loan losses of $1.0 million for the year ended December 31, 2011.

The Company made additional provisions for loan losses related to September 30, 2011 impaired loans totaling $2,128,000 and $2,126,000, respectively, for the nine months and three months ended September 30, 2011.  These additional provisions were as follows: $397,000 for Commercial and Industrial loans for the nine months and three months periods; $624,000 for Commercial Real Estate loans for the nine months and three months periods; $675,000 for Construction and Land Development loans for the nine months and three months periods; and $432,000 and $430,000 for 1-4 Family Residential loans for the nine months and three months periods, respectively.

Other real estate owned measured at fair value less costs to sell had a carrying amount of $8.9 million at September 30, 3012, which is made up of the outstanding balance of $9.6 million, net of a valuation allowance of $0.7 million, resulting in impairment charges of $303,000 and $0, respectively, for the nine months and three months ended September 30, 2012.  The entire amount of these impairment charges were related to Commercial Real Estate.  At December 31, 2011, other real estate owned had a net carrying amount of $9.3 million, made up of the outstanding balance of $12.5 million, net of a valuation allowance of approximately $3.2 million, resulting in a writedown of $3.2 million for the year ended December 31, 2011.

Impairment charges for other real estate owned totaled $2,356,000 and $359,000, respectively, for the nine months and three months ended September 30, 2011.  These impairment charges were as follows: Commercial Real Estate, $335,000 and $0, respectively, for the nine months and three months periods; Construction and Land Development, $1,606,000 and $234,000, respectively, for the nine months and three months periods; Multifamily, $329,000 and $125,000, respectively, for the nine months and three months periods; and 1-4 Family Residential, $86,000 and $0, respectively, for the nine months and three months periods.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012 (amounts in thousands):

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	Fair Value Measurements at September 30, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$26,875	$26,875	$-	$-	$26,875
Available for sale investment securities	48,139	-	46,840	1,299	48,139
Federal Home Loan Bank Stock	3,505	N/A	N/A	N/A	N/A
Loans held for sale	721	-	721	-	721
Loans, net	316,602	-	-	317,192	317,192
Accrued interest receivable	1,284	-	178	1,106	1,284

Financial liabilities:
Deposits	325,776	147,861	175,979	-	323,840
Short term borrowings	7,535	-	7,535	-	7,535
Advances from Federal Home Loan Bank	61,000	-	67,327	-	67,327
Junior subordinated debentures	10,310	-	-	4,621	4,621
Accrued interest payable	953	24	720	209	953

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$18,037	$18,037
Available for sale investment securities	48,958	48,958
Federal Home Loan Bank Stock	3,487	N/A
Loans held for sale	995	995
Loans, net	309,048	308,507
Accrued interest receivable	1,329	1,329

Financial liabilities:
Deposits	316,147	313,613
Short term borrowings	6,850	6,850
Advances from Federal Home Loan Bank	60,000	66,309
Junior subordinated debentures	10,310	4,502
Accrued interest payable	700	700

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Results of operations for the period ending September 30, 2012 are not necessarily indicative of the results to be attained for any other period.

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
o
the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains revenue growth and/or expense savings from such endeavors;

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

Results of Operations

The Company’s net income for the nine months ended September 30, 2012 was $2.6 million or $0.49 per basic share, compared to a net loss of $11.7 million, or $2.21 per basic share, for the nine months ended September 30, 2011.  The average number of basic shares outstanding for the nine months ended September 30, 2012 was 5,326,552 compared to 5,280,533 for the nine months ended September 30, 2011.

The Company’s net income for the three months ended September 30, 2012 was $844,000, or $0.16 per basic share, compared to net a loss of $3.0 million, or $0.56 per basic share, for the three months ended September 30, 2011. The average number of basic shares outstanding for the three months ended September 30, 2012 was 5,336,446 compared to 5,290,429 for the three months ended September 30, 2011.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings.  Net interest income was $9.9 million for the nine months ended September 30, 2012, compared to $9.4 million for the nine months ended September 30, 2011. Net interest income was $3.4 million for the three months ended September 30, 2012, compared to $2.8 million for the three months ended September 30, 2011.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.  The Company’s net interest income increased by approximately $500,000 and $587,000, respectively, for the nine months and three months ended September 30, 2012 compared to the same periods of 2011.  The increase in net interest income for the nine month period was due to a reduction in interest expense which outpaced the reduction in interest income, as the Company experienced declines in its rates paid on interest bearing liabilities which outpaced decreases in its earning asset yields.  The increase in net interest income for the three month period was primarily driven by a decrease in interest expense, but was also attributable to an increase in interest income.  The increase in interest income between the two periods was due to an increase in interest income on loans, which was primarily driven by an increase in average loans.

Average earning assets for the nine months ended September 30, 2012 decreased 5.7 percent to $375.0 million from the $397.8 million reported for the nine months ended September 30, 2011.  The decrease was primarily attributable to a decrease of $19.7 million in average total investments, cash, and federal funds sold.  The decrease in these amounts was primarily due to sales and paydowns of available for sale securities between the two periods.

Average interest bearing liabilities for the nine months ended September 30, 2012 decreased 7.7 percent to $356.1 million from the $386.0 million reported for the nine months ended September 30, 2011.  The decrease was attributable to decreases of $35.3 million and $4.2 million in average time deposits and average other borrowings, respectively.  These decreases were partially offset by an increase of $9.6 million in average savings and transaction accounts.  The decrease in average time deposits was attributable to a decrease of $21.8 million in average retail time deposits, and a decrease of $13.5 million  in average brokered and wholesale time deposits.  The decrease in average other borrowings was primarily attributable to a $4.4 million decrease in average repurchase agreements.  These changes in the funding mix resulted from the Company’s efforts to build its core deposits while reducing its reliance on wholesale funding sources and retail time deposits.

SOUTHCOAST FINANCIAL CORPORATION
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the nine months ended September 30, 2012 and 2011.

(Dollars in thousands)	For the nine months ended			For the nine months ended
	September 30, 2012			September 30, 2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$12,848	$23	0.24%	$14,532	$25	0.24%
Investments – taxable	48,613	793	2.17	62,104	1,237	2.66
Investments - nontaxable (2)	5,941	178	3.99	10,480	316	4.03

Total investments and federal funds sold	67,402	994	1.96	87,116	1,578	2.42

Loans (3)(4)	307,582	12,632	5.47	310,699	12,983	5.58

Total earning assets/interest income	374,984	13,626	4.84%	397,815	14,561	4.89%
Other assets	57,947			64,215

Total assets	$432,931			$462,030

Liabilities
Savings and transaction accounts	$111,400	545	0.65%	$101,814	979	1.29%
Time deposits	176,000	1,478	1.12	211,269	2,399	1.52
Other borrowings	58,378	1,569	3.58	62,557	1,668	3.56
Subordinated debt	10,310	154	1.99	10,310	135	1.76

Total interest bearing liabilities/interest expense	356,088	3,746	1.40	385,950	5,181	1.79

Non-interest bearing liabilities	44,640			35,240

Total liabilities	400,728	3,746	1.25	421,190	5,181	1.64

Equity	32,203			40,840

Total liabilities and equity	$432,931			$462,030

Net interest income/margin (5)		$9,880	3.51%		$9,380	3.15%

Net interest spread (6)			3.44%			3.10%

(1) Annualized
(2) Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3) Does not include nonaccruing loans.
(4) Income includes loan fees of $581,000 in 2012 and $488,000 in 2011.
(5) Net interest income divided by total earning assets.
(6) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the nine months ended September 30, 2012 the average yield on earning assets was 4.84 percent, while the average cost of interest bearing liabilities was 1.40 percent.  For the nine months ended September 30, 2011 the average yield on earning assets was 4.89 percent and the average cost of interest-bearing liabilities was 1.79 percent.  Despite lower yields on individual classes of earning assets, the overall asset yield decreased only slightly due to a heavier mix of loans, which tend to be higher yielding, as a percentage of average earning assets, as well as lower volumes of loans becoming nonaccruing during the period.  During the nine months ended September 30, 2012 and 2011, loans comprised approximately 82.03% and 78.10%, respectively, of earning assets.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  The net interest margin was 3.51 percent and 3.15 percent for the nine months ended September 30, 2012 and 2011, respectively.  The increase in the net interest margin is primarily attributable to a $500,000 increase in net interest income accompanied by a $22.8 million decrease in average interest earning assets between the two periods.  The increase in net interest income was the result of a $1,435,000 decrease in interest expense, partially offset by a $935,000 decrease in interest income.  The decrease in interest expense was driven by maturities of higher cost time deposits and the repricings through rate decreases of savings and interest bearing transaction accounts.

Average earning assets for the three months ending September 30, 2012 decreased 1.89 percent to $378.8 million from the $386.1 million reported for the three months ending September 30, 2011. The decrease was attributable to a decrease of $15.0 million in average investments, cash, and federal funds sold, partially offset by a $7.7 million increase in average loans.

Average interest bearing liabilities for the three months ending September 30, 2012 decreased 5.2 percent to $354.3 million from the $373.9 million reported for the three months ending September 30, 2011. The change was primarily due to a $21.0 million decrease in average time deposits.

SOUTHCOAST FINANCIAL CORPORATION
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended September 30, 2012 and 2011.

(Dollars in thousands)	For the three months ended			For the three months ended
	September 30, 2012			September 30, 2011
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$9,775	$7	0.26%	$11,776	$8	0.28%
Investments – taxable	50,159	264	2.09	61,364	385	2.49
Investments - nontaxable (2)	5,592	56	3.95	7,379	70	3.75

Total investments and federal funds sold	65,526	327	1.98	80,519	463	2.28

Loans (3)(4)	313,311	4,255	5.39	305,618	4,018	5.22

Total earning assets/ interest income	378,837	4,582	4.80%	386,137	4,481	4.60%
Other assets	55,833			56,296

Total assets	$434,670			$442,433

Liabilities
Savings and transaction accounts	$110,828	170	0.61%	$108,173	345	1.26%
Time deposits	174,116	473	1.08	195,140	732	1.49
Other borrowings	59,065	489	3.28	60,286	547	3.60
Subordinated debt	10,310	51	1.96	10,310	45	1.72

Total interest bearing liabilities/interest expense	354,319	1,183	1.32	373,909	1,669	1.77

Non-interest bearing liabilities	47,056			38,140

Total liabilities	401,375	1,183	1.17	412,049	1,669	1.62

Equity	33,295			30,384

Total liabilities and equity	$434,670			$442,433

Net interest income/margin (5)		$3,399	3.56%		$2,812	2.89%

Net interest spread (6)			3.47%			2.83%

(1)	Annualized
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $187,000 in 2012 and $175,000 in 2011.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – continued
As shown above, for the three months ended September 30, 2012 the average yield on earning assets was 4.80 percent, while the average cost of interest bearing liabilities was 1.32 percent.  For the three months ended September 30, 2011 the average yield on earning assets was 4.60 percent and the average cost of interest-bearing liabilities was 1.77 percent.  The decrease in the average rates paid is due to market rate decreases over the last year.  The increase in asset yields is primarily due to a heavier mix of loans, which tend to be higher yielding, as a percentage of average earning assets, as well as lower volumes of loans becoming nonaccruing during the period.  The net interest margin was 3.56 percent and 2.89 percent for the three months ended September 30, 2012 and 2011, respectively.  The increase in the net interest margin is primarily attributable to a $587,000 increase in net interest income accompanied by a $7.3 million decrease in average interest earning assets between the two periods.  The increase in net interest income was the result of a $486,000 decrease in interest expense, as well as a $101,000 increase in interest income.  The decrease in interest expense was driven by maturities of higher cost time deposits and the repricings through rate decreases of savings and interest bearing transaction accounts.  The increase in interest income between the two periods was primarily driven by a $237,000 increase in interest income on loans.  This increase was primarily related to a  $964,000 reduction of total nonaccruals during the three months ended September 30, 2012, compared to an increase in total nonaccruals of $2,480,000 during the three months ended September 30, 2011.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the nine months ended September 30, 2012
	Versus nine months ended September 30, 2011 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(2)	$-	$(2)
Investments - taxable	(270)	(174)	(444)
Investments - non taxable (2)	(137)	(1)	(138)

Total investments and federal funds sold	(409)	(175)	(584)

Net loans (3)(4)	(131)	(220)	(351)

Total interest income	(540)	(395)	(935)

Interest expense:

Savings and transaction accounts	92	(526)	(434)
Time deposits	(402)	(519)	(921)
Other borrowings	(112)	13	(99)
Subordinated debt	-	19	19

Total interest expense	(422)	(1,013)	(1,435)

Net interest income	$(118)	$618	$500

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3)	Income includes loan fees of $581,000 in 2012 and $488,000 in 2011.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

	Analysis of Changes in Net Interest Income
	For the three months ended September 30, 2012
	Versus three months ended September 30, 2011 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(1)	$-	$(1)
Investments - taxable	(71)	(50)	(121)
Investments - non taxable (2)	(17)	3	(14)

Total investments and federal funds sold	(89)	(47)	(136)

Net loans (3)(4)	101	136	237

Total interest income	12	89	101

Interest expense:

Savings and transaction accounts	8	(183)	(175)
Time deposits	(79)	(180)	(259)
Other borrowings	(11)	(47)	(58)
Subordinated debt	-	6	6

Total interest expense	(82)	(404)	(486)

Net interest income	$94	$493	$587

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax asset.
(3)	Income includes loan fees of $187,000 in 2012 and $175,000 in 2011.
(4)	Does not include nonaccruing loans.

Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2012 was $2,550,000 compared to $2,179,000 for the nine months ended September 30, 2011, an increase of $371,000. This  increase was partially due to a $161,000 increase in fees on loans held for sale, which totaled $216,000 and $55,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase in the Company’s noninterest income was also partially attributable to the recognition of $176,000 of other-than-temporary impairment on available for sale securities during the nine months ended September 30, 2011, compared to no other-than-temporary impairment for the nine months ended September 30, 2012.  Also contributing to the increase in noninterest income were increases of $124,000 and $116,000 in gains on the sale of premises and equipment, and service fees on deposit accounts, respectively. The increase in service fees was attributable to a $9.6 million increase in average savings and interest bearing transaction accounts between the two periods.  Growth in these types of core deposit accounts commonly generates additional deposit fee income. Offsetting the increase in noninterest income was a $193,000 decrease in gains on available for sale securities between the two periods.

Noninterest expenses for the nine months ended September 30, 2012 were $8,957,000, compared to $12,217,000 for the nine months ended September 30, 2011, a decrease of $3,260,000.  This decrease was primarily due to a decrease of $2,319,000 in impairment provisions and other expenses related to other real estate owned, net of rental income. These expenses totaled $452,000 and $2,771,000 for the nine months ended September 30, 2012 and 2011, respectively. Of the $2,319,000 decrease, $2,053,000 was related solely to impairment provisions.  Also contributing to the decrease in noninterest expenses was a $540,000 increase in gains on the sale of other real estate owned. These gains totaled $1,043,000 and $503,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively.  Of the $1,043,000 of gains for the nine months ended September 30, 2012, $550,000 was related to the sale of one property.  The Company did not finance the purchase of this property for the buyer. The Company also saw decreases in salaries and employee benefits and other operating expenses of $174,000 and $143,000, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses – (continued)

Noninterest income for the three months ended September 30, 2012 was $1,070,000, compared to $524,000 for the three months ended September 30, 2011, an increase of $546,000. The increase was primarily due to increases in gains on the sale of available for sale securities and fees on loans held for sale of $411,000 and $101,000, respectively.

Noninterest expense for the three months ended September 30, 2012 was approximately $3,211,000, compared to approximately $3,741,000 for the three months ended September 30, 2011, a decrease of approximately $530,000. This decrease was primarily due to a $439,000 decrease in impairment provisions and other expenses related to other real estate owned, offset by rental income from other real estate owned.  Other operating expenses also decreased by $116,000 between the two periods, totaling $319,000 and $435,000 for the three months ended September 30, 2012 and September 30, 2011, respectively.

Income Taxes

For the period ended June 30, 2011, as referenced in Note 7 to the unaudited financial statements, due to its recent loss history and the potential negative impact of the economy on its future earnings, the Company provided for a full valuation allowance of its deferred tax asset. The gross amount of the Company’s deferred tax asset totaled approximately $8.3 million at September 30, 2012.  During the nine months ended September 30, 2012, the Company recorded tax expense of $3,000.  This amount reflected an $80,000 accrual for South Carolina state income taxes, which was almost completely offset by a $77,000 reduction in the valuation allowance for the deferred tax asset related to unrealized losses on available for sale securities.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area.  Core deposits (total deposits less certificates of deposit $250,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 91.3% of total deposits as of September 30, 2012.  Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans.  Available borrowings under this line totaled $42.3 million at September 30, 2012.  The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce,  and $5 million with Center State Bank.  These accommodations may be withdrawn at any time at the sole discretion of these institutions.  Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window.  The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line.  Total available borrowings under this line were $33.4 million at September 30, 2012.

Loans

Gross loans totaled $325.0 million and $319.7 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012, the Company had $10.9 million of nonaccrual loans, and no loans 90 past due and still accruing interest.  Of the nonaccruing loans, $10.1 million are secured by real estate.  The primary risk of loss on these loans is a potential deterioration of real estate collateral values.  At December 31, 2011, the Company had $21.3 million of nonaccrual loans and no loans 90 days past due and still accruing interest.  At September 30, 2011, the Company had $22.0 million of nonaccrual loans and $113,000 of loans 90 days past due and still accruing interest.  The allowance for loan losses was 2.59 percent of loans as of September 30, 2012, compared to 3.34 percent as of December 31, 2011 and 3.22 percent as of September 30, 2011.

For the nine months ended September 30, 2012 the Company recorded a loan loss provision of $880,000 compared to a loan loss provision of $6.6 million during the first nine months of 2011.  Loan loss provisions totaled $450,000 and $3.0 million for the three months ended September 30, 2012 and 2011, respectively.  Net loan chargeoffs for the nine months ended September 30, 2012 totaled $3.1 million.  However, $1.3 million of these chargeoffs was for five loans specifically reserved for in a prior period.  Additionally, due primarily to a $8.7 million decline in past due loans, the Company’s total general reserves declined by $1.1 million.  The need for future loan loss provisions will be influenced by loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors.  In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions in our loan portfolio, and collateral values of impaired loans deemed to be collateral dependent.  In 2011, management adjusted the length of the historical loss period used from four years to one year in order to better reflect recent loss trends.  Management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of September 30, 2012.

SOUTHCOAST FINANCIAL CORPORATION
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Loans – (continued)

For the nine months ended September 30, 2012, net chargeoffs to average loans outstanding totaled 1.36% on an annualized basis while the allowance for loan losses to gross loans totaled 2.59% at September 30, 2012.

Management identifies and maintains a list of potential problem loans.  These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more.  A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms.  The Company’s potential problem loans totaled $20.3 million and $13.9 million at September 30, 2012 and December 31, 2011, respectively.  The following chart summarizes the Company’s potential problem loans by type.

	September 30, 2012	December 31, 2011
(Dollars in thousands)

Construction and Land Development	$2,951	$3,035
1 – 4 Family Residential	8,406	4,020
Multifamily Residential	2,054	1,190
Commercial Real Estate	4,646	4,015
Commercial and Industrial and Other	2,229	1,634
Total	$20,286	$13,894

As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.  As of September 30, 2012, $5.5 million of total potential problem loans were loans that were returned to accruing status during 2012, though these loans did not merit being upgraded from their substandard status.  These loans contributed to the majority of the $6.3 million increase in potential problem loans.

Other Real Estate Owned

Other real estate owned totaled approximately $8.9 million as of September 30, 2012, $9.3 million at December 31, 2011, and $6.6 million as of September 30, 2011, net of a valuation reserve. Sales of other real estate owned totaled approximately $8.3 million and $8.0 million for the nine months ended September 30, 2012, and 2011, respectively.  Impairment charges on other real estate owned totaled $303,000 and $2,356,000 for the nine months ended September 30, 2012, and 2011, respectively.  Impairment charges on other real estate owned totaled $0 and $359,000 for the three months ended September 30, 2012, and 2011, respectively.

Deposits

Deposits increased $9.6 million during the first nine months of 2012 to $325.8 million at September 30, 2012.  Included in this amount were increases of $7.4 million in noninterest bearing transaction accounts, and $9.0 million in time deposits, partially offset by a decrease of $2.6 million in interest bearing transaction accounts, and a decrease of $4.2 million in savings and money market accounts.  The increase in noninterest bearing transaction accounts during the first nine months of 2012 was primarily attributable to the conversion of a high balance repurchase agreement to a noninterest bearing transaction account. The balance of the account was $3.0 million at September 30, 2012. Brokered and wholesale time deposits totaled $22.0 million and $42.9 million at September 30, 2012 and December 31, 2011, respectively.

SOUTHCOAST FINANCIAL CORPORATION
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at September 30, 2012 are summarized as follows:

Maturity	Rate	Balance

February 2013	0.36%	$9,000,000
July 2015	2.91%	2,000,000
July 2015	2.33%	10,000,000
October 2016	4.25%	5,000,000
November 2016	4.08%	5,000,000
January 2017	4.35%	5,000,000
January 2017	4.40%	5,000,000
January 2017	4.46%	5,000,000
January 2017	4.60%	5,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000

Balance		$61,000,000

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

Capital Resources
The Company’s total shareholders’ equity increased by approximately $2.8 million during the first nine months of 2012, primarily due to net income of  $2.6 million, proceeds from stock issuances of $55,000 pursuant to our Employee Stock Purchase Plan, and an increase in other comprehensive income of approximately $136,000. The Company’s Tier 1 capital to average assets ratio was 10.31 percent as of  September 30, 2012 compared to 9.73 percent as of December 31, 2011.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Capital Resources– continued

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations.  The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  These requirements are set by regulation and are shown in the table below, and are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings.  The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank.  As of September 30, 2012, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$45,828	14.02%	$32,677	10.00%	$26,141	8.00%
Tier 1 capital (to risk-weighted assets)	41,688	12.76%	19,606	6.00%	13,071	4.00%
Tier 1 capital (to average assets)	41,688	9.66%	21,588	5.00%	17,270	4.00%

The Company
Total capital (to risk-weighted assets)	48,984	14.88%	N/A	N/A	26,437	8.00%
Tier 1 capital (to risk-weighted assets)	44,817	13.62%	N/A	N/A	13,219	4.00%
Tier 1 capital (to average assets)	44,817	10.31%	N/A	N/A	17,282	4.00%

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party.  At September 30, 2012, the Company had issued commitments to extend credit of approximately $18.4 million and standby letters of credit of approximately $626,000 through various types of commercial lending arrangements. Approximately $12.7 million of these commitments to extend credit had variable rates.  The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2012.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,476	$1,617	$4,865	$7,958	$10,402	$18,360
Standby letters of credit	-	503	-	503	123	626
Totals	$1,476	$2,120	$4,865	$8,461	$10,525	$18,986

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

Date: November 13, 2012	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: November 13, 2012	By:	/s/ William C. Heslop
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