Form 10-K
period 2012-12-31
SOUTHCOAST FINANCIAL CORP
filed 2013-03-14
CIK 1083689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012	File Number 0-25933

SOUTHCOAST FINANCIAL CORPORATION
(Exact name of Registrant as specified in its Charter)

South Carolina	57-1079460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes [X] No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $10,940,488.  The Registrant has no non-voting common equity outstanding.  For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 28, 2013, there were 6,148,153 shares of the Registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012 - Parts I and II
(2)	Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders - Part III

10-K CROSS REFERENCE INDEX

CAUTIONARY NOTICE WITH RESPECT TO
 FORWARD-LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as  “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future identify forward-looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, income, and the economy, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, objectives, goals, anticipations, and intentions concerning the Company’s future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

•	future economic and business conditions;
•	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limited to, continued falling real estate values and increasing levels of unemployment;
•	government monetary and fiscal policies;
•	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•
the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;

•	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
•	credit risks;
•	higher than anticipated levels of defaults on loans;
•	perceptions by depositors about the safety of their deposits;
•	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
•	changes in assumptions underlying allowances on deferred tax assets;
•	changes in assumptions underlying, or accuracy of, analysis relating to other-than-temporary impairment of assets;
•	accuracy of fair value measurements and the methods and assumptions used to estimate fair value;
•
the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

•	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
•	changes in requirements of regulatory authorities;
•	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments
•	changes in accounting policies, rules and practices;
•	changes in technology or products that may be more difficult or costly, or less effective, than anticipated;

•	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
•	ability to continue to weather the current economic downturn;
•	loss of consumer or investor confidence; and
•	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

The Bank makes loans secured by real estate mortgages that are usually for the acquisition, improvement or construction and development of residential and other properties.  Residential real estate loans consist primarily of first and second mortgage loans on single family homes, with some mortgage loans on multifamily homes.  Loan-to-value ratios for these loans are generally limited to 80% at the time the loan is made.  Non-farm, non-residential loans are secured by business and commercial properties usually acquired using the loan proceeds.  Loan-to-value ratios on these loans are also generally limited to 80%.  The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Real estate construction loans typically consist of financing for the construction of 1-4 family dwellings and some non-farm, non-residential real estate.  Usually, loan-to-value ratios for these loans are limited to 80% and permanent financing commitments are required prior to the advancement of loan proceeds.

Management believes that the loan portfolio is adequately diversified. Management is not aware of any significant concentrations of loans made to any particular individuals, industries or groups of related individuals or industries, except for residential mortgage loans, commercial real estate loans, and construction and land development loans.  The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in the Bank’s service areas within Charleston, Dorchester and Berkeley Counties of South Carolina.  The economy of these areas is diversified and does not depend on any single industry or group of related industries. Approximately 92% of loans are secured by real estate located in those three counties or other coastal areas of South Carolina.  The Bank does not make any foreign loans.

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

At March 1, 2013, the Bank employed 92 persons full-time.  The Company has no employees.  Management of the Bank believes that its employee relations are excellent.

Competition

The Bank competes in the Charleston - North Charleston MSA.  As of June 30, 2012, 31 banks, savings and loans, and savings banks with 209 branch locations competed in the Charleston - North Charleston MSA.  As of June 30, 2012, the Bank held 3.52% of total deposits in the MSA of $9.7 billion.

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

Available Information

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act.  The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company does not have a website, but the Bank maintains a website at www.southcoastbank.com.  As required by SEC rules, the Company’s 2012 Annual Report to Shareholders and Proxy Statement for the 2013 Annual Meeting of Shareholders will be posted on this website upon mailing of such materials to shareholders.  Reports of beneficial ownership of securities filed on behalf of the Company’s directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934 and the Company’s other SEC filings, including financial statements in interactive data format, are also available on the Bank’s website.  Persons who are unable to obtain such filings from the SEC website or the Bank’s website may obtain free copies from the Company upon request.

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

General

As a bank holding company registered under the Bank Holding Company Act (“BHCA”), the Company is subject to supervision, and to regular inspection by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  The Bank is a state bank subject to regulation by the South Carolina State Board of Financial Institutions (“State Board”) and the FDIC.  The Company is also subject to regulation by the State Board.  The following discussion summarizes certain aspects of those laws and regulations that affect the Company and the Bank.  Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, the state legislature, and before the various bank regulatory agencies, and such proposals have increased in the wake of the recent financial crisis.  The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are difficult to determine.

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

As set forth under the caption “Management’s Discussion and Analysis – Capital Resources” in the Company’s Annual Report to Shareholders for the year ended December 31, 2012, which is included as Exhibit 13 to this Form 10-K, the Company and the Bank exceeded all applicable capital requirements at December 31, 2012.

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

FDIC Insurance Assessments

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions insurance premiums.  During the first quarter of 2009, the FDIC announced a special one-time emergency assessment.  The Bank paid $230,000 in September, 2009, based on June 30, 2009, deposits for the one-time emergency assessment.  On November 12, 2009, the FDIC Board of Directors adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessment for all of 2010, 2011 and 2012. On December 30, 2009, the Bank paid $1,967,911 related to the prepayment of these quarterly premiums for the years 2010, 2011 and 2012. For 2010 and the following two years, on a quarterly basis, the FDIC  continued, and will continue, to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance. The Bank expenses the current portion as calculated by the FDIC.  The amount expensed for 2012 was $566,976. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011.

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

The Dodd-Frank Act requires regulatory agencies to implement new regulations that establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  The Company continues to evaluate proposed and final regulations related to the Dodd-Frank Act as they are implemented in order to determine the impact each will have on current and future operations.  The majority of the resulting regulations affecting the Company have been implemented, and the Company has experienced a moderate loss of income associated with debit transactions and moderate increased compliance costs associated with other provisions of the Dodd-Frank Act.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system.  There can be no assurance, however, as to the actual long-term impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability recently experienced. The failure of such laws, regulations and programs to continue to help stabilize the financial markets and a continuation or worsening of current national and international financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Recent levels of market volatility are unprecedented.

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

Dramatic declines in the housing market during the prior four years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, as well as loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

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

Various laws, including the Federal Deposit Insurance Act, the Emergency Economic Stabilization Act of 2008 (“EESA”), and the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs.  As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably.  Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.  The Dodd-Frank Act made numerous changes in the way financial institutions are regulated, and creates a new agency to regulate consumer protection as well as expanding and modifying consumer protection laws.

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

We grew rapidly in our first 12 years of operations.  Although we did not grow significantly in 2010, 2011 or 2012, and do not expect to continue to grow as fast in the future as we have in the past, it is our intention to continue to expand our asset base.  Our future profitability will depend in part on our ability to manage growth successfully.  Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends.  If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

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

Substantially all of our business is located in the Greater Charleston area.  As a result, our financial condition and results of operations are affected by changes in the Charleston economy.  Over the past four years, we have experienced the adverse effects of the economic recession in the form of increased nonpayment and delinquent payment of loans, and decreases in the value of collateral securing loans and of real estate acquired through foreclosures.  If the economic recession and general decline in Charleston area real estate values or other adverse economic conditions continue, we would expect continuing decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans.  The existence of adverse economic conditions, declines in real estate values or the occurrence of other adverse economic conditions in Charleston and South Carolina could have a material adverse effect on our business, future prospects, financial condition or results of operations.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “SOCB.” Since January 1, 2012, the average daily trading volume has been approximately 7,118 shares.  Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

The market price of our common stock may continue to decline.

The market prices of many financial institution equity securities, including ours, have declined significantly over three of the past four years in response to the financial crises affecting the banking system and financial markets.  There can be no assurance that such declines will not resume.

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

Declaration and payment of dividends are within the discretion of our board of directors.  Our bank will be our most likely source of funds with which to pay cash dividends.  Our bank’s declaration and payment of future dividends to us are within the discretion of the bank’s board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors.  Payment of dividends is also subject to various regulatory requirements and considerations.  Furthermore, as long as there are preferred securities of the Southcoast Capital Trust III outstanding and the Company has elected to defer making interest payments with respect to the preferred securities as permitted by the terms of the preferred securities, the Company may not declare or pay dividends on its common stock or redeem or repurchase any shares of its common stock, subject to certain minor exceptions, including payment of stock dividends.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

The Company owns the real property at 530-534 Johnnie Dodds Boulevard, Mt.  Pleasant, South Carolina, where its main offices are located.  The Company also owns the following properties in Charleston and Berkeley Counties of South Carolina, where its branch offices are located: 602 Coleman Boulevard, Mt. Pleasant; 3305 South Morgan’s Point Road, Mt.  Pleasant; 802 Savannah Highway, Charleston; 1654 Sam Rittenberg Boulevard, Charleston; 337 East Main Street, Moncks Corner; 597 Old Mount Holly Road, Goose Creek; and 8420 Dorchester Road, North Charleston.  The Company leases the properties at 302 N.  Main Street, Summerville; and 2753 Maybank Highway, Johns Island.  All properties are believed to be well suited for the Company’s needs.

The Company also owns property at 299 East Bay Street in Charleston, which it acquired through foreclosure and has decided to retain for future branch expansion.  In addition, the Company owns a parcel of land in Bluffton, South Carolina, which it acquired in 2006 and is holding for possible future branch expansion.  In February, 2012, the Company sold a parcel of real property in Hilton Head, South Carolina, which it had also previously acquired for branch expansion.

At December 31, 2012, the Bank also held 17 properties acquired through foreclosure or in settlement of loans.  All of the properties were being marketed for sale.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption “Corporate Data -- Common Stock and Dividends” in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012 (the “2012 Annual Report”), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

There were no sales of equity securities by the Company during the year ended December 31, 2012 that were not registered under the Securities Act of 1933.
.
Purchases of Equity Securities by the Company and Affiliated Purchasers

The Company did not purchase any shares of its equity securities during the fourth quarter of 2012.

Item 6.   Selected Financial Data

Not required.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2012 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the captions “Management’s Discussion and Analysis – Market Risk – Interest Rate Sensitivity” and “–Off Balance Sheet Arrangements” in the 2012 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements, including Notes thereto, in the 2012 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

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

Management has assessed the effectiveness of Southcoast Financial Corporation’s internal control over financial reporting as of December 31, 2012.  In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework.” Based on our assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Date:  December 31, 2012

/s/L. Wayne Pearson	/s/William C. Heslop
L. Wayne Pearson	William C. Heslop
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

No information was required to be disclosed in a Form 8-K during the fourth quarter of 2012 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Election of Directors – Directors and Nominees” and “–Executive Officers,” and “Committees of our Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in registrant’s definitive proxy statement to be filed with the Commission for the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) is incorporated herein by reference.

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

Audit Committee Financial Expert

The Company’s board of directors has determined that the Company does not have an “audit committee financial expert,” as that term is defined by Item 407(d)(5) of Regulation S-K  promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company’s audit committee is a committee of directors who are independent of the Company and its management. After reviewing the experience and training of all of the Company’s independent directors, the board of directors has concluded that no independent director meets the SEC’s very demanding definition of an “audit committee financial expert.”  Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected as a director by the shareholders in order to have an “audit committee financial expert” serving on the Company’s audit committee. The Company’s audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an “audit committee financial expert” on its audit committee.

Item 11. Executive Compensation.

The information set forth under the caption “Management Compensation” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of our Management” in the 2013 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2012 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of remaining securities available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (1) (c)

Equity compensation plans approved by security holders	-	$-	107,845

Equity compensation plans not approved by security holders	-	$-	-

Total	-	$-	107,845

(1)  Represents shares remaining available for issuance under the Company’s 2010 Employee Stock Purchase Plan.

Item  13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions  “Certain Relationships and Related Transactions” and  “Governance Matters – Director Independence” in the 2013 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” in the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheets
-	Consolidated Statements of Operations
-	Consolidated Statements of Shareholders’ Equity
-	Consolidated Statements of Comprehensive Income (Loss)
-	Consolidated Statements of Cash Flows
-	Notes to Consolidated Financial Statements
(2)           Financial Statement Schedules – None
(3)           Exhibits – Please see Exhibit Index for a list of exhibits

SIGNATURE

Pursuant to the  Requirements  of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southcoast Financial Corporation

March 14, 2013	By:	/s/L. Wayne Pearson
L. Wayne Pearson
Chairman and Chief Executive Officer

	By	/s/William C. Heslop
William C. Heslop
Senior Vice President and Chief Financial Officer
(Principal Financial and Principal
Accounting Officer)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Tommy B. Baker
Tommy B. Baker	Director	March 14, 2013

/s/William A. Coates
William A. Coates	Director	March 14, 2013

/s/Stephen F. Hutchinson
Stephen F. Hutchinson	Director	March 14, 2013

/s/L. Wayne Pearson
L. Wayne Pearson	Chairman, Chief Executive	March 14, 2013
Officer, Director

/s/Robert M. Scott
Robert M. Scott	Director	March 14, 2013

/s/James P. Smith
James P. Smith	Director	March 14, 2013

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (incorporated by reference to exhibits to Form 10-SB filed April 30, 1999)
3.2	Bylaws of Registrant, as amended September 13, 2007 (incorporated by reference to exhibit to Form 8-K filed September 14, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000)
10.1	1999 Stock Option Plan (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999)
10.2	Form of Stock Option Agreement (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000)
10.3
Form of Amended and Restated Employment Agreements, dated as of  December 29, 2008, between the Company and each of Robert A. Daniel, Jr., William B. Seabrook, and William C. Heslop (incorporated by reference to exhibits to Form 8-K, filed January 5, 2009)

10.4
Form of Endorsement Split Dollar Agreement, dated as of December 29, 2008, between Southcoast Community Bank and each of Robert A. Daniel, Jr., William B. Seabrook, and William C. Heslop (incorporated by reference to exhibits to Form 8-K, filed January 5, 2009)

10.5
Junior Subordinated Indenture between Registrant and Wilmington Trust Company dated as of August 5, 2005 (incorporated by reference to exhibits to Form S-1 (Registration Statement No. 333-128247), filed August 12, 2005)

10.6
Guarantee Agreement between Registrant and Wilmington Trust Company, dated as of August 5, 2005 (incorporated by reference to exhibits to Form S-1 (Registration Statement No. 333-128247), filed August 12, 2005)

10.7
Placement Agreement among Registrant, Southcoast Capital Trust III and Credit Suisse First Boston LLC dated as of August 5, 2005 (incorporated by reference to exhibits to Form S-1 (Registration Statement No. 333-128247), filed August 12, 2005)

10.8
Form of Endorsement Split Dollar Agreement between the Company and each of Tommy B. Baker, William A. Coates, Stephen F. Hutchinson, Robert M. Scott, and James P. Smith, dated December 13, 2007 (incorporated by reference to exhibits to Form 8-K filed December 19, 2007)

10.9
Amended and Restated Employment Agreement, dated as of August 14, 2008, among Southcoast Financial Corporation, Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)

10.10	Amended Salary Continuation Agreement between Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed April 3, 2009)
10.11	Endorsement Split Dollar Agreement, dated as of August 14, 2008, between Southcoast Financial Corporation and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)
10.12	Southcoast Financial Corporation 2010 Employee Stock Purchase Plan (incorporated by reference to exhibits to Proxy Statement for 2010 Annual Meeting of Shareholders, filed April 14, 2010)
13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2012 incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant (incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2007)
23	Consent of Crowe Horwath LLC
31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32	Section 1350 Certifications
101	Interactive Data File