Form 10-Q
period 2013-03-31
SOUTHCOAST FINANCIAL CORP
filed 2013-05-03
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

7,074,123 shares of common stock, no par value, as of April 30, 2013

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$35,035	$21,984
Federal funds sold	62	-
Total cash and cash equivalents	35,097	21,984

Investment securities
Available for sale	42,183	44,849
Federal Home Loan Bank Stock, at cost	3,696	3,518

Loans held for sale	776	1,789

Loans, net of allowance of $7,807 and $8,159	316,365	319,310

Premises and equipment, net	21,540	21,653
Other real estate owned, net	6,798	9,619
Company owned life insurance	12,397	12,309
Other assets	2,984	3,190
Total assets	$441,836	$438,221

Liabilities
Deposits
Noninterest-bearing	$45,777	$38,797
Interest-bearing	274,861	280,835

Total deposits	320,638	319,632

Federal funds purchased	-	4,570
Securities sold under agreements to repurchase	1,566	1,379
Federal Home Loan Bank Borrowings	70,500	64,000
Junior subordinated debentures	10,310	10,310
Other liabilities	3,555	4,066

Total liabilities	406,569	403,957

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 7,070,375 shares issued and outstanding at March 31, 2013 and 7,065,515 at December 31, 2012)	54,484	54,437
Accumulated deficit	(17,996)	(19,002)
Accumulated other comprehensive loss	(1,221)	(1,171)

Total shareholders’ equity	35,267	34,264

Total liabilities and shareholders’ equity	$441,836	$438,221

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Interest income
Loans, including fees	$4,201	$4,155
Investment securities	252	304
Cash and federal funds sold	6	6

Total interest income	4,459	4,465

Interest expense
Deposits and borrowings	1,026	1,288

Net interest income	3,433	3,177
Provision for loan losses	-	100

Net interest income after provision for loan losses	3,433	3,077

Noninterest income
Service fees on deposit accounts	377	378
Fees on loans held for sale	89	33
Gains on sales of available for sale securities	--	215
Company owned life insurance earnings	88	99
Gains on sales of premises and equipment	-	124
Other	35	57
Total noninterest income	589	906

Noninterest expenses
Salaries and employment benefits	1,679	1,596
Occupancy	345	357
Furniture and equipment	408	378
Software	72	64
Insurance	199	202
Professional fees	158	231
Telephone, postage, and supplies	93	82
Gain on sale of other real estate owned	(288)	(736)
Other real estate owned impairment provision, and other expenses, net of rental income	4	225
Other operating expenses	290	253

Total noninterest expenses	2,960	2,652

Income before income taxes	1,062	1,331
Income tax expense	56	88

Net income	$1,006	$1,243

Basic net income per common share	$.14	$.18

Diluted net income per common share	$.14	$.18

Weighted average shares outstanding
Basic	7,070,375	7,031,247

Diluted	7,070,375	7,031,247

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Net income	$1,006	$1,243

Other comprehensive loss:
Unrealized gains/losses on securities:
Unrealized holding losses arising during the period	(50)	(196)
Reclassification adjustment for gains included in net income	-	(215)
Tax effect	-	148
Net of tax	(50)	(263)

Total other comprehensive loss	(50)	(263)

Comprehensive income	$956	$980

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity
For the three months ended March 31, 2013 and 2012
(Unaudited)

(Dollars in thousands)			Accumulated Deficit	Accumulated Other
	Common Stock			Comprehensive	Total
	Shares	Amount		Loss

Balance, January 1, 2012	7,017,830	$54,382	$(22,520)	$(1,050)	$30,812

Net income for the period			1,243		1,243

Other comprehensive loss, net of tax				(263)	(263)

Comprehensive income					980

Employee stock purchase plan	13,417	15	. -	-	15

Balance, March 31, 2012	7,031,247	$54,397	$(21,277)	$(1,313)	$31,807

Balance, January 1, 2013	7,065,515	$54,437	$(19,002)	$(1,171)	$34,264

Net income for the period			1,006		1,006

Other comprehensive loss, net of tax				(50)	(50)

Comprehensive income					956

Employee stock purchase plan	4,860	47	. -	-	47

Balance, March 31, 2013	7,070,375	$54,484	$(17,996)	$(1,221)	$35,267

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in thousands)	For the Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$1,006	$1,243
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in deferred income taxes	-	148
Provision for loan losses	-	100
Depreciation and amortization	205	223
Discount accretion and premium amortization	99	123
Gains on sales of available for sale securities	-	(215)
Gains on sales of premises and equipment	-	(124)
Gain on sale of other real estate owned	(288)	(736)
Change in deferred gain on sale of other real estate owned	(21)	-
Impairment charges on other real estate owned	-	228
Originations of loans held for sale	(3,886)	(2,532)
Proceeds from sales of loans held for sale	4,899	3,043
Company owned life insurance earnings	(88)	(99)
Decrease in other assets	205	163
Decrease in other liabilities	(510)	(145)
Net cash provided by operating activities	1,621	1,420

Investing activities
Purchases of investment securities available-for-sale	-	(8,362)
Sales of investment securities available-for-sale	-	10,226
Calls, maturities, and paydowns of investment securities available-for-sale	2,517	3,396
Purchases of Federal Home Loan Bank stock	(178)	-
Net (increase) decrease in loans	3,358	(4,883)
Proceeds from sales of premises and equipment	-	1,159
Purchases of premises and equipment	(91)	(998)
Proceeds from sales of other real estate owned	2,816	2,742
Capital expenditures related to other real estate owned	(99)	(18)
Net cash provided by investing activities	8,323	3,262

Financing activities
Net increase in deposits	1,005	11,621
Increase (decrease) in federal funds purchased	(4,570)	1,211
Increase (decrease) in securities sold under agreements to repurchase	187	(561)
Increase (decrease) in Federal Home Loan Bank Borrowings	6,500	(3,000)
Net proceeds from issuances of stock	47	15
Net cash provided by financing activities	3,169	9,286

Increase in cash and cash equivalents	13,113	13,968
Cash and cash equivalents, beginning of period	21,984	18,037
Cash and cash equivalents, end of period	$35,097	$32,005

Cash paid for:
Interest	$1,356	$1,167
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$317	$705
Change in unrealized losses on available-for-sale securities	$50	$411
Loans to finance sales of other real estate owned	$730	$672

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

Note 3 - Net Income Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.

Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.  The Company declared a 15% stock dividend during the year ended December 31, 2012.  In April 2013 the Company declared another 15% stock dividend with a record date of May 31, 2013 and a payment date of June 21, 2013. These dividends were accounted for as stock splits, with all prior period share amounts retroactively restated.

Note 4 – Recently Issued Accounting Standards

There were no recently issued authoritative pronouncements that had a material impact on the Company’s accounting, reporting, or disclosures of financial information as of March 31, 2013.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	March 31, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$34,740	$457	$47	$35,150
Municipal securities	5,062	324	-	5,386
Other	4,192	-	2,545	1,647

Total	$43,994	$781	$2,592	$42,183

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$37,361	$590	$-	$37,951
Municipal securities	5,061	358	-	5,419
Other	4,190	-	2,711	1,479
Total	$46,612	$948	$2,711	$44,849

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

Available for Sale
(Amounts in thousands)	March 31, 2013
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$10,102	$47	$-	$-	$10,102	$47
Other	-	-	1,647	2,545	1,647	2,545

Total	$10,102	$47	$1,647	$2,545	$11,749	$2,592

	December 31, 2012
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$-	$-	$-	$-	$-	$-
Other	-	-	1,479	2,711	1,479	2,711

Total	$-	$-	$1,479	$2,711	$1,479	$2,711

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,545,000, or 98% of unrealized losses, and $2,711,000, or 100% of unrealized losses, at March 31, 2013 and December 31, 2012, respectively.  These unrealized losses for both periods were comprised of four securities.  The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The unrealized loss attributable to “Other” securities primarily relates to valuations on two individual pooled trust preferred securities.  The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities.  These securities are considered Level 3 securities in the fair value hierarchy as they both trade in less than liquid markets.

One of the Company’s pooled trust preferred securities with an amortized cost of approximately $1.8 million and fair value of approximately $1.0 million is receiving contractual interest payments, while the other with an amortized cost of approximately $1.7 million and fair value of approximately $51,000 is receiving payment-in-kind interest in lieu of cash interest payments.  Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security.  Payment-in-kind interest consists of capitalization of interest amounts due on a security.  In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security.  Future interest payments are accrued on these larger principal balances.  The Company has discontinued the accrual of interest on this security due to its payment-in-kind status.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers.  Individual issuers are allowed to defer their interest payments for a period of up to five years.  The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior.  The Company owns notes in the C tranche of the security.  Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments.  The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche.  The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure.  These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest.  At March 31, 2013, there was $231,067,000 of performing collateral in the pool.  The table below summarizes balance and overcollateralization data for the individual tranches at March 31, 2013.

(Amounts in thousands)
Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$192,021	128.00%	124.94%
B	41,466	115.00%	102.75%
C	46,985	106.20%	85.54%
D	27,129	100.30%	78.00%
Income Notes	18,000	N/A	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5 – Investment Securities – (continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”).  This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter.  The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers.  Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes.  The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches.  The OTTI evaluation prepared as of March 31, 2013 predicts the Company will resume receipt of its contractual principal and interest payments during the year 2017, which is when the B tranche is projected to pass its overcollateralization test.  These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying trust preferred securities.  The OTTI evaluation model assumes no recoveries on defaults.  The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income.  No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods.  Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security.  Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security.  Total other-than-temporary impairment in accumulated other comprehensive income was $1,093,000 for the security (Security B in the table below) at March 31, 2013.

The following table provides certain relevant details on each of our pooled trust preferred securities as of March 31, 2013, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers.  “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure.  It is expressed in the tables below as a percentage of performing collateral.  It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

March 31, 2013
(Amounts in thousands)
	Security A	Security B

Book Value	$1,809	$1,733
Fair Value	$1,018	$51
Unrealized Loss	$791	$1,682
Number of underlying financial institution issuers	48	40
Number of deferrals and defaults	13	14
Additional expected deferrals/ defaults*	N/A	0/2
Excess Subordination as a percentage of performing collateral^	19.78%	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 5 – Investment Securities – (continued)

The amortized costs and fair values of investment securities available for sale at March 31, 2013 by contractual maturity are shown in the following table.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Due after five but within ten years	$2,339	$2,480
Due after ten years	6,815	4,475
Mortgage backed	34,740	35,150
Equity securities with no maturity	150	78
Total investment securities available-for-sale	$44,044	$42,183

The proceeds from sales of securities and the associated gains are listed below:

(Amounts in thousands)	Three Months Ending March 31,
	2013	2012

Proceeds	$-	$10,226
Gross Gains	-	215
Gross Losses	-	-

The tax provision related to the above net realized gains and losses was $0 and $77,000 for the periods ended March 31, 2013 and 2012.

Investment securities with an aggregate amortized cost of $23,662,000 and estimated fair value of $23,317,000 at March 31, 2013, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $1,414,000 and estimated fair value of $1,442,000 at March 31, 2013, were pledged to secure securities sold under agreements to repurchase.

Investment securities with an aggregate amortized cost of $22,790,000 and estimated fair value of $23,222,000 at December 31, 2012, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $1,599,000 and estimated fair value of $1,625,000 at December 31, 2012, were pledged to secure securities sold under agreements to repurchase.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Real estate secured loans:
Residential 1-4 Family	$173,013	$174,421
Multifamily	5,515	5,555
Commercial	81,004	80,284
Construction and land development	38,865	40,305
Total real estate secured loans	298,397	300,565
Commercial and industrial	23,175	24,511
Consumer	2,115	1,915
Other	485	478
Total gross loans	324,172	327,469
Allowance for loan losses	(7,807)	(8,159)
	$316,365	$319,310

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

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of March 31, 2013 and December 31, 2012 (including nonaccrual loans).

(Dollars in thousands)
Credit Risk Profile by Creditworthiness Category
As of March 31, 2013 and December 31, 2012

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2013	2012	2013	2012	2013	2012	2013	2012
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	60,841	59,303	605	611	10,211	6,825	8,351	7,037
4	49,058	49,619	675	684	27,625	29,038	9,621	10,054
5	51,670	50,336	3,861	3,500	26,317	25,130	15,994	17,633
6	1,749	2,036	-	-	11,019	11,139	502	1,215
7	8,371	10,287	374	760	5,832	8,152	4,222	4,366
8	1,324	2,840	-	-	-	-	175	-
9	-	-	-	-	-	-	-	-

Total	$173,013	$174,421	$5,515	$5,555	$81,004	$80,284	$38,865	$40,305

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Grade
1	$374	$2,329	$366	$55	$-	$-	$740	$2,384
2	-	-	-	309	-	-	-	309
3	1,922	2,523	283	234	189	191	82,402	76,724
4	6,679	5,620	243	1,105	218	227	94,119	96,347
5	8,094	6,702	1,045	-	78	60	107,059	103,361
6	3,606	3,713	-	-	-	-	16,876	18,103
7	2,500	3,624	178	212	-	-	21,477	27,401
8	-	-	-	-	-	-	1,499	2,840
9	-	-	-	-	-	-	-	-

Total	$23,175	$24,511	$2,115	$1,915	$485	$478	$324,172	$327,469

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)

Past Due Loans
For the Periods Ended March 31, 2013 and December 31, 2012

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$3,378	$60	$4,258	$7,696	$165,317	$173,013	$	- -
Multifamily Residential	374	-	-	374	5,141	5,515		-
Commercial Real Estate	1,813	157	127	2,097	78,907	81,004		-
Construction and Land Development	89	-	1,961	2,050	36,815	38,865		91
Non Real Estate Secured								-
Commercial and Industrial	979	148	254	1,381	21,794	23,175		-
Consumer and Other	45	48	54	147	2,453	2,600		-

Total	$6,678	$413	$6,654	$13,745	$310,427	$324,172		$91

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$2,712	$834	$5,385	$8,931	$165,490	$174,421	$	- -
Multifamily Residential	-	379	-	379	5,176	5,555		-
Commercial Real Estate	1,711	-	127	1,838	78,446	80,284		-
Construction and Land Development	182	-	999	1,181	39,124	40,305		-
Non Real Estate Secured								-
Commercial and Industrial	686	29	394	1,109	23,402	24,511		-
Consumer and Other	20	11	54	85	2,308	2,393		-

Total	$5,311	$1,253	$6,959	$13,523	$313,946	$327,469		$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)

	March 31, 2013	December 31, 2012

1-4 Family Residential	$5,281	$6,821
Multifamily Residential	-	-
Commercial Real Estate	564	531
Construction and Land Development	1,993	1,317
Commercial and Industrial	819	990
Consumer and Other	60	55

Total	$8,717	$9,714

At March 31, 2013 and December 31, 2012, nonaccrual loans totaled $8.7 million and $9.7 million, respectively.  The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $758,000 and $777,000 at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $10.3 million and $11.7 million, respectively. Impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $7.7 million and $8.9 million at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013 and December 31, 2012, there were $91,000 and $0, respectively, of loans over ninety days past due and still accruing interest.

At March 31, 2013 and December 31, 2012, all TDRs, including those on nonaccrual status, totaled $4.2 million and $4.6 million, respectively.  The gross interest income that would have been recognized on TDRs according to the original loan terms during the first quarter of  2013 totaled approximately $16,000; actual interest income recognized on these loans according to the restructured terms totaled $18,000.  The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2012 totaled approximately $93,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $92,000. During the quarter ended March 31, 2013, there were no loans that had  their original loan terms restructured, and no loans that had previously had their original terms restructured went into nonaccrual.  During the same period, no amounts related to TDRs were charged off. TDRs did not have a material effect on the allowance for loan losses as of March 31, 2013 or December 31, 2012.

The following tables provide a year to date analysis of activity within the allowance for loan losses.
(Dollars in thousands)	March 31, 2013	March 31, 2012

Balance, beginning of year	$8,159	$10,691
Provision for loan losses	-	100
Net charge offs	(352)	(1,212)
Balance, end of quarter	$7,807	$9,579

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended March 31, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,312	$(93)	$211	$(215)	$1,854	$361	$2,215
Multifamily Residential	39	-	-	26	65	-	65
Commercial Real Estate	1,264	-	-	218	1,413	69	1,482
Construction and Land Development	606	(533)	2	1,041	816	300	1,116
Non Real Estate Secured
Commercial and Industrial	1,324	(8)	3	(362)	876	81	957
Consumer and Other	55	-	66	(101)	20	-	20
Other
Other General Reserves	1,939	-	-	(447)	1,492	-	1,492
Unallocated	620	-	-	(160)	460	-	460
Total	$8,159	$(634)	$282	$-	$6,996	$811	$7,807

	For the Three Months Ended March 31, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,861	$(587)	$13	$(53)	$1,382	$852	$2,234
Multifamily Residential	297	-	-	(20)	155	122	277
Commercial Real Estate	2,409	(532)	-	(9)	1,785	83	1,868
Construction and Land Development	633	(137)	53	762	658	653	1,311
Non Real Estate Secured
Commercial and Industrial	1,898	-	3	(561)	1,340	-	1,340
Consumer and Other	41	(25)	-	31	47	-	47
Other
Other General Reserves	1,515	-	-	14	1,529	-	1,529
Unallocated	1,037	-	-	(64)	973	-	973
Total	$10,691	$(1,281)	$69	$100	$7,869	$1,710	$9,579

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 6 – Loans - (Continued)

	For the Year Ended December 31, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,861	$(1,968)	$64	$1,355	$1,944	$368	$2,312
Multi Family Residential	297	-	18	(276)	39	-	39
Commercial Real Estate	2,409	(883)	1	(263)	1,188	76	1,264
Construction and Land Development	633	(617)	67	523	512	94	606
Non Real Estate Secured
Commercial and Industrial	1,898	(65)	23	(532)	1,285	39	1,324
Consumer and Other	41	(54)	2	66	55	-	55
Other
Other General Reserves	1,515	-	-	424	1,939	-	1,939
Unallocated	1,037	-	-	(417)	620	-	620
Total	$10,691	$(3,587)	$175	$880	$7,582	$577	$8,159

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment.  The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of March 31, 2013 and December 31, 2012.

Loans Receivable:	As of March 31, 2013
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$5,415	$167,598	$173,013
Multifamily Residential	-	5,515	5,515
Commercial Real Estate	524	80,480	81,004
Construction and Land Development	1,702	37,163	38,865
Non Real Estate Secured
Commercial and Industrial	81	23,094	23,175
Consumer and Other	-	2,600	2,600
Total:	$7,722	$316,450	$324,172

Loans Receivable:	As of December 31, 2012
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$6,953	$167,468	$174,421
Multifamily Residential	382	5,173	5,555
Commercial Real Estate	531	79,753	80,284
Construction and Land Development	830	39,475	40,305
Non Real Estate Secured
Commercial and Industrial	204	24,307	24,511
Consumer and Other	-	2,393	2,393
Total:	$8,900	$318,569	$327,469

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)
Impaired Loans
For the Three Months ended March 31, 2013

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$3,570	$3,195	$-	$375	$3,225	$18
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	931	398	-	533	675	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$2,220	$2,220	$361	$-	$2,222	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	524	524	69	-	528	-
Construction and Land Development	1,304	1,304	300	-	1,304	-
Commercial and Industrial	81	81	81	-	142	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$5,790	$5,415	$361	$375	$5,447	$18
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	524	524	69	-	528	-
Construction and Land Development	2,235	1,702	300	533	1,979	-
Commercial and Industrial	81	81	81	-	142	-
Consumer and Other	-	-	-	-	-	-

Total:	$8,630	$7,722	$811	$908	$8,096	$18

(1)  Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)
Impaired Loans
For the Three Months Ended March 31, 2012

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

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6 - Loans – (continued)
(Dollars in thousands)
Impaired Loans
For the Year Ended December 31, 2012

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$5,430	$4,375	$-	$1,055	$4,960	$48
Multifamily Residential	382	382	-	-	429	30
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	353	353	-	-	352	-
Commercial and Industrial	74	74	-	-	74	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$2,616	$2,578	$367	$38	$2,642	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	531	531	76	-	548	-
Construction and Land Development	477	477	95	-	478	-
Commercial and Industrial	130	130	39	-	131	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$8,046	$6,953	$367	$1,093	$7,602	$48
Multifamily Residential	382	382	-	-	429	30
Commercial Real Estate	531	531	76	-	548	-
Construction and Land Development	830	830	95	-	830	-
Commercial and Industrial	204	204	39	-	205	-
Consumer and Other	-	-	-	-	-	-

Total:	$9,993	$8,900	$577	$1,093	$9,614	$78

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7 – Deferred Taxes

At June 30, 2011, the Company recorded a full valuation allowance against its deferred tax assets totaling approximately $6.4 million.  In arriving at its decision to do so, management evaluated the Company’s preceding three year pretax historical losses totaling approximately $19.4 million, the economy of the last several years which contributed to these losses, and the Company’s immediate earnings outlook.  Based on these factors, management did not consider it more likely than not that the Company would generate sufficient tax liabilities through earnings to offset its level of deferred tax assets.  Prior to the year ending December 31, 2008, the Company had a consistent history of generating significant pretax income.  The tax losses generated during the years ended December 31, 2010 and 2009 were completely absorbed through the use of net operating loss carrybacks.  These factors, coupled with the Company’s income projections over the next several years, led to the Company’s decision to not provide for a valuation allowance prior to June 30, 2011.  However, management’s assessment of the near term realizability of the deferred tax asset changed as a result of the required provisions for loan losses and other real estate owned for the three months ended June 30, 2011.  These provisions and the then current economic conditions that fueled them led to uncertainty about the required level of future provisions and, therefore, led management to the conclusion that a full valuation allowance on the Company’s deferred tax assets was needed.  At March 31, 2013, the size of the Company’s deferred tax assets, prior to the valuation allowance, totaled approximately $7.5 million, which was primarily related to its allowance for loan losses and income tax net operating loss carryforwards.  Management continues to monitor its earnings trends and future earnings outlook in assessing the realizability of its deferred tax assets.  At March 31, 2013, the Company continued to maintain a full valuation allowance against its deferred tax assets.

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

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value.  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2.  There were no fair value adjustments to mortgage loans held for sale as of March 31, 2013 and December 31, 2012.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value.  The Company considers problem loans with principal balances of $250,000 or greater individually for impairment.  The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At March 31, 2013, substantially all impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell.  Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments.  Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  If  the fair value of an impaired loan is based on an observable market price of the loan the Company records the impaired loan as nonrecurring Level 2.  When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated costs to sell the Company records the impaired loan as nonrecurring Level 3.

Other real estate owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)
Assets measured at fair value on a recurring basis are as follows as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$35,150	$-	$35,150
Municipals	-	5,386	-	5,386
Other	-	78	1,569	1,647

Total assets at fair value	$-	$40,614	$1,569	$42,183

	December 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$37,951	$-	$37,951
Municipals	-	5,419	-	5,419
Other	-	78	1,401	1,479

Total assets at fair value	$-	$43,448	$1,401	$44,849

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

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

The following table reconciles the changes in recurring Level 3 financial instruments for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	March 31, 2013	March 31, 2012

Beginning of Year Balance	$1,401	$1,490
Discount Accretion	2	2
Unrealized Gain (Loss)	166	(246)
Ending Balance	$1,569	$1,246

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2013 (amounts in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates
Pooled Trust Preferred Securities	$1,069	Discounted cash flows	Discount rate	Approximately 13%
			Weighted default probability for deferring issuers	Approximately 63%
			Recovery rate on deferring issuers	10%	-	15%
			Default probability for current issuers	0.33%	-	7.50%

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

In addition to the pooled trust preferred securities included in the table above, the Company owns a single-issue trust preferred security for which meaningful pricing data is not readily available.  The security’s book value of $500,000 is assumed to equal its fair value.

There were no changes in unrealized gains and losses for Level 3 asssets which were recorded in earnings for either of the three month periods ended March 31, 2013 or March 31, 2012.

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2013 and December 31, 2012 (amounts in thousands):
	March 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential	$-	$-	$1,859	$1,859
Commercial Real Estate	-	-	455	455
Construction and Land Development	-	-	1,004	1,004
Other Real Estate Owned
Commercial Real Estate	-	-	100	100
Construction and Land Development	-	-	250	250

Total assets at fair value	$-	$-	$3,668	$3,668

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

	December 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential	$-	$-	$4,697	$4,697
Commercial & Industrial	-	-	91	91
Commercial Real Estate	-	-	455	455
Construction and Land Development	-	-	382	382
Other Real Estate Owned
Commercial Real Estate	-	-	100	100
Construction and Land Development	-	-	349	349

Total assets at fair value	$-	$-	$6,074	$6,074

Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $4,129,000 with a valuation allowance of $811,000 at March 31, 2013, resulting in an additional provision for loan losses of $236,000 for the three months ended March 31, 2013.  These additional provisions included $206,000 for Construction and Land Development loans and $30,000 for Commercial & Industrial loans. Commercial & Industrial loans evaluated using the fair value of collateral consisted of two loans with contractual balances totaling $80,000 which were fully reserved for and had no residual fair value.  The Company is currently still working on a plan to collect the amounts due on these loans.  If these collection efforts are unsuccessful the Company will charge off these loans.

At December 31, 2012, impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $6,202,000 with a valuation allowance of $577,000, resulting in an additional provision for loan losses of $517,000 for the year ended December 31, 2012.  These additional provisions were as follows: $95,000 for Construction and Land Development loans, $363,000 for 1 – 4 Family Residential loans, $21,000 for Commercial Real Estate loans, and $38,000 for Commercial & Industrial loans.

Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $350,000, which is made up of the outstanding balance of $581,000, net of a valuation allowance of $231,000 at March 31, 2013.  This valuation allowance related to impairment provisions made during prior periods, as the Company made no impairment provisions for other real estate owned during the three months ended March 31, 2013.  Other real estate owned measured at fair value less estimated costs to sell, had a net carrying amount of $449,000, which is made up of the outstanding balance of $1,142,000, net of a valuation allowance of $693,000, at December 31, 2012.  This valuation allowance did not include any impairment made during the year ended December 31, 2012.  Though the Company made a $303,000 impairment provision for other real estate owned during 2012, the properties to which these impairments related were liquidated prior to December 31, 2012.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

	Valuation Techniques	Unobservable Inputs	Range
Impaired Loans

1 - 4 Family Residential	Sales comparison approach	Bank Owned Discount	10%-20%
Multifamily Residential		Selling Costs	7%-10%
Construction and Land Development		Appraisal Time Adjustment	0% - < 1 year
20% - 1-2 years
25% - 2-3 years
30% - > 3 years

Commercial Real Estate	Sales comparison approach	Bank Owned Discount	10%-20%
		Selling Costs	7%-10%
		Appraisal Time Adjustment	0% - < 1 year
20% - 1-2 years
25% - 2-3 years
	Income approach		30% - > 3 years
		Capitalization Rate	8% - 12%

Other Real Estate Owned

Commercial Office Properties	Sales comparison approach	Bank Owned Discount	10%-20%
		Selling Costs	7%-10%
		Appraisal Time Adjustment	0% - < 1 year
20% - 1-2 years
25% - 2-3 years
30% - > 3 years
	Income approach	Capitalization Rate	8% - 12%

Commercial Lots	Sales comparison approach	Bank Owned Discount	10%-20%
Residential 1 – 4 Family Lots		Selling Costs	7%-10%
Residential 1 – 4 Family Homes		Appraisal Time Adjustment	0% - < 1 year
Residential 1 – 4 Under Construction			20% - 1-2 years
Multifamily Residential			25% - 2-3 years
30% - > 3 years

SOUTHCOAST FINANCIAL CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	Fair Value Measurements at March 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$35,097	$35,097	$-	$-	$35,097
Available for sale investment securities	42,183	-	40,614	1,569	42,183
Federal Home Loan Bank Stock	3,696	N/A	N/A	N/A	N/A
Loans held for sale	776	-	776	-	776
Loans, net	316,365	-	-	317,264	317,264
Accrued interest receivable	1,238	-	146	1,092	1,238

Financial liabilities:
Deposits	320,638	169,752	147,216	-	316,968
Securities sold under agreements to repurchase	1,566	-	1,566	-	1,566
Advances from Federal Home Loan Bank	70,500	-	76,216	-	76,216
Junior subordinated debentures	10,310	-	-	4,702	4,702
Accrued interest payable	650	23	321	306	650

	Fair Value Measurements at December 31, 2012 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$21,984	$21,984	$-	$-	$21,984
Available for sale investment securities	44,849	-	43,448	1,401	44,849
Federal Home Loan Bank Stock	3,518	N/A	N/A	N/A	N/A
Loans held for sale	1,789	-	1,789	-	1,789
Loans, net	319,310	-	-	320,772	320,772
Accrued interest receivable	1,253	-	139	1,114	1,253

Financial liabilities:
Deposits	319,632	155,651	166,200	-	321,851
Securities sold under agreements to repurchase	5,949	-	5,949	-	5,949
Advances from Federal Home Loan Bank	64,000	-	69,921	-	69,921
Junior subordinated debentures	10,310	-	-	4,661	4,661
Accrued interest payable	980	22	699	259	980

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

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors, resulting in a Level 2 classification.

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Results of operations for the period ending March 31, 2013 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements include statements with respect to management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," “projection,” "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

o	future economic and business conditions;
o	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limitedto, continued falling real estate values and increasing levels of unemployment;
o	government monetary and fiscal policies;
o	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the valuesof loan collateral, securities, and interest sensitive assets and liabilities;
o	the effects of competition from a wide variety of local, regional, national and other providers of financial,investment, and insurance services;
o	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by variousgovernments and government agencies, including the United States of America;
o	credit risks;
o	higher than anticipated levels of defaults on loans;
o	perceptions by depositors about the safety of their deposits;
o	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
o	changes in assumptions underlying allowances on deferred tax assets;
o	changes in assumptions underlying, or accuracy of, analysis relating to other-than-temporary impairment of assets;
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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The Company’s net income for the three months ended March 31, 2013 was approximately $1,006,000 or $0.14 per basic share, compared to net income of approximately $1,243,000, or $.18 per basic share, for the three months ended March 31, 2012.  The average number of basic shares outstanding for the three months ended March 31, 2013 was 7,070,375 compared to 7,031,247 for the three months ended March 31, 2012, after adjustment for 15% stock dividends declared in 2013 and 2012.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings.  Net interest income was approximately $3.4 million for the three months ended March 31, 2013, compared to approximately $3.2 million for the three months ended March 31, 2012.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities.  The increase in the Company’s net interest income for the three months ended March 31, 2013 compared to the same period of 2012 was primarily due to a decrease in interest expense between the two periods, as interest income was nearly flat comparatively.  Interest income remained relatively flat due to increases in volume which almost completely offset a decrease in rates.  The decrease in interest expense was completely driven by a decrease in average rates, as volumes remained nearly constant between the two periods.

Average earning assets for the three months ended March 31, 2013 increased 3.2 percent to $379.1 million from the $367.5 million reported for the three months ended March 31, 2012.  The increase was attributable to an increase of $16.9 million in average loans, partially offset by a $5.3 million decrease in average total investments, cash, and federal funds sold.  The increase in average loans between the two periods was primarily due to moderate growth in the Company’s loan portfolio during the final nine months of 2012.  The decrease in the Company’s average investments and federal funds sold was due to several factors, including sales of municipal securities during the final nine months of 2012, accelerated paydowns on its mortgage backed securities, and the maintenance of lower levels of interest bearing deposits and federal funds sold.

Average interest bearing liabilities for the three months ended March 31, 2013 decreased 1.8 percent to $350.3 million from the $356.8 million reported for the three months ended March 31, 2012.  The decrease was attributable to a decrease of $12.8 million in average time deposits, partially offset by increases of $2.5 million and $3.8 million in average savings and transaction accounts and other borrowings, respectively.  The decrease in average time deposits was attributable to a decrease of $35.6 million in average brokered and wholesale time deposits, partially offset by a $22.8 million increase in average retail time deposits. The increase in average other borrowings was primarily attributable to a $3.3 million increase in average Federal Home Loan Bank Borrowings.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended March 31, 2013 and 2012.

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets
Cash and Federal funds sold	$10,789	$6	0.22%	$12,882	$6	0.19%
Investments – taxable	44,114	203	1.84	45,725	237	2.07
Investments - nontaxable (2)	5,061	49	3.89	6,643	67	4.04

Total investments and federal funds sold	59,964	258	1.72	65,250	310	1.90

Loans (3)(4)	319,177	4,201	5.27	302,222	4,155	5.51

Total earning assets/ interest income	379,141	4,459	4.72%	367,472	4,465	4.87%
Other assets	52,349			60,291

Total assets	$431,490			$427,763

Liabilities
Savings and transaction accounts	$114,274	138	0.48%	$111,783	189	0.68%
Time deposits	160,818	375	0.94	173,640	504	1.17
Other borrowings	64,922	466	2.88	61,048	542	3.56
Subordinated debt	10,310	47	1.81	10,310	53	2.05

Total interest bearing liabilities/interest expense	350,324	1,026	1.17%	356,781	1,288	1.45%

Non-interest bearing liabilities	46,401			39,672

Total liabilities	396,725			396,453

Equity	34,765			31,310

Total liabilities and equity	$431,490			$427,763

Net interest income/margin (5)		$3,433	3.63%		$3,177	3.46%

Net interest spread (6)			3.55%			3.43%

(1)	Annualized
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax assets.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $164,181 in 2013 and $205,541 in 2012.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended March 31, 2013 the average yield on earning assets was 4.72 percent, while the average cost of interest bearing liabilities was 1.17 percent.  For the three months ended March 31, 2012 the average yield on earning assets was 4.87 percent and the average cost of interest-bearing liabilities was 1.45 percent.  The decrease in the asset yields and average rates paid is due to market rate decreases over the last year.  The net interest margin was 3.63 percent and 3.46 percent for the three months ended March 31, 2013 and 2012, respectively.  The increase in the net interest margin is primarily attributable to a reduction in interest expense, which outpaced the reduction in interest income, as net interest income rose by $256,000.  Interest income declined by $6,000 while interest expense declined by $262,000.  The decrease in interest expense was driven by maturities of higher cost time deposits, restructuring of other borrowings into new borrowings with expanded maturities and lower rates, and the partial replacement of these funding sources with core deposits consisting of lower cost savings and transaction accounts.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the three months ended March 31, 2013
	Versus three months ended March 31, 2012 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(1)	$1	$-
Investments - taxable	(8)	(26)	(34)
Investments - non taxable (2)	(16)	(2)	(18)

Total investments and federal funds sold	(25)	(27)	(52)

Net loans (3)(4)	230	(184)	46

Total interest income	205	(211)	(6)

Interest expense:

Savings and transaction accounts	4	(55)	(51)
Time deposits	(37)	(92)	(129)
Other borrowings	34	(110)	(76)
Subordinated debt	-	(6)	(6)

Total interest expense	1	(263)	(262)

Net interest income	$204	$52	$256

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is not calculated on a tax equivalent basis due to the full valuation allowance on the deferred tax assets.
(3)	Income includes loan fees of $164,181 in 2013 and $205,541 in 2012.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2013 was approximately $589,000, compared to approximately $906,000 for the three months ended March 31, 2012, a decrease of approximately $317,000. This  was primarily due to decreases of approximately $215,000 and $124,000 in gains on sales of available for sale securities and gains on the sale of premises and equipment, respectively. The Company’s fees on loans held for sale increased by $56,000 for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012.

Noninterest expenses for the three months ended March 31, 2013 were approximately $2,960,000, compared to approximately $2,652,000 for the three months ended March 31, 2012, an increase of approximately $308,000.  This increase was primarily due to an approximate $448,000 decrease in gains on the sale of other real estate owned. These gains totaled approximately $288,000 and $736,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.  Of the $736,000 of gains for the three months ended March 31, 2012, approximately $550,000 was related to the sale of one property.  The Company did not finance the purchase of this property for the buyer.  Partially offsetting this decrease in gains on the sale of other real estate owned was a $221,000 reduction in expenses and impairments, offset by rental income related to other real estate owned.  This amount totaled a net expense of $4,000 for the three months ended March 31, 2013, compared to a net expense of $225,000 for the three months ended March 31, 2012.  Salaries and employee benefits totaled $1,679,000 for the three months ended March 31, 2013, compared to $1,596,000 for the three months ended March 31, 2012, an increase of $83,000.

Income Taxes

For the period ended June 30, 2011, as referenced in Note 7 to the Condensed Consolidated Financial Statements, due to its recent loss history and the potential negative impact of the economy on its future earnings, the Company provided for a full valuation allowance of its deferred tax assets. The gross amount of the Company’s deferred tax assets totaled approximately $7.5 million at March 31, 2013.  During the three months ended March 31, 2013 and March 31, 2012, the Company recorded tax expenses of $56,000 and $88,000, respectively, related to state income taxes for South Carolina.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area.  Core deposits (total deposits less certificates of deposit $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 79.8% of total deposits as of March 31, 2013.  Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans.  Available borrowings under this line totaled $38.5 million at March 31, 2013.  The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce,  and $10 million with Center State Bank.  These accommodations may be withdrawn at any time at the sole discretion of these institutions.  Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window.  The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line.  Total available borrowings under this line were $33.1 million at March 31, 2013.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans

Gross loans totaled approximately $324,172,000 and $327,469,000 at March 31, 2013 and December 31, 2012, respectively.  At March 31, 2013, the Company had $8.7 million of nonaccrual loans and $91,000 of loans 90 days delinquent and still accruing interest.  Of these, $7.9 million are secured by real estate.  The primary risk of loss on these loans is a potential deterioration of real estate collateral values.  At December 31, 2012, the Company had $9.7 million of nonaccrual loans and no loans 90 days past due and still accruing interest.  At March 31, 2012, the Company had $19.9 million of nonaccrual loans and no loans 90 days past due and still accruing interest.  The allowance for loan losses was 2.41 percent of loans as of March 31, 2013, compared to 2.49 percent as of December 31, 2012 and 2.96 percent as of March 31, 2012.

For the three months ended March 31, 2013 the Company recorded no loan loss provision compared to a loan loss provision of $100,000 during the first three months of 2012.  Loan chargeoffs net of recoveries for the three months ended March 31, 2013 totaled approximately $352,000.  For the three months ended March 31, 2013 the Company’s other general reserves and unallocated portions of the allowance for loan losses decreased by $447,000 and $160,000, respectively.  The general reserve calculation accounts for repayment risk that is allocable to all loans within each loan type and is a broader measurement of overall portfolio risk than the portions of the reserve allocated by loan type.  The general reserve calculation includes risk factors related to certain higher risk loans such as variable rate loans and loans with excessive loan to value ratios, capital concentrations by collateral type, and new loan production levels.   Improvements in the credit quality of the Company’s loan portfolio during the three months ended March 31, 2013, were consistent with decreases in the Company’s other general and unallocated reserves.  Total loans with credit grades of 6 through 9 totaled approximately $39.9 million and $48.3 million at March 31, 2013 and December 31, 2012, respectively.

For the three months ended March 31, 2013, net chargeoffs to average loans outstanding totaled 0.43% on an annualized basis while the allowance for loan losses to gross loans totaled 2.41% at March 31, 2013.

Management identifies and maintains a list of potential problem loans.  These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more.  A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms.  At March 31, 2013 potential problem loans totaled $14.6 million.  The Company’s potential problem loans are comprised of $2.4 million of construction and land development real estate loans, $5.3 million of nonfarm, nonresidential real estate loans, $4.7 million of 1-4 family mortgage loans, $374,000 of multifamily real estate loans, and $1.8 million of various loan types not secured by real estate, primarily commercial and industrial loans.  As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $6.8 million as of March 31, 2013, $9.6 million at December 31, 2012, and $7.1 million as of March 31, 2012, net of a valuation reserve. Sales of other real estate owned totaled approximately $3.5 million and $3.4 million for the three months ended March 31, 2013, and 2012, respectively.  The Company generated loans to facilitate the sales of other real estate owned totaling $730,000 and $672,000 during the three months ended March 31, 2013 and March 31, 2012, respectively.  Impairment charges on other real estate owned totaled $0 and $228,000 for the three months ended March 31, 2013, and 2012, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Deposits

Deposits increased $1.0 million during the first three months of 2013 to $320.6 million at March 31, 2013.  Included in this amount were increases of $7.0 million in noninterest bearing transaction accounts, partially offset by a decrease of $6.0 million in interest bearing accounts.  The decrease in interest bearing deposits included a decrease of $18.8 million in time deposits.  Of this decrease, $11.6 million was related to retail time deposits and $7.2 million was related to brokered and wholesale time deposits.  Brokered and wholesale time deposits totaled $6.4 million and $13.6 million at March 31, 2013 and December 31, 2012, respectively.  Partially offsetting the decrease in time deposits was an increase of $11.3 million in savings and money market accounts.  This increase was primarily attributable to a $10.0 million deposit made into an existing municipal money market account at the end of the quarter.  These funds remained in this account only temporarily and were withdrawn several days after quarter end.

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances.  FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. On March 18, 2013, the Bank refinanced eight advances totaling $42 million and reduced the weighted average cost of these advances from 3.80% to 3.24%.  FHLBA advances outstanding at March 31, 2013 and December 31, 2012 are summarized as follows:

March 31, 2013
Maturity	Rate	Balance
April 2013	0.24%	$1,500,000
April 2013	0.23%	7,000,000
February 2014	0.36%	10,000,000
March 2016	2.04%	10,000,000
March 2017	2.31%	2,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000
March 2019	3.56%	5,000,000
March 2019	3.51%	5,000,000
March 2021	3.71%	5,000,000
March 2021	3.74%	5,000,000
March 2021	3.80%	5,000,000
March 2021	3.87%	5,000,000
Balance		$70,500,000

December 31, 2012
Maturity	Rate	Balance
January 2013	0.18%	$7,000,000
February 2013	0.36%	5,000,000
July 2015	2.32%	10,000,000
July 2015	2.91%	2,000,000
October 2016	4.25%	5,000,000
November 2016	4.08%	5,000,000
January 2017	4.35%	5,000,000
January 2017	4.40%	5,000,000
January 2017	4.46%	5,000,000
January 2017	4.60%	5,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000
Balance		$64,000,000

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"),  a non-consolidated subsidiary of the Company, issued and sold  a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities").  Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities.  The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets.  The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. The Company had the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010.  See Note 11 to the consolidated financial statements for the year ended December 31, 2012, and the information set forth in Exhibit 13 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures” filed with our Form 10-K for the year ended December 31, 2012, for more information about the terms of the junior subordinated debentures.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources

The Company’s total shareholders’ equity increased by approximately $1.0 million during the first three months of 2013, primarily due to net income of $1.0 million, and  proceeds from stock issuances of approximately $47,000 pursuant to our Employee Stock Purchase Plan, offset by other comprehensive loss of approximately $50,000. The Company’s Tier 1 capital to average assets ratio was 10.64 percent as of  March 31, 2013 compared to 10.47 percent as of December 31, 2012.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations.  The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.  These requirements are set by regulation and are shown in the table below.  These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings.  The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank.  As of March 31, 2013, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$48,028	14.92%	$32,265	10.00%	$25,812	8.00%
Tier 1 capital (to risk-weighted assets)	43,957	13.66%	19,359	6.00%	12,906	4.00%
Tier 1 capital (to average assets)	43,957	10.25%	21,448	5.00%	17,159	4.00%
The Company
Total capital (to risk-weighted assets)	50,894	15.72%	N/A	N/A	25,964	8.00%
Tier 1 capital (to risk-weighted assets)	46,799	14.46%	N/A	N/A	12,982	4.00%
Tier 1 capital (to average assets)	46,799	10.64%	N/A	N/A	17,601	4.00%

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities.  These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time.  In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party.  At March 31 , 2013, the Company had issued commitments to extend credit of approximately $20.8 million and standby letters of credit of approximately $671,000 through various types of commercial lending arrangements. Approximately $13.3 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2013.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk – (continued)

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$2,615	$1,103	$5,502	$9,220	$11,557	$20,777
Standby letters of credit	29	5	513	547	123	670
Totals	$2,644	$1,108	$6,015	$9,767	$11,680	$21,447

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on March 14, 2013.  There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Date: May 3, 2013	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: May 3, 2013	By:	/s/ William C. Heslop
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