Form 10-Q
period 2013-06-30
SOUTHCOAST FINANCIAL CORP
filed 2013-08-08
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

7,077,791 shares of common stock, no par value, as of July 31, 2013

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$29,753	$21,984
Federal funds sold	462	-
Total cash and cash equivalents	30,215	21,984
Investment securities
Available for sale	37,639	44,849
Federal Home Loan Bank Stock, at cost	3,314	3,518
Loans held for sale	2,303	1,789
Loans, net of allowance of $7,427 and $8,159	321,419	319,310
Premises and equipment, net	21,455	21,653
Other real estate owned, net	5,414	9,619
Company owned life insurance	12,486	12,309
Deferred tax asset, net	7,385	-
Other assets	2,715	3,190
Total assets	$444,345	$438,221

Liabilities
Deposits
Noninterest-bearing	$50,973	$38,797
Interest-bearing	273,813	280,835
Total deposits	324,786	319,632
Federal funds purchased	-	4,570
Securities sold under agreements to repurchase	1,364	1,379
Federal Home Loan Bank borrowings	62,000	64,000
Junior subordinated debentures	10,310	10,310
Other liabilities	4,474	4,066
Total liabilities	402,934	403,957
Shareholders’ Equity

Common stock (no par value; 20,000,000 shares authorized; 7,074,210 shares issued and outstanding at June 30, 2013 and 7,065,515 at December 31, 2012)	54,500	54,437
Accumulated deficit	(10,961)	(19,002)
Accumulated other comprehensive loss	(2,128)	(1,171)
Total shareholders’ equity	41,411	34,264
Total liabilities and shareholders’ equity	$444,345	$438,221

See Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Interest income
Loans, including fees	$8,362	$8,377
Taxable securities	397	529
Tax exempt securities	94	122
Cash and federal funds sold	13	16
Total interest income	8,866	9,044
Interest expense
Deposits and borrowings	1,960	2,563
Net interest income	6,906	6,481
Provision for loan losses	-	430
Net interest income after provision for loan losses	6,906	6,051
Noninterest income
Service fees on deposit accounts	750	779
Gains on loans held for sale	171	90
Gain on sales of available for sale securities	105	215
Company owned life insurance earnings	177	197
Gain on sales of premises and equipment	-	124
Other	77	126
Total noninterest income	1,280	1,531
Noninterest expenses
Salaries and employment benefits	3,555	3,231
Occupancy	666	727
Furniture and equipment	792	749
Software	132	130
Insurance	395	398
Professional fees	416	458
Telephone, postage, and supplies	182	163
Gain on sale of other real estate owned	(314)	(964)
Other real estate owned rental income, impairment provision, and other expenses	78	370
Other operating expenses	606	535
Total noninterest expenses	6,508	5,797
Income before income taxes	1,678	1,785

Income tax expense (benefit)	(6,363)	39

Net income	$8,041	$1,746

Basic net income per common share	$1.14	$0.25
Diluted net income per common share	$1.14	$0.25
Weighted average shares outstanding
Basic	7,072,956	7,037,787
Diluted	7,072,956	7,037,787

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,
	2013	2012
Interest income
Loans, including fees	$4,161	$4,222
Taxable securities	194	292
Tax exempt securities	45	55
Cash and federal funds sold	7	10
Total interest income	4,407	4,579
Interest expense
Deposits and borrowings	934	1,275
Net interest income	3,473	3,304
Provision for loan losses	-	330
Net interest income after provision for loan losses	3,473	2,974
Noninterest income
Service fees on deposit accounts	373	401
Gains on loans held for sale	82	57
Gains on sales of available for sale securities	105	-
Company owned life insurance earnings	89	98
Other	42	69
Total noninterest income	691	625
Noninterest expenses
Salaries and employment benefits	1,876	1,635
Occupancy	321	370
Furniture and equipment	384	371
Software	60	66
Insurance	196	196
Professional fees	258	227
Telephone, postage, and supplies	89	81
Gain on sale of other real estate owned	(26)	(228)
Other real estate owned rental income, impairment provision, and other expenses	74	145
Other operating expenses	316	282
Total noninterest expenses	3,548	3,145
Income before income taxes	616	454
Income tax benefit	(6,419)	(49)
Net income	$7,035	$503
Basic net income per common share	$.99	$.07
Diluted net income per common share	$.99	$.07
Weighted average shares outstanding
Basic	7,074,210	7,044,398
Diluted	7,074,210	7,044,398

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Net income	$8,041	$1,746

Other comprehensive loss:
Unrealized gains/losses on available for sale securities	(1,453)	76
Tax effect	563	(27)
Reclassification of gains and losses included in net income	(105)	(215)
Tax effect	38	77
Total other comprehensive loss	(957)	(89)

Comprehensive income	$7,084	$1,657

	For the Three Months Ended June 30,
	2013	2012
Net income	$7,035	$503

Other comprehensive income (loss):
Unrealized gains/losses on available for sale securities	(1,405)	272
Tax effect	506	(98)
Reclassification of gains and losses included in net income	(105)	-
Tax effect	37	-
Total other comprehensive income (loss)	(967)	174

Comprehensive income	$6,068	$677

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity

For the six months ended June 30, 2013 and 2012

(Unaudited)
(Dollars in thousands)
				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total
Balance, January 1, 2012	7,017,830	$54,382	$(22,520)	$(1,050)	$30,812

Net income for the period			1,746		1,746

Other comprehensive loss, net of tax				(89)	(89)

Comprehensive income					1,657

Employee stock purchase plan	26,568	31	.-	-	31

Balance, June 30, 2012	7,044,398	$54,413	$(20,774)	$(1,139)	$32,500

Balance, January 1, 2013	7,065,515	$54,437	$(19,002)	$(1,171)	$34,264

Net income for the period			8,041		8,041

Other comprehensive loss, net of tax				(957)	(957)

Comprehensive income					7,084

Employee stock purchase plan	8,695	63	.-	-	63

Balance, June 30, 2013	7,074,210	$54,500	$(10,961)	$(2,128)	$41,411

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	For the Six Months Ended
	June 30,
	2013	2012
Operating activities
Net income	$8,041	$1,746
Adjustments to reconcile net income to net cash provided by operating activities
Increase in deferred income taxes	(6,783)	-
Provision for loan losses	-	430
Depreciation and amortization	413	449
Discount accretion and premium amortization	184	199
Gains on sales of available for sale securities	(105)	(215)
Gains on sales of premises and equipment	-	(124)
Gains on sales of other real estate owned	(314)	(964)
Change in deferred gain on sale of other real estate owned	(63)	-
Impairment charges on other real estate owned	4	303
Originations of loans held for sale	(10,898)	(6,121)
Proceeds from sales of loans held for sale	10,384	6,738
Company owned life insurance earnings	(177)	(197)
Decrease in other assets	476	577
Increase in other liabilities	407	41
Net cash provided by operating activities	1,569	2,862

Investing activities
Purchases of investment securities available-for-sale	(8,485)	(18,675)
Sales of investment securities available-for-sale	8,310	10,226
Calls, maturities, and paydowns of investment securities available-for-sale	5,747	5,701
Sales of Federal Home Loan Bank stock	382	369
Purchases of Federal Home Loan Bank stock	(178)	-
Net increase in loans	(339)	(12,426)
Proceeds from sales of premises and equipment	-	1,159
Purchases of premises and equipment	(216)	(1,451)
Proceeds from sales of other real estate owned	2,908	5,283
Capital expenditures related to other real estate owned	(99)	(18)
Net cash provided by (used for) investing activities	8,030	(9,832)

Financing activities
Net increase in deposits	5,154	22,331
Decrease in federal funds purchased	(4,570)	(3,588)
Decrease in securities sold under agreements to repurchase	(15)	(1,124)
Decrease in Federal Home Loan Bank borrowings	(2,000)	(8,000)
Net proceeds from issuances of stock	63	31
Net cash provided by (used for) financing activities	(1,368)	9,650

Increase in cash and cash equivalents	8,231	2,680
Cash and cash equivalents, beginning of period	21,984	18,037
Cash and cash equivalents, end of period	$30,215	$20,717

Cash paid for:
Interest	$1,356	$2,252
Income taxes	133	46
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$317	$6,294
Change in unrealized losses on available-for-sale securities	$1,559	$139
Loans to finance sales of other real estate owned	$2,086	$1,109

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

Note 4 – Recently Issued Accounting Standards

There were no recently issued authoritative pronouncements that had a material impact on the Company’s accounting, reporting, or disclosures of financial information as of June 30, 2013.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	June 30, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$32,850	$71	$1,095	$31,826
Municipal securities	3,916	146	2	4,060
Other	4,194	-	2,441	1,753

Total	$40,960	$217	$3,538	$37,639

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair Value
Mortgage backed
Government sponsored enterprises	$37,361	$590	$-	$37,951
Municipal securities	5,061	358	-	5,419
Other	4,190	-	2,711	1,479
Total	$46,612	$948	$2,711	$44,849

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

Available for Sale

(Amounts in thousands)	June 30, 2013
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$27,930	$1,095	$-	$-	$27,930	$1,095
Municipal	296	2	-	-	296	2
Other	-	-	1,753	2,441	1,753	2,441

Total	$28,226	$1,097	$1,753	$2,441	$29,979	$3,538

	December 31, 2012
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Other	$-	$-	$1,479	$2,711	$1,479	$2,711

Total	$-	$-	$1,479	$2,711	$1,479	$2,711

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,441,000, or 69% of unrealized losses, and $2,711,000, or 100% of unrealized losses, at June 30, 2013 and December 31, 2012, respectively. These unrealized losses for both periods were comprised of four securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

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

One of the Company’s pooled trust preferred securities with an amortized cost of approximately $1.8 million and fair value of approximately $1.0 million is receiving contractual interest payments, while the other with an amortized cost of approximately $1.7 million and fair value of approximately $154,000 is receiving payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Future interest payments are accrued on these larger principal balances. The Company has discontinued the accrual of interest on this security due to its payment-in-kind status.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At June 30, 2013, there was $231,067,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at June 30, 2013.

(Amounts in thousands) Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$181,971	128.00%	127.52%
B	41,558	115.00%	103.81%
C	47,123	106.20%	85.74%
D	27,265	100.30%	78.00%
Income Notes	18,000	N/A	N/A

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

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of June 30, 2013 predicts the Company will resume receipt of its contractual principal and interest payments during the year 2017, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $1,011,000 for the security (Security B in the table below) at June 30, 2013.

The following table provides certain relevant details on each of our pooled trust preferred securities as of June 30, 2013, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

June 30, 2013
(Amounts in thousands)
	Security A	Security B

Amortized Cost	$1,811	$1,733
Fair Value	$1,021	$154
Unrealized Loss	$790	$1,579
Number of underlying financial institution issuers	47	40
Number of deferrals and defaults	13	14
Additional expected deferrals/ defaults*	N/A	0/2
Excess Subordination as a percentage of performing collateral^	20.17%	N/A

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

The amortized costs and fair values of investment securities available for sale at June 30, 2013 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized	Fair
	Cost	Value
Due after five but within ten years	$1,813	$1,895
Due after ten years	6,147	3,840
Mortgage backed	32,850	31,826
Equity securities with no maturity	150	78
Total investment securities available-for-sale	$40,960	$37,639

The proceeds from sales of securities and the associated gains are listed below:

(Amounts in thousands)	Six Months Ending June 30,
	2013	2012

Proceeds	$8,310	$10,226
Gross Gains	105	215
Gross Losses	-	-

The tax provision related to the above net realized gains and losses was $38,000 and $77,000 for the periods ended June 30, 2013 and 2012.

Investment securities with an aggregate amortized cost of $23,968,000 and estimated fair value of $23,327,000 at June 30, 2013, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $851,000 and estimated fair value of $827,000 at June 30, 2013, were pledged to secure securities sold under agreements to repurchase.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	June 30,	December 31,
	2013	2012
Real estate secured loans:
Residential 1-4 Family	$175,943	$174,421
Multifamily	5,371	5,555
Commercial	84,079	80,284
Construction and land development	36,490	40,305
Total real estate secured loans	301,883	300,565
Commercial and industrial	24,162	24,511
Consumer	2,321	1,915
Other	480	478
Total gross loans	328,846	327,469
Allowance for loan losses	(7,427)	(8,159)
	$321,419	$319,310

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of June 30, 2013 and December 31, 2012 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category

As of June 30, 2013 and December 31, 2012

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2013	2012	2013	2012	2013	2012	2013	2012
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	66,894	59,303	602	611	10,539	6,825	7,481	7,037
4	47,336	49,619	565	684	30,258	29,038	9,099	10,054
5	52,658	50,336	3,832	3,500	34,539	25,130	14,963	17,633
6	551	2,036	-	-	2,737	11,139	630	1,215
7	7,451	10,287	372	760	6,006	8,152	4,142	4,366
8	1,053	2,840	-	-	-	-	175	-
9	-	-	-	-	-	-	-	-

Total	$175,943	$174,421	$5,371	$5,555	$84,079	$80,284	$36,490	$40,305

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Grade
1	$2,780	$2,329	$371	$55	$40	$-	$3,191	$2,384
2	-	-	-	309	-	-	-	309
3	1,524	2,523	457	234	172	191	87,669	76,724
4	7,025	5,620	257	1,105	216	227	94,756	96,347
5	8,902	6,702	1,021	-	52	60	115,967	103,361
6	1,388	3,713	-	-	-	-	5,306	18,103
7	2,543	3,624	215	212	-	-	20,729	27,401
8	-	-	-	-	-	-	1,228	2,840
9	-	-	-	-	-	-	-	-

Total	$24,162	$24,511	$2,321	$1,915	$480	$478	$328,846	$327,469

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)

	Past Due Loans For the Periods Ended June 30, 2013 and December 31, 2012
June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$2,492	$523	$3,998	$7,013	$168,930	$175,943	$	- -
Multifamily Residential	991	372	-	1,363	4,008	5,371		-
Commercial Real Estate	1,095	119	1,250	2,464	81,615	84,079		-
Construction and Land Development	85	2	1,494	1,581	34,909	36,490		-
Non Real Estate Secured								-
Commercial and Industrial	757	10	691	1,458	22,704	24,162		-
Consumer and Other	3	31	42	76	2,725	2,801		-

Total	$5,423	$1,057	$7,475	$13,955	$314,891	$328,846		$-

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$2,712	$834	$5,385	$8,931	$165,490	$174,421	$	- -
Multifamily Residential	-	379	-	379	5,176	5,555		-
Commercial Real Estate	1,711	-	127	1,838	78,446	80,284		-
Construction and Land Development	182	-	999	1,181	39,124	40,305		-
Non Real Estate Secured								-
Commercial and Industrial	686	29	394	1,109	23,402	24,511		-
Consumer and Other	20	11	54	85	2,308	2,393		-

Total	$5,311	$1,253	$6,959	$13,523	$313,946	$327,469		$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)

	June 30,	December 31,
	2013	2012

1-4 Family Residential	$4,899	$6,821
Multifamily Residential	-	-
Commercial Real Estate	1,637	531
Construction and Land Development	1,922	1,317
Commercial and Industrial	850	990
Consumer and Other	47	55

Total	$9,355	$9,714

At June 30, 2013 and December 31, 2012, nonaccrual loans totaled $9.4 million and $9.7 million, respectively. The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $734,000 and $777,000 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $9.8 million and $11.7 million, respectively. Impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $7.0 million and $8.9 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, there were $481,000 and $0, respectively, in loans over ninety days past due and still accruing interest.

At June 30, 2013 and December 31, 2012, all TDRs, including those on nonaccrual status, totaled $3.5 million and $4.6 million, respectively. During the six months ended June 30, 2013, the Company modified two loans totaling approximately $1.0 million which it classified as TDRs. During this same period there were no new defaults on loans that had been classified as TDRs. The gross interest income that would have been recognized on TDRs according to the original loan terms during the first and second quarters of 2013 totaled approximately $14,000; actual interest income recognized on these loans according to the restructured terms totaled $13,000. The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2012 totaled approximately $93,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $92,000. During the quarter ended June 30, 2013, two loans totaling $997,000 had their original loan terms restructured, and no loans that had previously had their original terms restructured went into nonaccrual. During the same period, no amounts related to TDRs were charged off. TDRs did not have a material effect on the allowance for loan losses as of June 30, 2013 or December 31, 2012.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	June 30,	June 30,
	2013	2012

Balance, beginning of year	$8,159	$10,691
Provision for loan losses	-	430
Net charge offs	(732)	(2,490)
Balance, end of quarter	$7,427	$8,631

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Six Months Ended June 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,312	$(262)	$213	$(214)	$1,722	$327	$2,049
Multifamily Residential	39	-	-	25	64	-	64
Commercial Real Estate	1,264	-	-	(85)	762	417	1,179
Construction and Land Development	606	(533)	3	1,115	866	325	1,191
Non Real Estate Secured
Commercial and Industrial	1,324	(181)	6	(315)	834	-	834
Consumer and Other	55	(44)	66	(55)	22	-	22
Other
Other General Reserves	1,939	-	-	(518)	1,421	-	1,421
Unallocated	620	-	-	47	667	-	667
Total	$8,159	$(1,020)	$288	$-	$6,358	$1,069	$7,427

	For the Six Months Ended June 30, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,861	$(1,066)	$13	$624	$1,874	$558	$2,432
Multifamily Residential	297	-	18	(216)	99		99
Commercial Real Estate	2,409	(821)	1	(95)	1,415	79	1,494
Construction and Land Development	633	(617)	64	555	550	85	635
Non Real Estate Secured
Commercial and Industrial	1,898	(64)	7	(393)	1,448		1,448
Consumer and Other	41	(25)		26	42		42
Other
Other General Reserves	1,515			58	1,573		1,573
Unallocated	1,037			(129)	908		908
Total	$10,691	$(2,593)	$103	$430	$7,909	$722	$8,631

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended June 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,215	$(169)	$2	$1	$1,722	$327	$2,049
Multifamily Residential	65	-	-	(1)	64	-	64
Commercial Real Estate	1,482	-	-	(303)	762	417	1,179
Construction and Land Development	1,116	-	1	74	866	325	1,191
Non Real Estate Secured
Commercial and Industrial	957	(173)	3	47	834	-	834
Consumer and Other	20	(44)	-	46	22	-	22
Other
Other General Reserves	1,492	-	-	(71)	1,421	-	1,421
Unallocated	460	-	-	207	667	-	667
Total	$7,807	$(386)	$6	$-	$6,358	$1,069	$7,427

	For the Three Months Ended June 30, 2012
	Beginning Balance	Charge Offs	Recoveries		Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)						General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,234	$(479)	$		$677	$1,874	$558	$2,432
Multifamily Residential	277			18	(196)	99		99
Commercial Real Estate	1,868	(289)		1	(86)	1,415	79	1,494
Construction and Land Development	1,311	(480)		11	(207)	550	85	635
Non Real Estate Secured
Commercial and Industrial	1,340	(64)		4	168	1,448		1,448
Consumer and Other	47				(5)	42		42
Other
Other General Reserves	1,529				44	1,573		1,573
Unallocated	973				(65)	908		908
Total	$9,579	$(1,312)		$34	$330	$7,909	$722	$8,631

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Year Ended December 31, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,861	$(1,968)	$64	$1,355	$1,944	$368	$2,312
Multi Family Residential	297	-	18	(276)	39	-	39
Commercial Real Estate	2,409	(883)	1	(263)	1,188	76	1,264
Construction and Land Development	633	(617)	67	523	512	94	606
Non Real Estate Secured
Commercial and Industrial	1,898	(65)	23	(532)	1,285	39 39	1,324
Consumer and Other	41	(54)	2	66	55	-	55
Other
Other General Reserves	1,515	-	-	424	1,939	-	1,939
Unallocated	1,037	-	-	(417)	620	-	620
Total	$10,691	$(3,587)	$175	$880	$7,582	$577	$8,159

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of June 30, 2013 and December 31, 2012.

Loans Receivable:	As of June 30 2013
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$3,732	$172,211	$175,943
Multifamily Residential	-	5,371	5,371
Commercial Real Estate	1,682	82,397	84,079
Construction and Land Development	1,634	34,856	36,490
Non Real Estate Secured
Commercial and Industrial	-	24,162	24,162
Consumer and Other	-	2,801	2,801
Total:	$7,048	$321,798	$328,846

Loans Receivable:	As of December 31, 2012
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$6,953	$167,468	$174,421
Multifamily Residential	382	5,173	5,555
Commercial Real Estate	531	79,753	80,284
Construction and Land Development	830	39,475	40,305
Non Real Estate Secured
Commercial and Industrial	204	24,307	24,511
Consumer and Other	-	2,393	2,393
Total:	$8,900	$318,569	$327,469

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans

For the Six Months ended June 30, 2013

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$2,051	$1,726	$-	$325	$1,757	$7
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	172	172	-	-	173	6
Construction and Land Development	895	362	-	533	657	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$2,006	$2,006	$327	$-	$2,023	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,510	1,510	417	-	1,521	-
Construction and Land Development	1,272	1,272	325	-	1,288	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$4,057	$3,732	$327	$325	$3,780	$7
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,682	1,682	417	-	1,694	6
Construction and Land Development	2,167	1,634	325	533	1,945	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$7,906	$7,048	$1,069	$858	$7,419	$13

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans
For the Three Months ended June 30, 2013

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$2,051	$1,726	$-	$325	$1,757	$3
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	172	172	-	-	173	4
Construction and Land Development	895	362	-	533	657	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$2,006	$2,006	$327	$-	$2,023	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,510	1,510	417	-	1,521	-
Construction and Land Development	1,272	1,272	325	-	1,288	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$4,057	$3,732	$327	$325	$3,780	$3
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,682	1,682	417	-	1,694	4
Construction and Land Development	2,167	1,634	325	533	1,945	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:	$7,906	$7,048	$1,069	$858	$7,419	$7

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Deferred Taxes

At June 30, 2011, the Company recorded a full valuation allowance against its deferred tax assets totaling approximately $6.4 million. In arriving at its decision to do so, management evaluated the Company’s preceding three year pretax historical losses totaling approximately $19.4 million, the economy of the last several years prior to June 30, 2011 which contributed to these losses, and the Company’s immediate earnings outlook. Based on these factors, management did not consider it more likely than not that the Company would generate sufficient tax liabilities through earnings to offset its level of deferred tax assets. Prior to the year ending December 31, 2008, the Company had a consistent history of generating significant pretax income. The tax losses generated during the years ended December 31, 2010 and 2009 were completely absorbed through the use of net operating loss carrybacks. These factors, coupled with the Company’s performance projections over the next several years, led to the Company’s decision to not provide for a valuation allowance prior to June 30, 2011. However, management’s assessment of the near term realizability of the deferred tax asset changed as a result of the required provisions for loan losses and other real estate owned for the three months ended June 30, 2011. These provisions and the then current economic conditions that fueled them led to uncertainty about the required level of future provisions and, therefore, led management to the conclusion that a full valuation allowance on the Company’s deferred tax assets was needed.

At June 30, 2013, the Company reversed most of its valuation allowance on its deferred tax assets, which resulted in a tax benefit totaling approximately $6.4 million for the six month and three month periods ending June 30, 2013. The decision to reverse the valuation allowance was due to a change in management’s assessment of the near term realizability of the deferred tax assets. This change in assessment was the result of improved operating results, most notably six consecutive quarters of profitability beginning with the three months ended March 31, 2012. The profitability during these periods included core earnings. These improved results provided positive evidence of the Company’s ability to generate the future profits necessary to realize the benefits provided by its deferred tax assets in future periods. The Company maintained a valuation allowance of $200,000 related to its holding company net operating loss carryforward for state income taxes. Throughout the Company’s history, the holding company has consistently produced operating losses on a stand alone basis, and the realizability of this loss carryforward continues to remain in doubt. As of June 30, 2013, the gross deferred tax asset totaled approximately $7.6 million, while the deferred tax asset net of the remaining valuation allowance totaled approximately $7.4 million.

The gross amount of the Company’s deferred tax asset during the two year period which it maintained a full valuation allowance increased by approximately $1.2 million, from $6.4 million at June 30, 2011 to $7.6 million at June 30, 2013. During the two year period ended June 30, 2013, the Company recorded a combined pretax loss of approximately $2.7 million, which increased the deferred tax asset related to operations by approximately $840,000. This net pretax loss consisted of approximately $8.0 million of pretax loss during the final six months of 2011, and approximately $5.3 million of pretax income during the ensuing six quarter period ended June 30, 2013. Also during the two year period ended June 30, 2013, the Company had additional net unrealized losses on available for sale securities totaling approximately $1.0 million, which increased the deferred tax asset related to unrealized available for sale securities losses by approximately $360,000.

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

Loans Held for Sale

    Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of June 30, 2013 and December 31, 2012.

 Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers problem loans with principal balances of $250,000 or greater individually for impairment. The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At June 30, 2013, substantially all impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell. Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments. Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of an impaired loan is based on an observable market price of the loan, the Company records the impaired loan as nonrecurring Level 2. When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated costs to sell, the Company records the impaired loan as nonrecurring Level 3.

Other real estate owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals.

For both collateral dependent impaired loans and other real estate owned, the Company uses appraisals prepared by certified appraisal professionals whose qualifications and licenses have been reviewed and verified by the Company. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically lead to a Level 3 classification of the inputs for determining fair value. Once the Company receives an appraisal on an impaired loan, the Chief Credit Officer and Chief Financial Officer review the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics, as well as the Company’s own loss experience. For appraisals received on other real estate owned, the Chief Financial Officer and Chief Operating Officer use a similar approach. The Company may take additional discounts against the appraisals based on the circumstances surrounding individual properties.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$31,826	$-	$31,826
Municipals	-	4,060	-	4,060
Other	-	78	1,675	1,753

Total assets at fair value	$-	$35,964	$1,675	$37,639

	December 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$37,951	$-	$37,951
Municipals	-	5,419	-	5,419
Other	-	78	1,401	1,479

Total assets at fair value	$-	$43,448	$1,401	$44,849

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

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

The following table reconciles the changes in recurring Level 3 financial instruments for the six months ended

June 30, 2013 and 2012 (amounts in thousands):

	June 30,	June 30,
	2013	2012

Beginning of Year Balance	$1,401	$1,490
Discount Accretion	4	4
Change in fair value	270	(247)
Ending Balance	$1,675	$1,247

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements at June 30, 2013 (amounts in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates
Pooled Trust Preferred Securities	$1,175	Discounted cash flows	Discount rate	Approximately 13%
			Weighted default probability for deferring issuers	Approximately 63%
			Recovery rate on deferring issuers	10%	-	15%
			Default probability for current issuers	0.33%	-	7.50%
			Prepayment rate	0.00%	-	5.00%

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

There were no changes in unrealized gains and losses for Level 3 asssets which were recorded in earnings for either of the six month periods ended June 30, 2013 or June 30, 2012.

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$1,679	$1,679
Commercial Real Estate	-	-	1,093	1,093
Construction and Land Development	-	-	947	947
Other Real Estate Owned
1 – 4 Family Residential	-	-	602	602
Commercial Real Estate	-	-	100	100
Construction and Land Development	-	-	250	250

Total assets at fair value	$-	$-	$4,671	$4,671

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

Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $4,788,000 with a valuation allowance of $1,069,000 at June 30, 2013, resulting in an additional provision for loan losses of $640,000 for the six months ended June 30, 2013. These additional provisions included $260,000 for Construction and Land Development loans and $380,000 for Commercial Real Estate loans. The additional provision for loan losses for the three months ended June 30, 2013 totaled $434,000. Of this amount, $55,000 was for Construction and Land Development loans and $379,000 was for Commercial Real Estate loans.

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

Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $952,000, which is made up of the outstanding balance of $1,187,000, net of a valuation allowance of $235,000 at June 30, 2013. This valuation allowance included $4,000 of impairment provision made during the three months ended June 30, 2013. The remaining valuation allowance was made prior to 2013. The current year valuation allowance of $4,000 related to 1-4 Family Residential property. Other real estate owned measured at fair value less estimated costs to sell, had a net carrying amount of $449,000, which is made up of the outstanding balance of $1,142,000, net of a valuation allowance of $693,000, at December 31, 2012. This valuation allowance did not include any impairment made during the year ended December 31, 2012. Although the Company made a $303,000 impairment provision for other real estate owned during 2012, the properties to which these impairments related were liquidated prior to December 31, 2012.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

	Valuation Techniques	Unobservable Inputs	Range
Impaired Loans

1 - 4 Family Residential	Sales comparison approach	Bank Owned Discount	10%-20%
Multifamily Residential		Appraisal Time Adjustment	0% - < 1 year
Construction and Land Development			20% - 1-2 years
25% - 2-3 years
30% - > 3 years

Commercial Real Estate	Sales comparison approach	Bank Owned Discount	10%-20%
		Appraisal Time Adjustment	0% - < 1 year
20% - 1-2 years
25% - 2-3 years
	Income approach	Capitalization Rate	8% - 12%
Other Real Estate Owned

Commercial Office Properties	Sales comparison approach	Bank Owned Discount	10%-20%
		Appraisal Time Adjustment	0% - < 1 year
20% - 1-2 years
25% - 2-3 years
30% - > 3 years
	Income approach	Capitalization Rate	8% - 12%
Commercial Lots	Sales comparison approach	Bank Owned Discount	10%-20%
Residential 1 – 4 Family Lots		Appraisal Time Adjustment	0% - < 1 year
Residential 1 – 4 Family Homes			20% - 1-2 years
Residential 1 – 4 Under Construction			25% - 2-3 years
Multifamily Residential			30% - > 3 years

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	Fair Value Measurements at June 30, 2013 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$30,215	$30,215	$-	$-	$30,215
Available for sale investment securities	37,639	-	35,964	1,675	37,639
Federal Home Loan Bank Stock	3,314	N/A	N/A	N/A	N/A
Loans held for sale	2,303	-	2,303	-	2,303
Loans, net	321,419	-	-	321,231	321,231
Accrued interest receivable	1,253	-	118	1,135	1,253

Financial liabilities:
Deposits	324,786	173,824	148,885	-	322,709
Securities sold under agreements to repurchase	1,364	-	1,364	-	1,364
Advances from Federal Home Loan Bank	62,000	-	65,913	-	65,913
Junior subordinated debentures	10,310	-	-	4,743	4,743
Accrued interest payable	804	38	412	354	804

	Fair Value Measurements at December 31, 2012 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$21,984	$21,984	$-	$-	$21,984
Available for sale investment securities	44,849	-	43,448	1,401	44,849
Federal Home Loan Bank Stock	3,518	N/A	N/A	N/A	N/A
Loans held for sale	1,789	-	1,789	-	1,789
Loans, net	319,310	-	-	320,772	320,772
Accrued interest receivable	1,253	-	139	1,114	1,253

Financial liabilities:
Deposits	319,632	155,651	166,200	-	321,851
Federal funds purchased	4,570		4,570		4,570
Securities sold under agreements to repurchase	1,379	-	1,379	-	1,379
Advances from Federal Home Loan Bank	64,000	-	69,921	-	69,921
Junior subordinated debentures	10,310	-	-	4,661	4,661
Accrued interest payable	980	22	699	259	980

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results of operations for the period ending June 30, 2013 are not necessarily indicative of the results to be attained for any other period.

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

Results of Operations

The Company’s net income for the six months ended June 30, 2013 was approximately $8,041,000 or $1.14 per basic share, compared to net income of approximately $1,746,000, or $0.25 per basic share, for the six months ended June 30, 2012. The net income for the six months ended June 30, 2013 included a tax benefit of $6,363,000 resulting from a reversal of the valuation allowance on the Company’s deferred tax asset. The average number of basic shares outstanding for the six months ended June 30, 2013 was 7,072,956 compared to 7,037,787 for the six months ended June 30, 2012, after adjustment for 15% stock dividends declared in 2013 and 2012.

The Company’s net income for the three months ended June 30, 2013 was approximately $7,035,000 or $0.99 per basic share, compared to net income of approximately $503,000, or $0.07 per basic share, for the three months ended June 30, 2012. The net income for the three months ended June 30, 2013 included a tax benefit of $6,419,000 resulting from a reversal of the valuation allowance on the Company’s deferred tax asset. The average number of basic shares outstanding for the three months ended June 30, 2013 was 7,074,210 compared to 7,044,398 for the three months ended June 30, 2012, after adjustment for 15% stock dividends declared in 2013 and 2012.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings. Net interest income was $6.9 million for the six months ended June 30, 2013, compared to $6.5 million for the six months ended June 30, 2012. Net interest income was $3.5 million for the three months ended June 30, 2013, compared to $3.3 million for the three months ended June 30, 2012.

Changes that affect net interest income include changes in the average yield earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities. The increase in the Company’s net interest income for the six months and three months ended June 30, 2013 when compared to the same periods of 2012 was primarily due to a decrease in interest expense between the two periods, as the decrease in interest income was less than the decrease in interest expense. The more modest decline in interest income was primarily due to a much smaller decrease in earning asset yields as compared to the decrease in rates paid on interest bearing liabilities. The decrease in interest expense was driven by decreases in average volumes and rates.

Average earning assets for the six months ended June 30, 2013 increased 1.7 percent to $379.5 million from the $373.0 million reported for the six months ended June 30, 2012. The increase was attributable to an increase of $15.5 million in average loans, partially offset by a $9.0 million decrease in average total investments, cash, and federal funds sold. The increase in average loans between the two periods was primarily due to increased loan originations in the final six months of 2012 and the first six months of 2013. The decrease in the Company’s average investments and federal funds sold was due to sales and calls of mortgage backed and municipal securities, accelerated paydowns on its mortgage backed securities, and the maintenance of lower levels of interest bearing deposits and federal funds sold.

Average interest bearing liabilities for the six months ended June 30, 2013 decreased 3.4 percent to $344.8 million from the $357.0 million reported for the six months ended June 30, 2012. The decrease was attributable to a decrease of $23.2 million in average time deposits, partially offset by increases of $5.7 million and $5.3 million in average savings and transaction accounts and other borrowings, respectively. The decrease in average time deposits was attributable to a decrease of $36.3 million in average brokered and wholesale time deposits, partially offset by a $13.1 million increase in average retail time deposits. The increase in average other borrowings was primarily attributable to a $5.1 million increase in average Federal Home Loan Bank Borrowings.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the six months ended June 30, 2013 and 2012.

	For the six months ended			For the six months ended
	June 30, 2013			June 30, 2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$11,564	$13	0.22%	$14,384	$16	0.23%
Investments – taxable	43,003	397	1.85	47,840	529	2.22
Investments - nontaxable (2)	4,753	147	6.21	6,115	191	6.27
Total investments and federal funds sold	59,320	557	1.88	68,339	736	2.16
Loans (3)(4)	320,228	8,362	5.23	304,718	8,377	5.51
Total earning assets/interest income	379,548	8,919	4.71%	373,057	9,113	4.90%
Other assets	52,529			59,004
Total assets	$433,077			$432,061
Liabilities
Savings and transaction accounts	$117,349	305	0.52%	$111,687	375	0.67%
Time deposits	153,719	668	0.87	176,942	1,005	1.14
Other borrowings	63,387	894	2.83	58,034	1,080	3.73
Subordinated debt	10,310	93	1.81	10,310	103	2.00
Total interest bearing liabilities/interest expense	344,765	1,960	1.14%	356,973	2,563	1.44%
Non-interest bearing liabilities	50,142			43,432
Total liabilities	394,907	1,960	1.00%	400,405	2,563	1.28%
Equity	38,170			31,656
Total liabilities and equity	$433,077			$432,061
Net interest income/margin (5)		$6,959	3.67%		$6,550	3.52%
Net interest spread (6)			3.57%			3.46%

(1) Annualized

(2) Yield is calculated on a tax equivalent basis.

(3) Does not include nonaccruing loans.

(4) Income includes loan fees of $319,000 in 2013 and $394,000 in 2012.

(5) Net interest income divided by total earning assets.

(6) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the six months ended June 30, 2013 the average yield on earning assets was 4.71 percent, while the average cost of interest bearing liabilities was 1.14 percent. For the six months ended June 30, 2012 the average yield on earning assets was 4.90 percent and the average cost of interest-bearing liabilities was 1.44 percent. The decrease in the asset yields and average rates paid is due to market rate decreases over the last year. The net interest margin was 3.67 percent and 3.52 percent for the six months ended June 30, 2013 and 2012, respectively. The increase in the net interest margin is primarily attributable to a reduction in interest expense, which outpaced the reduction in interest income, as net interest income rose by $409,000. Interest income declined by $194,000 while interest expense declined by $603,000. The decrease in interest expense was driven by maturities of higher cost time deposits, restructuring of other borrowings into new borrowings with expanded maturities and lower rates, and the partial replacement of these funding sources with core deposits consisting of lower cost savings and transaction accounts.

Average earning assets for the three months ending June 30, 2013 increased 0.35 percent to $380.0 million from the $378.6 million reported for the three months ending June 30, 2012. The increase was attributable to an increase of $14.0 million in average loans, partially offset by a decrease of $13.8 million in average investments and federal funds sold.

Average interest bearing liabilities for the three months ending June 30, 2013 decreased 9.5 percent to $339.2 million from the $357.2 million reported for the three months ending June 30, 2012. The change was due to a $33.6 million decrease in average time deposits, partially offset by increases in average savings and transaction accounts and other borrowings of $8.8 million and $6.8 million, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended June 30, 2013 and 2012.

(Dollars in thousands)	For the three months ended			For the three months ended
	June 30, 2013			June 30, 2012
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$12,338	$7	0.22%	$15,886	$10	0.26%
Investments – taxable	41,892	194	1.86	49,955	292	2.34
Investments - nontaxable (2)	4,445	71	6.36	5,588	86	6.22
Total investments and federal funds sold	58,675	272	1.86	71,429	388	2.18
Loans (3)(4)	321,279	4,161	5.20	307,213	4,222	5.51
Total earning assets/interest income	379,954	4,433	4.68%	378,642	4,610	4.88%
Other assets	54,710			57,717
Total assets	$434,664			$436,359
Liabilities
Savings and transaction accounts	$120,425	168	0.56%	$111,590	186	0.67%
Time deposits	146,620	292	0.80	180,243	500	1.11
Other borrowings	61,851	428	2.77	55,021	539	3.93
Subordinated debt	10,310	46	1.81	10,310	50	1.96
Total interest bearing liabilities/interest expense	339,206	934	1.10	357,164	1,275	1.43
Non-interest bearing liabilities	53,884			47,192
Total liabilities	393,090	934	0.95	404,356	1,275	1.27
Equity	41,574			32,003
Total liabilities and equity	$434,664			$436,359
Net interest income/margin (5)		$3,499	3.69%		$3,335	3.53%
Net interest spread (6)			3.58%			3.45%

(1)	Annualized
(2)	Yield is calculated on a tax equivalent basis.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $155,000 in 2013 and $189,000 in 2012.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended June 30, 2013 the average yield on earning assets was 4.68 percent, while the average cost of interest bearing liabilities was 1.10 percent. For the three months ended June 30, 2012 the average yield on earning assets was 4.88 percent and the average cost of interest-bearing liabilities was 1.43 percent. The decrease in the asset yields and average rates paid is due to market rate decreases over the last year. The net interest margin was 3.69 percent and 3.53 percent for the three months ended June 30, 2013 and 2012, respectively. The increase in the net interest margin is primarily attributable to a reduction in interest expense, which outpaced the reduction in interest income, as net interest income rose by $164,000. Interest income declined by $177,000 while interest expense declined by $341,000. The decrease in interest expense was driven by maturities of higher cost time deposits, restructuring of other borrowings into new borrowings with expanded maturities and lower rates, and the partial replacement of these funding sources with core deposits consisting of lower cost savings and transaction accounts.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the six months ended June 30, 2013
	Versus six months ended June 30, 2012 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(3)	$-	$(3)
Investments - taxable	(54)	(78)	(132)
Investments - non taxable (2)	(43)	(1)	(44)
Total investments and federal funds sold	(100)	(79)	(179)
Net loans (3)(4)	426	(441)	(15)
Total interest income	326	(520)	(194)
Interest expense:
Savings and transaction accounts	19	(89)	(70)
Time deposits	(132)	(205)	(337)
Other borrowings	100	(286)	(186)
Subordinated debt	-	(10)	(10)
Total interest expense	(13)	(590)	(603)
Net interest income	$339	$70	$409

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $319,000 in 2013 and $394,000 in 2012.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

	Analysis of Changes in Net Interest Income
	For the three months ended June 30, 2013
	Versus three months ended June 30, 2012 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(2)	$(1)	$(3)
Investments - taxable	(47)	(51)	(98)
Investments - non taxable (2)	(17)	2	(15)
Total investments and federal funds sold	(66)	(50)	(116)
Net loans (3)(4)	193	(254)	(61)
Total interest income	127	(304)	(177)
Interest expense:
Savings and transaction accounts	15	(33)	(18)
Time deposits	(93)	(115)	(208)
Other borrowings	67	(178)	(111)
Subordinated debt	-	(4)	(4)
Total interest expense	(11)	(330)	(341)
Net interest income	$138	$26	$164

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $155,000 in 2013 and $189,000 in 2012.
(4)	Does not include nonaccruing loans.

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2013 was approximately $1,280,000, compared to approximately $1,531,000 for the six months ended June 30, 2012, a decrease of approximately $251,000. This was primarily due to decreases of approximately $110,000 and $124,000 in gains on sales of available for sale securities and gains on the sale of premises and equipment, respectively.

Noninterest expenses for the six months ended June 30, 2013 were $6,508,000, compared to $5,797,000 for the six months ended June 30, 2012, an increase of $711,000. This increase was primarily due to a $650,000 decrease in gains on the sale of other real estate owned. These gains totaled $314,000 and $964,000 for the six months ended June 30, 2013 and June 30, 2012, respectively. Of the $964,000 of gains for the six months ended June 30, 2012, approximately $550,000 was related to the sale of one property. The Company did not finance the purchase of this property for the buyer. Partially offsetting this decrease in gains on the sale of other real estate owned was a $292,000 reduction in expenses and impairments, net of rental income related to other real estate owned. This amount totaled a net expense of $78,000 for the six months ended June 30, 2013, compared to a net expense of $370,000 for the six months ended June 30, 2012. Salaries and employee benefits totaled $3,555,000 for the six months ended June 30, 2013, compared to $3,231,000 for the six months ended June 30, 2012, an increase of $324,000. The increase in salaries and employee benefits was primarily attributable to salary adjustments and bonuses which occurred during the six months ended June 30, 2013.

Noninterest income for the three months ended June 30, 2013 was $691,000, compared to $625,000 for the three months ended June 30, 2012, an increase of $66,000. This was primarily due to an increase of $105,000 in gains on sales of available for sale securities, partially offset by net decreases in other noninterest income categories.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses – (continued)

Noninterest expenses for the three months ended June 30, 2013 were $3,548,000, compared to $3,145,000 for the six months ended June 30, 2012, an increase of $403,000. This increase was primarily due to an increase of $241,000 in salaries and employee benefits and a $202,000 decrease in gains on the sale of other real estate owned. Partially offsetting this decrease in gains on the sale of other real estate owned was a $71,000 reduction in other real estate owned expenses and impairments, net of rental income. This amount totaled a net expense of $74,000 for the three months ended June 30, 2013, compared to a net expense of $145,000 for the three months ended June 30, 2012.

Income Taxes

For the quarter ended June 30, 2013, as referenced in Note 7 to the Condensed Consolidated Financial Statements, the Company reversed the majority of its valuation allowance on its deferred tax assets. The net amount of the Company’s deferred tax assets totaled $7,385,000 at June 30, 2013. Also, in accordance with generally accepted accounting principles, the Company accrued federal and state income taxes for the full year of 2013 based on its projections of final taxable income. As a result of these items, the Company recorded a net income tax benefit which totaled $6,363,000 and $6,419,000, respectively, for the six months and three months ended June 30, 2013.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less certificates of deposit $250,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 94.5% of total deposits as of June 30, 2013. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. Available borrowings under this line totaled $47.9 million at June 30, 2013. The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce, $10 million with Zions Bank, and $10 million with Center State Bank. These accommodations may be withdrawn at any time at the sole discretion of these institutions. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window. The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $33.5 million at June 30, 2013.

Loans

Gross loans totaled approximately $328,846,000 and $327,469,000 at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the Company had $9.4 million of nonaccrual loans and $481,000 of loans 90 days delinquent and still accruing interest. Of these, $8.9 million are secured by real estate. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2012, the Company had $9.7 million of nonaccrual loans and no loans 90 days past due and still accruing interest. At June 30, 2012, the Company had $13.4 million of nonaccrual loans and no loans 90 days past due and still accruing interest. The allowance for loan losses was 2.26 percent of loans as of June 30, 2013, compared to 2.49 percent as of December 31, 2012 and 2.66 percent as of June 30, 2012.

For the six and three months ended June 30, 2013 the Company recorded no loan loss provision compared to loan loss provisions of $430,000 and $330,000, respectively, for the six months and three months ended June 30, 2012. Loan chargeoffs net of recoveries for the six months ended June 30, 2013 totaled approximately $732,000. For the six months ended June 30, 2013 the Company’s other general reserves portion of the allowance for loan losses decreased by $1,224,000, while its unallocated portion of reserves increased by $47,000. The general reserve calculation accounts for repayment risk that is allocable to all loans within each loan type and is a broader measurement of overall portfolio risk than the portions of the reserve allocated by loan type. The general reserve calculation includes risk factors related to certain higher risk loans such as variable rate loans and loans with excessive loan to value ratios, capital concentrations by collateral type, and new loan production levels. Improvements in the credit quality of the Company’s loan portfolio during the six months ended June 30, 2013, were consistent with decreases in the Company’s other general reserves. Total loans with credit grades of 6 through 9

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

totaled approximately $27.6 million and $48.3 million at June 30, 2013 and December 31, 2012, respectively.

The need for future loan loss provisions will be influenced by loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, the level of loans with credit grades of 6 through 9, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions present in our loan portfolio, and collateral values of impaired loans deemed to be collateral dependent. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of June 30, 2013.

For the six months ended June 30, 2013, net chargeoffs to average loans outstanding totaled 0.45% on an annualized basis while the allowance for loan losses to gross loans totaled 2.26% at June 30, 2013.

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At June 30, 2013 potential problem loans totaled $12.2 million. The Company’s potential problem loans are comprised of $2.4 million of construction and land development real estate loans, $4.4 million of nonfarm, nonresidential real estate loans, $3.1 million of 1-4 family mortgage loans, $372,000 of multifamily real estate loans, and $1.9 million of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $5.4 million as of June 30, 2013, $9.6 million at December 31, 2012, and $9.9 million as of June 30, 2012, net of a valuation reserve. Sales of other real estate owned totaled approximately $2.9 million and $5.3 million for the six months ended June 30, 2013, and 2012, respectively. The Company generated loans to facilitate the sales of other real estate owned totaling $2.1 million and $1.1 million during the six months ended June 30, 2013 and June 30, 2012, respectively. Impairment charges on other real estate owned totaled $4,000 and $303,000 for the six months ended June 30, 2013, and 2012, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Deposits

Deposits increased $5.2 million during the first six months of 2013 to $324.8 million at June 30, 2013. Included in this amount were increases of $12.2 million in noninterest bearing transaction accounts, partially offset by a decrease of $7.0 million in interest bearing accounts. The decrease in interest bearing deposits included a decrease of $17.2 million in time deposits. Of this decrease, $4.8 million was related to retail time deposits and $12.4 million was related to brokered and wholesale time deposits. Brokered and wholesale time deposits totaled $1.2 million and $13.6 million at June 30, 2013 and December 31, 2012, respectively. Partially offsetting the decrease in time deposits was an increase of $6.3 million in savings and money market accounts.

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. On March 18, 2013, the Bank refinanced eight advances totaling $42 million and reduced the weighted average cost of these advances from 3.80% to 3.24%. FHLBA advances outstanding at June 30, 2013 and December 31, 2012 are summarized as follows:

June 30, 2013

Maturity	Rate	Balance

March 2016	2.04%	$10,000,000
May 2016	0.75%	2,000,000
March 2017	2.31%	2,000,000
May 2017	1.07%	2,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000
May 2018	1.38%	2,000,000
March 2019	3.56%	5,000,000
March 2019	3.51%	5,000,000
May 2019	1.69%	2,000,000
May 2020	2.01%	2,000,000
March 2021	3.71%	5,000,000
March 2021	3.74%	5,000,000
March 2021	3.80%	5,000,000
March 2021	3.87%	5,000,000

Balance		$62,000,000

December 31, 2012

Maturity	Rate	Balance

January 2013	0.18%	$7,000,000
February 2013	0.36%	5,000,000
July 2015	2.32%	10,000,000
July 2015	2.91%	2,000,000
October 2016	4.25%	5,000,000
November 2016	4.08%	5,000,000
January 2017	4.35%	5,000,000
January 2017	4.40%	5,000,000
January 2017	4.46%	5,000,000
January 2017	4.60%	5,000,000
March 2018	2.33%	5,000,000
April 2018	3.03%	5,000,000

Balance		$64,000,000

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

Capital Resources

The Company’s total shareholders’ equity increased by approximately $7.1 million during the first six months of 2013, due to net income of $8.0 million, $63,000 from proceeds from stock issuances pursuant to our Employee Stock Purchase Plan, and other comprehensive loss of $957,000. The Company’s Tier 1 capital to average assets ratio was 10.85 percent as of June 30, 2013 compared to 10.47 percent as of December 31, 2012.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from generally 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank. As of June 30, 2013, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$48,962	15.16%	$32,291	10.00%	$25,833	8.00%
Tier 1 capital (to risk-weighted assets)	44,882	13.90%	19,375	6.00%	12,917	4.00%
Tier 1 capital (to average assets)	44,882	10.59%	21,198	5.00%	16,958	4.00%
The Company
Total capital (to risk-weighted assets)	51,500	15.79%	N/A	N/A	26,100	8.00%
Tier 1 capital (to risk-weighted assets)	47,379	14.52%	N/A	N/A	13,050	4.00%
Tier 1 capital (to average assets)	47,379	10.85%	N/A	N/A	17,465	4.00%

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30 , 2013, the Company had issued commitments to extend credit of approximately $21.1 million and standby letters of credit of approximately $578,000 through various types of commercial lending arrangements. Approximately $15.3 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2013.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,503	$774	$4,664	$6,941	$14,180	$21,121
Standby letters of credit	-	351	89	440	138	578
Totals	$1,503	$1,125	$4,753	$7,381	$14,318	$21,699

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

Date:August 8, 2013	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date:August 8, 2013	By:	/s/ William C. Heslop
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