Form 10-Q
period 2013-09-30
SOUTHCOAST FINANCIAL CORP
filed 2013-11-08
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

7,082,062 shares of common stock, no par value, as of October 31, 2013

 SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Cash and due from banks	$24,786	$21,984
Investment securities
Available for sale	40,649	44,849
Federal Home Loan Bank Stock, at cost	3,314	3,518

Loans held for sale	925	1,789

Loans, net of allowance of $6,649 and $8,159	321,917	319,310

Premises and equipment, net	21,324	21,653
Other real estate owned, net	5,414	9,619
Company owned life insurance	12,576	12,309
Deferred tax asset, net	7,309	-
Other assets	2,989	3,190
Total assets	$441,203	$438,221

Liabilities
Deposits
Noninterest-bearing	$47,343	$38,797
Interest-bearing	265,899	280,835
Total deposits	313,242	319,632

Federal funds purchased	6,562	4,570
Securities sold under agreements to repurchase	2,271	1,379
Federal Home Loan Bank borrowings	62,000	64,000
Junior subordinated debentures	10,310	10,310
Other liabilities	4,546	4,066

Total liabilities	398,931	403,957

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 7,077,878 shares issued and outstanding at September 30, 2013 and 7,065,515 at December 31, 2012)	54,520	54,437
Accumulated deficit	(10,267)	(19,002)
Accumulated other comprehensive loss	(1,981)	(1,171)

Total shareholders’ equity	42,272	34,264

Total liabilities and shareholders’ equity	$441,203	$438,221

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Interest income
Loans, including fees	$12,468	$12,632
Taxable securities	677	793
Tax exempt securities	132	178
Cash and federal funds sold	24	23

Total interest income	13,301	13,626

Interest expense
Deposits and borrowings	2,911	3,746

Net interest income	10,390	9,880
Provision for loan losses	-	880

Net interest income after provision for loan losses	10,390	9,000

Noninterest income
Service fees on deposit accounts	1,127	1,175
Gains on loans held for sale	203	216
Gain on sales of available for sale securities	105	626
Company owned life insurance earnings	268	293
Gain on sales of premises and equipment	9	124
Other	128	116
Total noninterest income	1,840	2,550

Noninterest expenses
Salaries and employment benefits	5,260	4,870
Occupancy	980	1,036
Furniture and equipment	1,241	1,096
Software	151	186
Insurance	593	604
Professional fees	620	652
Telephone, postage, and supplies	261	250
Gain on sale of other real estate owned	(314)	(1,043)
Other real estate owned rental income, impairment provision, and other expenses	133	452
Other operating expenses	933	854
Total noninterest expenses	9,858	8,957

Income before income taxes	2,372	2,593

Income tax expense (benefit)	(6,363)	3

Net income	$8,735	$2,590

Basic net income per common share	$1.23	$0.37

Weighted average shares outstanding
Basic	7,074,183	7,044,365

See Notes to Condensed Consolidated Financial Statements

 SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,
	2013	2012
Interest income
Loans, including fees	$4,106	$4,255
Taxable securities	280	264
Tax exempt securities	38	56
Cash and federal funds sold	11	7

Total interest income	4,435	4,582

Interest expense
Deposits and borrowings	951	1,183

Net interest income	3,484	3,399
Provision for loan losses	-	450

Net interest income after provision for loan losses	3,484	2,949

Noninterest income
Service fees on deposit accounts	377	396
Gains on loans held for sale	32	126
Gains on sales of available for sale securities	-	411
Company owned life insurance earnings	91	96
Other	60	41
Total noninterest income	560	1,070

Noninterest expenses
Salaries and employment benefits	1,705	1,639
Occupancy	314	360
Furniture and equipment	449	347
Software	19	56
Insurance	198	206
Professional fees	204	194
Telephone, postage, and supplies	79	87
Gain on sale of other real estate owned	-	(79)
Other real estate owned rental income, impairment provision, and other expenses	55	82
Other operating expenses	327	319

Total noninterest expenses	3,350	3,211

Income before income taxes	694	808
Income tax benefit	-	(36)

Net income	$694	$844

Basic net income per common share	$.10	$.12

Weighted average shares outstanding
Basic	7,077,878	7,057,450

See Notes to Condensed Consolidated Financial Statements

 SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Net income	$8,735	$2,590

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(1,226)	839
Tax effect	483	(302)
Reclassification of gains and losses included in net income	(105)	(626)
Tax effect	38	225
Total other comprehensive income (loss)	(810)	136

Comprehensive income	$7,925	$2,726

	For the Three Months Ended September 30,
	2013	2012
Net income	$694	$844

Other comprehensive income:
Unrealized gains on available for sale securities	227	762
Tax effect	(80)	(274)
Reclassification of gains and losses included in net income	-	(411)
Tax effect	-	148
Total other comprehensive income	147	225

Comprehensive income	$841	$1,069

See Notes to Condensed Consolidated Financial Statements

 SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity

For nine months ended September 30, 2013 and 2012

(Unaudited)

(Dollars in thousands)	Common Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit	Loss	Total

Balance, January 1, 2012	7,017,830	$54,382	$(22,520)	$(1,050)	$30,812

Net income for the period			2,590		2,590

Other comprehensive income, net of tax				136	136

Comprehensive income					2,726

Employee stock purchase plan	39,620	55	-	-	55

Balance, September 30, 2012	7,057,450	$54,437	$(19,930)	$(914)	$33,593

Balance, January 1, 2013	7,065,515	$54,437	$(19,002)	$(1,171)	$34,264

Net income for the period			8,735		8,735

Other comprehensive loss, net of tax				(810)	(810)

Comprehensive income					7,925

Employee stock purchase plan	12,363	83	-	-	83

Balance, September 30, 2013	7,077,878	$54,520	$(10,267)	$(1,981)	$42,272

See Notes to Condensed Consolidated Financial Statements

 SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)	For the Nine Months Ended September 30,
Operating activities	2013	2012
Net income	$8,735	$2,590
Adjustments to reconcile net income to net cash provided by operating activities
Increase in deferred income taxes	(6,785)	(77)
Provision for loan losses	-	880
Depreciation and amortization	629	651
Discount accretion and premium amortization	240	285
Gains on sales of loans held for sale	(203)	(216)
Gains on sales of available for sale securities	(105)	(626)
Gains on sales of premises and equipment	(9)	(124)
Gains on sales of other real estate owned	(314)	(1,043)
Change in deferred gain on sale of other real estate owned	(63)	-
Impairment charges on other real estate owned	4	303
Originations of loans held for sale	(14,662)	(12,965)
Proceeds from sales of loans held for sale	15,729	13,455
Company owned life insurance earnings	(268)	(293)
Decrease in other assets	201	565
Increase in other liabilities	480	345
Net cash provided by operating activities	3,609	3,730

Investing activities
Purchases of investment securities available-for-sale	(12,485)	(29,400)
Sales of investment securities available-for-sale	8,310	22,268
Calls, maturities, and paydowns of investment securities available-for-sale	6,906	8,506
Sales (purchases) of Federal Home Loan Bank stock	204	(18)
Net increase in loans	(837)	(13,180)
Proceeds from sales of premises and equipment	9	1,159
Purchases of premises and equipment	(300)	(1,547)
Proceeds from sales of other real estate owned	2,908	5,969
Capital expenditures related to other real estate owned	(99)	(18)
Net cash provided by (used for) investing activities	4,616	(6,261)

Financing activities
Net increase (decrease) in deposits	(6,390)	9,629
Increase in federal funds purchased	1,992	2,266
Increase (decrease) in securities sold under agreements to repurchase	892	(1,581)
Proceeds from Federal Home Loan Bank borrowings	75,500	29,700
Repayments of Federal Home Loan Bank borrowings	(77,500)	(28,700)
Net proceeds from issuances of stock	83	55
Net cash provided by (used for) financing activities	(5,423)	11,369

Increase in cash and cash equivalents	2,802	8,838
Cash and cash equivalents, beginning of period	21,984	18,037
Cash and cash equivalents, end of period	$24,786	$26,875

Cash paid for:
Interest	$2,996	$3,493
Income taxes	351	101
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$317	$7,062
Change in unrealized losses on available-for-sale securities	$1,331	$(213)
Loans to finance sales of other real estate owned	$2,086	$2,317

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

Note 3 - Net Income Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.  As of September 30, 2013 and 2012, there were no stock options outstanding to dilute earnings per share respectively.

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

Note 4 – Recently Issued Accounting Standards

There were no recently issued authoritative pronouncements that had a material impact on the Company’s accounting, reporting, or disclosures of financial information as of September 30, 2013.

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	September 30, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$31,630	$104	$968	$30,766
Municipal securities	3,917	144	-	4,061
Other	8,196	7	2,381	5,822

Total	$43,743	$255	$3,349	$40,649

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair Value
Mortgage backed
Government sponsored enterprises	$37,361	$590	$-	$37,951
Municipal securities	5,061	358	-	5,419
Other	4,190	-	2,711	1,479

Total	$46,612	$948	$2,711	$44,849

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

Available for Sale

(Amounts in thousands)	September 30, 2013
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$27,133	$968	$-	$-	$27,133	$968
Other	-	-	1,315	2,381	1,315	2,381

Total	$27,133	$968	$1,315	$2,381	$28,448	$3,349

	December 31, 2012
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Other	$-	$-	$1,479	$2,711	$1,479	$2,711

Total	$-	$-	$1,479	$2,711	$1,479	$2,711

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,381,000, or 71% of unrealized losses, and $2,711,000, or 100% of unrealized losses, at September 30, 2013 and December 31, 2012, respectively. These unrealized losses for both periods were comprised of three securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The unrealized losses attributable to Mortgage backed securities at September 30, 2013 are the result of market increases in mortgage rates over the course of the year. As such, these unrealized losses are not related to credit concerns and are not considered as evidence of other-than- temporary impairment (“OTTI”).

The unrealized losses attributable to “Other” securities primarily relate to valuations on two individual pooled trust preferred securities. The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities. These securities are considered Level 3 securities in the fair value hierarchy as they both trade in less than liquid markets.

One of the Company’s pooled trust preferred securities with an amortized cost of approximately $1.8 million and fair value of approximately $1.0 million is receiving contractual interest payments, while the other with an amortized cost of approximately $1.7 million and fair value of approximately $178,000 is receiving payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Future interest payments are accrued on these larger principal balances. The Company has discontinued the accrual of interest on this security due to its payment-in-kind status.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At September 30, 2013, there was $231,067,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at September 30, 2013.

     (Amounts in thousands)

Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$181,285	128.00%	128.01%
B	41,201	115.00%	104.30%
C	47,268	106.20%	86.03%
D	27,410	100.30%	78.09%
Income Notes	18,000	N/A	N/A

As shown above, tranches B through D currently fail their overcollateralization test. According to the structured payment terms as described in the offering circular for this security, interest payments are currently being diverted from subordinate tranches to pay down total principal balances in the B tranche. If and when these payments reduce the principal balance in the B tranche by enough to pass its overcollateralization requirement, the C tranche securities will begin to receive contractual interest payments, and additional payments will be diverted from subordinate tranches in order to meet its overcollateralization requirement. This payment structure, known as a waterfall, has in the most recent quarter allowed the A tranche to meet its overcollateralization requirement, and is designed to continue until all tranches meet their overcollateralization requirement. However, this outcome is dependent on the level of future interest deferrals and defaults by individual issuers. Any shortfalls to contractual principal and interest payments due will be borne in reverse order of payment priority, with the most subordinate tranche having the largest loss and the senior most tranche having the smallest loss. As a note holder in the C tranche of this structure, the Company’s principal and interest claims are subordinate to the principal and interest claims of note holders in the A and B tranches. More specifically, the Company and other C note holders would stand to lose 100% of their principal and interest before note holders in the B tranche lost their first dollar, and B note holders would lose 100% of their investment before A note holders experienced any loss.

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for OTTI. This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of September 30, 2013 predicts the Company will resume receipt of its contractual principal and interest payments during the year 2016, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $995,000 for the security (Security B in the table below) at September 30, 2013.

The following table provides certain relevant details on each of our pooled trust preferred securities as of September 30, 2013, including book value, fair value, and unrealized losses, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

September 30, 2013
(Amounts in thousands)
	Security A	Security B

Amortized Cost	$1,813	$1,733
Fair Value	$1,035	$178
Unrealized Loss	$778	$1,555
Number of underlying financial institution issuers	47	40
Number of deferrals and defaults	13	13
Additional expected deferrals/ defaults*	N/A	0/2
Excess Subordination as a percentage of performing collateral^	20.81%	N/A

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

The amortized costs and fair values of investment securities available for sale at September 30, 2013 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Due after five but within ten years	$1,813	$1,887
Due after ten years	6,150	3,887
Mortgage backed	31,630	30,766
Equity securities with no maturity*	4,150	4,109

Total investment securities available-for-sale	$43,743	$40,649

* Includes Community Reinvestment Act (CRA) fund with an amortized cost of $4,000 and fair value of $4,007.

The proceeds from sales of securities and the associated gains are listed below:

(Amounts in thousands)	Nine Months Ending September 30,
	2013	2012

Proceeds	$8,310	$22,268
Gross Gains	105	626

The tax provision related to the above realized gains was $38,000 and $225,000 for the periods ended September 30, 2013 and 2012.

Investment securities with an aggregate amortized cost of $19,821,000 and estimated fair value of $19,479,000 at September 30, 2013, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $2,889,000 and estimated fair value of $2,789,000 at September 30, 2013, were pledged to secure securities sold under agreements to repurchase.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	September 30,	December 31,
	2013	2012
Real estate secured loans:
Residential 1-4 Family	$181,110	$174,421
Multifamily	5,322	5,555
Commercial	80,776	80,284
Construction and land development	37,575	40,305

Total real estate secured loans	304,783	300,565
Commercial and industrial	21,420	24,511
Consumer	2,063	1,915
Other	300	478

Total gross loans	328,566	327,469
Allowance for loan losses	(6,649)	(8,159)
	$321,917	$319,310

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of September 30, 2013 and December 31, 2012 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category
As of September 30, 2013 and December 31, 2012

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2013	2012	2013	2012	2013	2012	2013	2012
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	72,028	59,303	597	611	12,544	6,825	9,986	7,037
4	50,099	49,619	560	684	26,860	29,038	8,747	10,054
5	50,067	50,336	3,799	3,500	30,816	25,130	14,350	17,633
6	926	2,036	-	-	1,681	11,139	624	1,215
7	7,686	10,287	366	760	8,175	8,152	2,921	4,366
8	304	2,840	-	-	700	-	947	-
9	-	-	-	-	-	-	-	-

Total	$181,110	$174,421	$5,322	$5,555	$80,776	$80,284	$37,575	$40,305

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Grade
1	$840	$2,329	$370	$55	$40	$-	$1,250	$2,384
2	-	-	-	309	-	-	-	309
3	1,588	2,523	341	234	-	191	97,084	76,724
4	5,578	5,620	250	1,105	212	227	92,306	96,347
5	9,756	6,702	972	-	48	60	109,808	103,361
6	1,336	3,713	-	-	-	-	4,567	18,103
7	2,284	3,624	130	212	-	-	21,562	27,401
8	38	-	-	-	-	-	1,989	2,840
9	-	-	-	-	-	-	-	-

Total	$21,420	$24,511	$2,063	$1,915	$300	$478	$328,566	$327,469

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)

Past Due Loans For the Periods Ended September 30, 2013 and December 31, 2012

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$1,750	$721	$1,689	$4,160	$176,950	$181,110	$	- -
Multifamily Residential	-	-	365	365	4,957	5,322		-
Commercial Real Estate	1,382	1,711	903	3,996	76,780	80,776		-
Construction and Land Development	453	-	1,177	1,630	35,945	37,575		-
Non Real Estate Secured								-
Commercial and Industrial	155	136	1,274	1,565	19,855	21,420		-
Consumer and Other	57	13	46	116	2,247	2,363		-

Total	$3,797	$2,581	$5,454	$11,832	$316,734	$328,566		$-

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$2,712	$834	$5,385	$8,931	$165,490	$174,421	$	- -
Multifamily Residential	-	379	-	379	5,176	5,555		-
Commercial Real Estate	1,711	-	127	1,838	78,446	80,284		-
Construction and Land Development	182	-	999	1,181	39,124	40,305		-
Non Real Estate Secured								-
Commercial and Industrial	686	29	394	1,109	23,402	24,511		-
Consumer and Other	20	11	54	85	2,308	2,393		-

Total	$5,311	$1,253	$6,959	$13,523	$313,946	$327,469		$-

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)

	September 30, 2013	December 31, 2012

1-4 Family Residential	$4,565	$6,821
Multifamily Residential	365	-
Commercial Real Estate	1,269	531
Construction and Land Development	1,543	1,317
Commercial and Industrial	1,410	990
Consumer and Other	50	55

Total	$9,202	$9,714

At September 30, 2013 and December 31, 2012, nonaccrual loans totaled $9.2 million and $9.7 million, respectively. The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $700,000 and $777,000 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $11.3 million and $11.7 million, respectively. Impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $9.1 million and $8.9 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, there were no loans over ninety days past due and still accruing interest.

At September 30, 2013 and December 31, 2012, all TDRs, including those on nonaccrual status, totaled $3.5 million and $4.6 million, respectively. During the nine months ended September 30, 2013, the Company modified three loans totaling approximately $1.2 million which it classified as TDRs. During this same period no loans that had previously had their original terms restructured went into nonaccrual, and amounts totaling $306,000 related to TDRs were charged off. The gross interest income that would have been recognized on TDRs according to the original loan terms during the first, second, and third quarters of 2013 totaled approximately $20,000; actual interest income recognized on these loans according to the restructured terms totaled $19,000. The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2012 totaled approximately $93,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $92,000. During the quarter ended September 30, 2013, one loan totaling $244,000 had its original loan terms restructured, and no loans that had previously had their original terms restructured went into nonaccrual. During the same period, amounts totaling $306,000 related to TDRs were charged off. TDRs did not have a material effect on the allowance for loan losses as of September 30, 2013 or December 31, 2012.

Subsequent to September 30, 2013, six impaired loans totaling approximately $2.2 million had their original terms modified in a troubled debt restructuring. The loans comprised a single relationship and, due to the timing of the modifications, were not yet TDRs at September 30, 2013. Approximately $1.7 million of the loans were classified as commercial real estate, and $500,000 were classified as commercial and industrial. When evaluated for impairment, the loans required no additional reserves. Additionally, no chargeoffs were taken in association with the modifications.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	September 30, 2013	September 30, 2012

Balance, beginning of year	$8,159	$10,691
Provision for loan losses	-	880
Chargeoffs	(2,092)	(3,266)
Recoveries	582	122
Balance, end of quarter	$6,649	$8,427

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Nine Months Ended September 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,312	$(297)	$499	$(860)	$1,522	$132	$1,654
Multifamily Residential	39	-	-	(14)	25	-	25
Commercial Real Estate	1,264	(423)	3	168	1,012	-	1,012
Construction and Land Development	606	(845)	5	1,555	671	650	1,321
Non Real Estate Secured
Commercial and Industrial	1,324	(483)	9	(61)	789	-	789
Consumer and Other	55	(44)	66	(55)	22	-	22
Other
Other General Reserves	1,939	-	-	(573)	1,366	-	1,366
Unallocated	620	-	-	(160)	460	-	460
Total	$8,159	$(2,092)	$582	$-	$5,867	$782	$6,649

	For the Nine Months Ended September 30, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,861	$(1,674)	$14	$1,343	$1,890	$654	$2,544
Multifamily Residential	297	-	18	(160)	155		155
Commercial Real Estate	2,409	(882)	1	(276)	1,186	66	1,252
Construction and Land Development	633	(617)	66	384	408	58	466
Non Real Estate Secured
Commercial and Industrial	1,898	(66)	21	(322)	1,531	-	1,531
Consumer and Other	41	(27)	2	25	41	-	41
Other
Other General Reserves	1,515	-	-	83	1,598	-	1,598
Unallocated	1,037	-	-	(197)	840	-	840
Total	$10,691	$(3,266)	$122	$880	$7,649	$778	$8,427

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended September 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$2,049	$(35)	$286	$(646)	$1,522	$132	$1,654
Multifamily Residential	64	-	-	(39)	25	-	25
Commercial Real Estate	1,179	(423)	3	253	1,012	-	1,012
Construction and Land Development	1,191	(312)	2	440	671	650	1,321
Non Real Estate Secured
Commercial and Industrial	834	(302)	3	254	789	-	789
Consumer and Other	22	-	-	-	22	-	22
Other
Other General Reserves	1,421	-	-	(55)	1,366	-	1,366
Unallocated	667	-	-	(207)	460	-	460
Total	$7,427	$(1,072)	$294	$-	$5,867	$782	$6,649

	For the Three Months Ended September 30, 2012
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$2,432	$(608)	$1	$719	$1,890	$654	$2,544
Multifamily Residential	99		-	56	155		155
Commercial Real Estate	1,494	(61)	-	(181)	1,186	66	1,252
Construction and Land Development	635	-	2	(171)	408	58	466
Non Real Estate Secured
Commercial and Industrial	1,448	(2)	14	71	1,531		1,531
Consumer and Other	42	(2)	2	(1)	41		41
Other
Other General Reserves	1,573			25	1,598		1,598
Unallocated	908			(68)	840		840
Total	$8,631	$(673)	$19	$450	$7,649	$778	$8,427

Of the total chargeoffs noted in the above tables, $676,000 of the chargeoffs occurring during the three months ended September 30, 2013 were reserved for as of June 30, 2013, and $109,000 of the chargeoffs occurring during the three months ended September 30, 2012 were reserved for at June 30, 2012.

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

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of September 30, 2013 and December 31, 2012.

Loans Receivable:	As of September 30 2013
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$3,360	$177,750	$181,110
Multifamily Residential	366	4,956	5,322
Commercial Real Estate	2,975	77,801	80,776
Construction and Land Development	1,313	36,262	37,575
Non Real Estate Secured
Commercial and Industrial	1,135	20,285	21,420
Consumer and Other	-	2,363	2,363
Total:	$9,149	$319,417	$328,566

Loans Receivable:	As of December 31, 2012
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$6,953	$167,468	$174,421
Multifamily Residential	382	5,173	5,555
Commercial Real Estate	531	79,753	80,284
Construction and Land Development	830	39,475	40,305
Non Real Estate Secured
Commercial and Industrial	204	24,307	24,511
Consumer and Other	-	2,393	2,393
Total:	$8,900	$318,569	$327,469

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans
For the Nine Months ended September 30, 2013

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$1,910	$1,755	$-	$155	$1,822	$11
Multifamily Residential	366	366	-	-	372	-
Commercial Real Estate	3,399	2,975	-	424	3,230	80
Construction and Land Development	2,152	1,313	-	839	1,784	-
Commercial and Industrial	485	485	-	-	539	11
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$1,605	$1,605	$132	$-	$1,577	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	650	650	650	-	658	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$3,515	$3,360	$132	$155	$3,399	$11
Multifamily Residential	366	366	-	-	372	-
Commercial Real Estate	3,399	2,975	-	424	3,230	80
Construction and Land Development	2,152	1,313	-	839	1,784	-
Commercial and Industrial	1,135	1,135	650	-	1,197	11
Consumer and Other	-	-	-	-	-	-

Total:	$10,567	$9,149	$782	$1,418	$9,982	$102

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

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans
For the Three Months ended September 30, 2013

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$1,910	$1,755	$-	$155	$1,785	$4
Multifamily Residential	366	366	-	-	369	-
Commercial Real Estate	3,399	2,975	-	424	3,201	13
Construction and Land Development	2,152	1,313	-	839	1,474	-
Commercial and Industrial	485	485	-	-	498	3
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$1,605	$1,605	$132	$-	$1,576	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	650	650	650	-	650	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$3,515	$3,360	$132	$155	$3,361	$4
Multifamily Residential	366	366	-	-	369	-
Commercial Real Estate	3,399	2,975	-	424	3,201	13
Construction and Land Development	2,152	1,313	-	839	1,474	-
Commercial and Industrial	1,135	1,135	650	-	1,148	3
Consumer and Other	-	-	-	-	-	-

Total:	$10,567	$9,149	$782	$1,418	$9,553	$20

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Deferred Taxes

At June 30, 2011, the Company recorded a full valuation allowance against its deferred tax assets totaling approximately $6.4 million. In arriving at its decision to do so, management evaluated the Company’s preceding three year pretax historical losses totaling approximately $19.4 million, the economy of the last several years prior to June 30, 2011 which contributed to these losses, and the Company’s immediate earnings outlook. Based on these factors, management did not consider it more likely than not that the Company would generate sufficient tax liabilities through earnings to offset its level of deferred tax assets. Prior to the year ending December 31, 2008, the Company had a consistent history of generating significant pretax income. The tax losses generated during the years ended December 31, 2010 and 2009 were completely absorbed through the use of net operating loss carrybacks. These factors, coupled with the Company’s performance projections over the next several years, led to the Company’s decision not to provide for a valuation allowance prior to June 30, 2011. However, management’s assessment of the near term realizability of the deferred tax asset changed as a result of the required provisions for loan losses and other real estate owned for the three months ended June 30, 2011. These provisions and the then current economic conditions that fueled them led to uncertainty about the required level of future provisions and, therefore, led management to the conclusion that a full valuation allowance on the Company’s deferred tax assets was needed.

At June 30, 2013, the Company reversed most of its valuation allowance on its deferred tax assets, which resulted in a tax benefit totaling approximately $6.4 million for the six month and three month periods ending June 30, 2013. The decision to reverse the valuation allowance was due to a change in management’s assessment of the near term realizability of the deferred tax assets. This change in assessment was the result of improved operating results, most notably six consecutive quarters of profitability beginning with the three months ended March 31, 2012. The profitability during these periods included core earnings. These improved results provided positive evidence of the Company’s ability to generate the future profits necessary to realize the benefits provided by its deferred tax assets in future periods. The Company maintained a valuation allowance of $200,000 related to its holding company net operating loss carryforward for state income taxes. Throughout the Company’s history, the holding company has consistently produced operating losses on a stand alone basis, and the realizability of this loss carryforward continues to remain in doubt. As of September 30, 2013, the gross deferred tax assets totaled approximately $7.5 million, while the deferred tax assets net of the remaining valuation allowance totaled approximately $7.3 million.

The gross amount of the Company’s deferred tax assets during the two year period for which it maintained a full valuation allowance increased by approximately $1.2 million, from $6.4 million at June 30, 2011 to $7.6 million at June 30, 2013. During the two year period ended June 30, 2013, the Company recorded a combined pretax loss of approximately $2.7 million, which increased the deferred tax asset related to operations by approximately $840,000. This net pretax loss consisted of approximately $8.0 million of pretax loss during the final six months of 2011, and approximately $5.3 million of pretax income during the ensuing six quarter period ended June 30, 2013. Also during the two year period ended June 30, 2013, the Company had additional net unrealized losses on available for sale securities totaling approximately $1.0 million, which increased the deferred tax asset related to unrealized available for sale securities losses by approximately $360,000. During the three months ended September 30, 2013, the Company’s gross unrealized losses declined by approximately $227,000, which decreased the deferred tax asset related to unrealized available for sale securities losses by approximately $80,000.

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

The Company used the following methods and assumptions to estimate fair value:

Available for Sale Investment Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available (Leve1 1). If quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 include asset-backed securities in less liquid markets. The fair values of level 3 available for sale investment securities are determined by a third party pricing service and reviewed by the Company’s Chief Financial Officer for reasonableness. The fair value of the trust preferred securities is computed based upon discounted cash flows estimated using interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation to the note classes.  Current estimates of expected cash flows are based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying issuers.  The payment, default and recovery assumptions are believed to reflect the assumptions of market participants. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts.

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of September 30, 2013 and December 31, 2012.

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

Other real estate owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. For both collateral dependent impaired loans and other real estate owned, the Company uses appraisals prepared by certified appraisal professionals whose qualifications and licenses have been reviewed and verified by the Company. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically lead to a Level 3 classification of the inputs for determining fair value. Once the Company receives an appraisal on an impaired loan, the Chief Credit Officer and Chief Financial Officer review the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in conjunction with independent data sources such as recent market data or industry-wide statistics, as well as the Company’s own loss experience. For appraisals received on other real estate owned, the Chief Financial Officer and Chief Operating Officer use a similar approach. The Company may take additional discounts against the appraisals based on the circumstances surrounding individual properties.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follow as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$30,766	$-	$30,766
Municipals	-	4,061	-	4,061
Other	-	4,109	1,713	5,822

Total assets at fair value	$-	$38,936	$1,713	$40,649

	December 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$37,951	$-	$37,951
Municipals	-	5,419	-	5,419
Other	-	78	1,401	1,479

Total assets at fair value	$-	$43,448	$1,401	$44,849

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

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	September 30, 2013	September 30, 2012

Beginning of Year Balance	$1,401	$1,490
Discount Accretion	6	6
Change in fair value	306	(197)
Ending Balance	$1,713	$1,299

The following table presents quantitative information about Level 3 fair value measurements at September 30, 2013 (amounts in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates
Pooled Trust Preferred Securities	$1,213	Discounted cash flows	Discount rate	Approximately 12%
			Weighted default probability for deferring issuers	Approximately 58%
			Recovery rate on deferring issuers	10%	-	15%
			Default probability for current issuers	0.33%	-	7.50%
			Prepayment rate	0.00%	-	5.00%

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

No changes in unrealized gains and losses for Level 3 asssets were recorded in earnings for either of the nine month periods ended September 30, 2013 or September 30, 2012.

Assets measured at fair value on a nonrecurring basis are as follow as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$1,473	$1,473
Other Real Estate Owned
1 – 4 Family Residential	-	-	602	602
Commercial Real Estate	-	-	100	100
Construction and Land Development	-	-	250	250

Total assets at fair value	$-	$-	$2,425	$2,425

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

Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $2,255,000 with a valuation allowance of $782,000 at September 30, 2013, resulting in an additional provision for loan losses of $650,000 for the nine months and three months ended September 30, 2013. The additional provision related entirely to a single Commercial & Industrial loan that had a carrying amount at September 30, 2013 of zero.

At December 31, 2012, impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $6,202,000 with a valuation allowance of $577,000, resulting in additional provision for loan losses of $517,000 for the year ended December 31, 2012. The additional provision was allocated as follows: $95,000 for Construction and Land Development loans, $363,000 for 1 – 4 Family Residential loans, $21,000 for Commercial Real Estate loans, and $38,000 for Commercial & Industrial loans.

Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $952,000, which is made up of the outstanding balance of $1,187,000, net of a valuation allowance of $235,000 at September 30, 2013. A $4,000 valuation allowance was made during the nine months ended September 30, 2013, which related to 1-4 Family Residential property. No valuation allowance was made during the three months ended September 30, 2013. The remaining valuation allowance was made prior to 2013. Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $449,000, which is made up of the outstanding balance of $1,142,000, net of a valuation allowance of $693,000, at December 31, 2012. This valuation allowance did not include any impairment made during the year ended December 31, 2012. Although the Company made a $303,000 impairment provision for other real estate owned during 2012, the properties to which the impairment related were liquidated prior to December 31, 2012.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

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

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	Fair Value Measurements at September 30, 2013 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$24,786	$24,786	$-	$-	$24,786
Available for sale investment securities	40,649	-	38,936	1,713	40,649
Federal Home Loan Bank Stock	3,314	N/A	N/A	N/A	N/A
Loans held for sale	925	-	925	-	925
Loans, net	321,917	-	-	313,387	313,387
Accrued interest receivable	1,189	-	117	1,072	1,189

Financial liabilities:
Deposits	313,242	160,471	136,802	-	297,273
Securities sold under agreements to repurchase	2,271	-	2,271	-	2,271
Advances from Federal Home Loan Bank	62,000	-	65,866	-	65,866
Junior subordinated debentures	10,310	-	-	4,753	4,753
Accrued interest payable	896	1	492	403	896

	Fair Value Measurements at December 31, 2012 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$21,984	$21,984	$-	$-	$21,984
Available for sale investment securities	44,849	-	43,448	1,401	44,849
Federal Home Loan Bank Stock	3,518	N/A	N/A	N/A	N/A
Loans held for sale	1,789	-	1,789	-	1,789
Loans, net	319,310	-	-	320,772	320,772
Accrued interest receivable	1,253	-	139	1,114	1,253

Financial liabilities:
Deposits	319,632	155,651	166,200	-	321,851
Federal funds purchased	4,570	-	4,570	-	4,570
Securities sold under agreements to repurchase	1,379	-	1,379	-	1,379
Advances from Federal Home Loan Bank	64,000	-	69,921	-	69,921
Junior subordinated debentures	10,310	-	-	4,661	4,661
Accrued interest payable	980	22	699	259	980

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

 SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Results of operations for the period ending September 30, 2013 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements include statements with respect to management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," “projection,” "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

o	future economic and business conditions;
o	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limited to, falling real estate values and increasing levels of unemployment;
o	government monetary and fiscal policies;
o	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
o	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
o	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
o	credit risks;
o	higher than anticipated levels of defaults on loans;
o	perceptions by depositors about the safety of their deposits;
o	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
o	changes in assumptions underlying allowances on deferred tax assets;
o	changes in assumptions underlying, or accuracy of, analysis relating to other-than-temporary impairment of assets;
o

the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

o	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
o	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
o	changes in the requirements of regulatory agencies;
o	changes in accounting policies, rules and practices;
o	changes in technology or products may be more difficult or costly, or less effective than anticipated;
o	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
o	ability to weather economic downturns;
o	loss of consumer or investor confidence; and
o	other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

The Company’s net income for the nine months ended September 30, 2013 was approximately $8,735,000 or $1.23 per basic share, compared to net income of approximately $2,590,000, or $0.37 per basic share, for the nine months ended September 30, 2012. The net income for the nine months ended September 30, 2013 included a tax benefit of $6,363,000 resulting from a reversal of the valuation allowance on the Company’s deferred tax asset. The average number of basic shares outstanding for the nine months ended September 30, 2013 was 7,074,183 compared to 7,044,365 for the nine months ended September 30, 2012, after adjustment for 15% stock dividends declared in 2013 and 2012.

The Company’s net income for the three months ended September 30, 2013 was approximately $694,000 or $0.10 per basic share, compared to net income of approximately $844,000, or $0.12 per basic share, for the three months ended September 30, 2012. The average number of basic shares outstanding for the three months ended September 30, 2013 was 7,077,878 compared to 7,057,450 for the three months ended September 30, 2012, after adjustment for 15% stock dividends declared in 2013 and 2012.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings. Net interest income was $10.4 million for the nine months ended September 30, 2013, compared to $9.9 million for the nine months ended September 30, 2012. Net interest income was $3.5 million for the three months ended September 30, 2013, compared to $3.4 million for the three months ended September 30, 2012.

Changes that affect net interest income include changes in the average yield earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities. The increase in the Company’s net interest income for the nine months and three months ended September 30, 2013 when compared to the same periods of 2012 was primarily due to a decrease in interest expense between the two periods, as the decrease in interest income was less than the decrease in interest expense. The decrease in interest expense was driven by decreases in average volumes and rates.

Average earning assets for the nine months ended September 30, 2013 increased 1.4 percent to $380.3 million from the $375.0 million reported for the nine months ended September 30, 2012. The increase was attributable to an increase of $12.2 million in average loans, partially offset by a $6.9 million decrease in average total investments, cash, and federal funds sold. The increase in average loans between the two periods was primarily due to increased loan originations in the final three months of 2012 and the first nine months of 2013. The decrease in the Company’s average investments and federal funds sold was due to sales and calls of mortgage backed and municipal securities, accelerated paydowns on its mortgage backed securities, and the maintenance of lower levels of interest bearing deposits and federal funds sold.

Average interest bearing liabilities for the nine months ended September 30, 2013 decreased 3.4 percent to $343.9 million from the $356.1 million reported for the nine months ended September 30, 2012. The decrease was attributable to a decrease of $26.5 million in average time deposits, partially offset by increases of $8.9 million and $5.4 million in average savings and transaction accounts and other borrowings, respectively. The decrease in average time deposits was attributable to a decrease of $33.3 million in average brokered and wholesale time deposits, partially offset by a $6.8 million increase in average retail time deposits. The increase in average other borrowings was primarily attributable to a $5.5 million increase in average Federal Home Loan Bank Borrowings.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the nine months ended September 30, 2013 and 2012.

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets
Cash and Federal funds sold	$13,182	$24	0.24%	$12,848	$23	0.24%
Investments – taxable	42,903	677	2.11	48,613	793	2.18
Investments - nontaxable (2)	4,471	206	6.16	5,941	278	6.26

Total investments and federal funds sold	60,556	907	2.00	67,402	1,094	2.17
Loans (3)(4)	319,735	12,468	5.21	307,582	12,632	5.49

Total earning assets/interest income	380,291	13,375	4.70%	374,984	13,726	4.89%
Other assets	54,035			57,947

Total assets	$434,326			$432,931

Liabilities
Savings and transaction accounts	$120,311	488	0.54%	$111,400	545	0.65%
Time deposits	149,509	937	0.84	176,000	1,478	1.12
Other borrowings	63,805	1,346	2.82	58,378	1,569	3.59
Subordinated debt	10,310	140	1.81	10,310	154	1.99

Total interest bearing liabilities/interest expense	343,935	2,911	1.13%	356,088	3,746	1.41%
Non-interest bearing liabilities	52,132			44,640

Total liabilities	396,067	2,911	0.98%	400,728	3,746	1.25%

Equity	38,259			32,203

Total liabilities and equity	$434,326			$432,931

Net interest income/margin (5)		$10,464	3.65%		$9,980	3.56%

Net interest spread (6)			3.57%			3.48%

(1) Annualized

(2) Yield is calculated on a tax equivalent basis.

(3) Does not include nonaccruing loans.

(4) Income includes loan fees of $474,000 in 2013 and $581,000 in 2012.

(5) Net interest income divided by total earning assets.

(6) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the nine months ended September 30, 2013 the average yield on earning assets was 4.70 percent, while the average cost of interest bearing liabilities was 1.13 percent. For the nine months ended September 30, 2012 the average yield on earning assets was 4.89 percent and the average cost of interest-bearing liabilities was 1.41 percent. The decrease in the asset yields and average rates paid is due to market rate decreases over the last year. The net interest margin was 3.65 percent and 3.56 percent for the nine months ended September 30, 2013 and 2012, respectively. The increase in the net interest margin is primarily attributable to a reduction in interest expense, which outpaced the reduction in interest income, as net interest income rose by $484,000. Interest income declined by $351,000 while interest expense declined by $835,000. The decrease in interest expense was driven by maturities of higher cost time deposits, restructuring of other borrowings into new borrowings with expanded maturities and lower rates, and the partial replacement of these funding sources with core deposits consisting of lower cost savings and transaction accounts.

Average earning assets for the three months ending September 30, 2013 increased 0.78 percent to $381.7 million from the $378.8 million reported for the three months ending September 30, 2012. The increase was attributable to an increase of $5.4 million in average loans, partially offset by a decrease of $2.5 million in average investments and federal funds sold.

Average interest bearing liabilities for the three months ending September 30, 2013 decreased 3.4 percent to $342.3 million from the $354.3 million reported for the three months ending September 30, 2012. The change was due to a $33.0 million decrease in average time deposits, partially offset by increases in average savings and transaction accounts and other borrowings of $15.4 million and $5.6 million, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended September 30, 2013 and 2012.

(Dollars in thousands)	For the three months ended September 30, 2013			For the three months ended September 30, 2012
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets
Cash and Federal funds sold	$16,420	$11	0.28%	$9,775	$7	0.26%
Investments – taxable	42,702	280	2.60	50,159	264	2.09
Investments - nontaxable (2)	3,907	59	5.99	5,592	87	6.17

Total investments and federal funds sold	63,029	350	2.21	65,526	358	2.17

Loans (3)(4)	318,748	4,106	5.11	313,311	4,255	5.39

Total earning assets/interest income	381,777	4,456	4.63%	378,837	4,613	4.83%
Other assets	55,047			55,833

Total assets	$436,824			$434,670

Liabilities
Savings and transaction accounts	$126,236	183	0.57%	$110,828	170	0.61%
Time deposits	141,090	269	0.76	174,116	473	1.08
Other borrowings	64,641	452	2.78	59,065	489	3.28
Subordinated debt	10,310	47	1.81	10,310	51	1.96

Total interest bearing liabilities/interest expense	342,277	951	1.10	354,319	1,183	1.32
Non-interest bearing liabilities	56,110			47,056

Total liabilities	398,387	951	0.95	401,375	1,183	1.17

Equity	38,437			33,295

Total liabilities and equity	$436,824			$434,670

Net interest income/margin (5)		$3,505	3.64%		$3,430	3.59%

Net interest spread (6)			3.53%			3.51%

(1)	Annualized
(2)	Yield is calculated on a tax equivalent basis.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $155,000 in 2013 and $187,000 in 2012.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended September 30, 2013 the average yield on earning assets was 4.63 percent, while the average cost of interest bearing liabilities was 1.10 percent. For the three months ended September 30, 2012 the average yield on earning assets was 4.83 percent and the average cost of interest-bearing liabilities was 1.32 percent. The decrease in the asset yields and average rates paid is due to market rate decreases over the last year. The net interest margin was 3.64 percent and 3.59 percent for the three months ended September 30, 2013 and 2012, respectively. The increase in the net interest margin is primarily attributable to a reduction in interest expense, which outpaced the reduction in interest income, as net interest income rose by $75,000. Interest income declined by $157,000 while interest expense declined by $232,000. The decrease in interest expense was driven by maturities of higher cost time deposits, restructuring of other borrowings into new borrowings with expanded maturities and lower rates, and the partial replacement of these funding sources with core deposits consisting of lower cost savings and transaction accounts.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income For the nine months ended September 30, 2013 Versus nine months ended September 30, 2012(1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$-	$1	$1
Investments - taxable	(93)	(23)	(116)
Investments - non taxable (2)	(69)	(3)	(72)

Total investments and federal funds sold	(162)	(25)	(187)

Net loans (3)(4)	500	(664)	(164)

Total interest income	338	(689)	(351)

Interest expense:

Savings and transaction accounts	43	(100)	(57)
Time deposits	(223)	(318)	(541)
Other borrowings	146	(369)	(223)
Subordinated debt	-	(14)	(14)

Total interest expense	(34)	(801)	(835)

Net interest income	$372	$112	$484

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $474,000 in 2013 and $581,000 in 2012.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

	Analysis of Changes in Net Interest Income
	For the three months ended September 30, 2013
	Versus three months ended September 30, 2012 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$5	$(1)	$4
Investments - taxable	(39)	55	16
Investments - non taxable (2)	(26)	(2)	(28)

Total investments and federal funds sold	(60)	52	(8)

Net loans (3)(4)	74	(223)	(149)

Total interest income	14	(171)	(157)

Interest expense:

Savings and transaction accounts	24	(11)	13
Time deposits	(90)	(114)	(204)
Other borrowings	46	(83)	(37)
Subordinated debt	-	(4)	(4)

Total interest expense	(20)	(212)	(232)

Net interest income	$34	$41	$75

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $155,000 in 2013 and $187,000 in 2012.
(4)	Does not include nonaccruing loans.

Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2013 was approximately $1,840,000, compared to approximately $2,550,000 for the nine months ended September 30, 2012, a decrease of approximately $710,000. This was primarily due to decreases of approximately $521,000 and $124,000 in gains on sales of available for sale securities and gains on the sale of premises and equipment, respectively.

Noninterest expenses for the nine months ended September 30, 2013 were $9,858,000, compared to $8,957,000 for the nine months ended September 30, 2012, an increase of $901,000. This increase was primarily due to a $729,000 decrease in gains on the sale of other real estate owned. These gains totaled $314,000 and $1,043,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively. Of the $964,000 of gains for the nine months ended September 30, 2012, approximately $550,000 was related to the sale of one property. The Company did not finance the purchase of this property for the buyer. Partially offsetting this decrease in gains on the sale of other real estate owned was a $319,000 reduction in expenses and impairments, net of rental income related to other real estate owned. This amount totaled a net expense of $133,000 for the nine months ended September 30, 2013, compared to a net expense of $452,000 for the nine months ended September 30, 2012. Salaries and employee benefits totaled $5,260,000 for the nine months ended September 30, 2013, compared to $4,870,000 for the nine months ended September 30, 2012, an increase of $390,000. The increase in salaries and employee benefits was primarily attributable to salary adjustments and bonuses which occurred during the nine months ended September 30, 2013.

Noninterest income for the three months ended September 30, 2013 was $560,000, compared to $1,070,000 for the three months ended September 30, 2012, a decrease of $510,000. This was primarily due to decreases of $411,000 and $94,000 in gains on sales of available for sale securities and gains on loans held for sale, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses – (continued)

Noninterest expenses for the three months ended September 30, 2013 were $3,350,000, compared to $3,211,000 for the three months ended September 30, 2012, an increase of $139,000. This increase was primarily due to increases of $66,000 and $102,000 in salaries and employee benefits and furniture and equipment expense, respectively. The increase in furniture and equipment expenses was primarily related to increased vendor maintenance costs related to the outsourcing of the Company’s data processing function, as well as additional vendor costs related to its internet banking platform. Partially offsetting these increases was a $27,000 reduction in other real estate owned expenses and impairments, net of rental income. This amount totaled a net expense of $55,000 for the three months ended September 30, 2013, compared to a net expense of $82,000 for the three months ended September 30, 2012.

Income Taxes

At June 30, 2013, as referenced in Note 7 to the Condensed Consolidated Financial Statements, the Company reversed the majority of its valuation allowance on its deferred tax assets. The net amount of the Company’s deferred tax assets totaled $7,309,000 at September 30, 2013. Also at June 30, 2013, in accordance with generally accepted accounting principles, the Company accrued federal and state income taxes for the full year of 2013 based on its projections of final taxable income. After reviewing these projections for their continued reasonableness, the Company’s estimate of year end taxable income remained materially unchanged, and the Company did not adust its tax accruals during the quarter ended September 30, 2013. As a result, the Company’s net income tax benefit totaled $6,363,000 and $0, respectively, for the nine months and three months ended September 30, 2013.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less certificates of deposit $250,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 97.2% of total deposits as of September 30, 2013. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. Available borrowings under this line totaled $48.1 million at September 30, 2013. The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce, $10 million with Zions Bank, and $10 million with Center State Bank. These accommodations may be withdrawn at any time at the sole discretion of these institutions. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window. The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $33.6 million at September 30, 2013.

Loans

Gross loans totaled approximately $328,846,000 and $327,469,000 at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the Company had $9.2 million of nonaccrual loans and $0 of loans 90 days delinquent and still accruing interest. Of these, $7.7 million are secured by real estate. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. Approximately $1.5 million of these loans are either unsecured or are secured by a combination of accounts receivable, inventory, equipment, or various personal property. At December 31, 2012, the Company had $9.7 million of nonaccrual loans and no loans 90 days past due and still accruing interest. At September 30, 2012, the Company had $10.9 million of nonaccrual loans and no loans 90 days past due and still accruing interest. The allowance for loan losses was 2.02 percent of loans as of September 30, 2013, compared to 2.49 percent as of December 31, 2012 and 2.59 percent as of September 30, 2012.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

For the nine and three months ended September 30, 2013 the Company recorded no loan loss provision compared to loan loss provisions of $880,000 and $450,000, respectively, for the nine months and three months ended September 30, 2012. Loan chargeoffs net of recoveries for the nine months ended September 30, 2013 totaled approximately $1,510,000. For the nine months ended September 30, 2013 the Company’s other general reserves portion of the allowance for loan losses decreased by $1,715,000, while its unallocated portion of reserves decreased by $160,000. The general reserve calculation accounts for repayment risk that is allocable to all loans within each loan type and is a broader measurement of overall portfolio risk than the portions of the reserve allocated by loan type. The general reserve calculation includes risk factors related to certain higher risk loans such as variable rate loans and loans with excessive loan to value ratios, capital concentrations by collateral type, and new loan production levels. Improvements in the credit quality of the Company’s loan portfolio during the nine months ended September 30, 2013, were consistent with decreases in the Company’s other general reserves. Total loans with credit grades of 6 through 9 totaled approximately $28.1 million and $48.3 million at September 30, 2013 and December 31, 2012, respectively.

The need for future loan loss provisions will be influenced by loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, the level of loans with credit grades of 6 through 9, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions present in our loan portfolio, and collateral values of impaired loans deemed to be collateral dependent. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of September 30, 2013.

For the nine months ended September 30, 2013, net chargeoffs to average loans outstanding totaled 0.61% on an annualized basis while the allowance for loan losses to gross loans totaled 2.02% at September 30, 2013.

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At September 30, 2013 potential problem loans totaled $14.4 million, compared to $21.4 million at December 31, 2012. The Company’s potential problem loans are comprised of $2.4 million of construction and land development real estate loans, $7.6 million of nonfarm, nonresidential real estate loans, $3.4 million of 1-4 family mortgage loans, and $1.0 million of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $5.4 million as of September 30, 2013, $9.6 million at December 31, 2012, and $8.9 million as of September 30, 2012, net of a valuation reserve. Sales of other real estate owned totaled approximately $2.9 million and $8.3 million for the nine months ended September 30, 2013, and 2012, respectively. The Company generated loans to facilitate the sales of other real estate owned totaling $2.1 million and $2.3 million during the nine months ended September 30, 2013 and September 30, 2012, respectively. Impairment charges on other real estate owned totaled $4,000 and $303,000 for the nine months ended September 30, 2013, and 2012, respectively. No impairment charges were recorded on other real estate owned for either of the three month periods ending September 30, 2013 or September 30, 2012.

Deposits

Deposits decreased $6.4 million during the first nine months of 2013 to $313.2 million at September 30, 2013. Included in this amount were increases of $8.5 million in noninterest bearing transaction accounts and decreases totaling $14.9 million in interest bearing deposits. Of this decrease, $29.2 million related to time deposits. These decreases were partially offset by $14.3 million of increases in interest bearing transaction, savings, and money market accounts. Of the time deposit decrease, $16.8 million was related to retail time deposits and $12.4 million was related to brokered and wholesale time deposits. Brokered and wholesale time deposits totaled $1.2 million and $13.6 million at September 30, 2013 and December 31, 2012, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. On March 18, 2013, the Bank refinanced eight advances totaling $42 million and reduced the weighted average cost of these advances from 3.80% to 3.24%. FHLBA advances outstanding at September 30, 2013 and December 31, 2012 are summarized as follows:

September 30, 2013

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

Capital Resources

The Company’s total shareholders’ equity increased by approximately $8.0 million during the first nine months of 2013, due to net income of $8.7 million, $83,000 from proceeds of stock issuances pursuant to our Employee Stock Purchase Plan, partially offset by an other comprehensive loss of $810,000. The Company’s Tier 1 capital to average assets ratio was 11.10 percent as of September 30, 2013 compared to 10.47 percent as of December 31, 2012.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from generally 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank. As of September 30, 2013, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$49,834	15.38%	$32,395	10.00%	$25,916	8.00%
Tier 1 capital (to risk-weighted assets)	45,751	14.12%	19,437	6.00%	12,958	4.00%
Tier 1 capital (to average assets)	45,751	10.61%	21,564	5.00%	17,251	4.00%

The Company
Total capital (to risk-weighted assets)	52,229	15.94%	N/A	N/A	26,209	8.00%
Tier 1 capital (to risk-weighted assets)	48,100	14.68%	N/A	N/A	13,105	4.00%
Tier 1 capital (to average assets)	48,100	11.10%	N/A	N/A	17,330	4.00%

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2013, the Company had issued commitments to extend credit of approximately $25.1 million and standby letters of credit of approximately $313,000 through various types of commercial lending arrangements. Approximately $15.5 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2013.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,841	$956	$3,646	$6,443	$18,667	$25,110
Standby letters of credit	170	-	143	313	-	313

Totals	$2,011	$956	$3,789	$6,756	$18,667	$25,423

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

Date:November 8, 2013	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date:November 8, 2013	By:	/s/ William C. Heslop
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