Form 10-K
period 2013-12-31
SOUTHCOAST FINANCIAL CORP
filed 2014-03-13
CIK 1083689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013	File Number 0-25933

SOUTHCOAST FINANCIAL CORPORATION

(Exact name of Registrant as specified in its Charter)

South Carolina	57-1079460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina 29464

(Address of Principal Executive Office, Zip Code)

Registrant’s Telephone Number, Including Area Code: (843) 884-0504

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, No Par Value	NASDAQ Global Market

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $30,939,673. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 28, 2014, there were 7,085,818 shares of the Registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013- Parts I and II
(2)	Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders - Part III

10-K CROSS REFERENCE INDEX

CAUTIONARY NOTICE WITH RESPECT TO

FORWARD-LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future identify forward-looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, income, new offices, and the economy, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

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

●	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
●	credit risks;
●	higher than anticipated levels of defaults on loans;
●	perceptions by depositors about the safety of their deposits;
●	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
●	changes in assumptions underlying allowances on deferred tax assets;
●	changes in assumptions underlying, or accuracy of, analysis relating to other-than-temporary impairment of assets;
●	accuracy of fair value measurements and the methods and assumptions used to estimate fair value;
●

the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

●	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
●	changes in requirements of regulatory authorities;
●	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
●	changes in accounting policies, rules and practices;
●	changes in technology or products that may be more difficult or costly to implement, or less effective, than anticipated;

●	cybersecurity risk related to our dependence on internal security systems and the technology of outside service providers, as well as the potential impacts of third party security breaches;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
●	ability to continue to weather the current economic downturn;
●	loss of consumer or investor confidence; and
●	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Management believes that the loan portfolio is adequately diversified. Management is not aware of any significant concentrations of loans made to any particular individuals, industries or groups of related individuals or industries, except for residential mortgage loans, commercial real estate loans, and construction and land development loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in the Bank’s service areas within Charleston, Dorchester and Berkeley Counties of South Carolina. The economy of these areas is diversified and does not depend on any single industry or group of related industries. Approximately 93% of loans are secured by real estate located in those three counties or other coastal areas of South Carolina. The Bank does not make any foreign loans.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices with respect to these types of products and practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan’s being fully paid (i.e., balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

Other services the Bank offers include residential mortgage loan origination services, safe deposit boxes, business courier service, night depository service, electronic banking, MasterCard brand credit cards, tax deposits, and 24-hour automated teller machines.

At March 1, 2014, the Bank employed 92 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

The Bank competes in the Charleston - North Charleston MSA. As of June 30, 2013, 31 banks, savings and loans, and savings banks with 210 branch locations competed in the Charleston - North Charleston MSA. As of June 30, 2013, the Bank held 3.17% of total deposits in the MSA of $10.0 billion.

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

Available Information

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company does not have a website, but the Bank maintains a website at ww.southcoastbank.com. As required by SEC rules, the Company’s 2013 Annual Report to Shareholders and Proxy Statement for the 2014 Annual Meeting of Shareholders will be posted on this website upon mailing of such materials to shareholders. Reports of beneficial ownership of securities filed on behalf of the Company’s directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934 and the Company’s other SEC filings, including financial statements in interactive data format, are also available on the Bank’s website. Persons who are unable to obtain such filings from the SEC website or the Bank’s website may obtain free copies from the Company upon request to William C. Heslop, Senior Vice President, Southcoast Financial Corporation, 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina 29464.

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

Capital Adequacy Guidelines for Bank Holding Companies and State Banks

The various federal bank regulators, including the Federal Reserve and the FDIC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. These guidelines were substantially revised in 2013 to increase the amounts of capital required. The revised requirements will be phased in beginning in 2015.

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

As set forth under the caption “Management’s Discussion and Analysis – Capital Resources” in the Company’s Annual Report to Shareholders for the year ended December 31, 2013, which is included as Exhibit 13 to this Form 10-K, the Company and the Bank exceeded all applicable capital requirements at December 31, 2013.

Payment of Dividends

The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. The Company has never paid dividends, and it is not anticipated that the Company will pay cash dividends in the near future.

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

FDIC Insurance Assessments

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC (“DIF”). The FDIC maintains the DIF by assessing depository institutions insurance premiums on FDIC insured institutions.

In November 2009, the FDIC Board of Directors adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessment for all of 2010, 2011 and 2012, and also adopted a uniform three-basis point increase in assessment rates effective January 1, 2011. On December 30, 2009, the Bank paid $1,967,911 related to the prepayment of these quarterly premiums for the years 2010, 2011 and 2012. For 2010, 2011, 2012 and 2013, on a quarterly basis, the FDIC continued to calculate the assessment amount with then current financial information, and for 2010, 2011, 2012 and a portion of 2013, the FDIC deducted the quarterly assessment amount from the prepaid balance. The Bank expensed the current portion as calculated by the FDIC. The Bank’s prepaid balance ran out during 2013, and the Bank began to once again pay premiums to the FDIC. The Bank’s FDIC assessment expense during 2013 totaled $532,000.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act has had, and will continue to have, extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. The Dodd-Frank Act includes changes to the financial regulatory systems, enhanced bank capital requirements, creates the Financial Stability Oversight Council, provides for mortgage reform provisions regarding a customer’s ability to repay, changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, makes permanent the $250,000 limit for federal deposit insurance, provided for unlimited federal deposit insurance for noninterest-bearing transaction accounts until December 31, 2012, implements corporate governance requirements for public companies with regard to executive compensation including providing shareholders the right to vote on executive compensation, repeals the federal prohibitions on the payment of interest on demand deposits, and amends the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions, among other measures. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has been given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

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

Over the past several years, the volatility and disruption of financial and credit markets reached unprecedented levels for recent times. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If recent and current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

We could be adversely affected by the soundness of other financial institutions.

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

Market developments in recent years may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during recent years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, as well as loans, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

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

Various laws, including the Federal Deposit Insurance Act, the Emergency Economic Stabilization Act of 2008 (“EESA”), and the Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs. As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, perhaps substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably. Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA. The Dodd-Frank Act made numerous changes in the way financial institutions are regulated, and creates a new agency to regulate consumer protection as well as expanding and modifying consumer protection laws.

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

We grew rapidly in our first 12 years of operations. Although we have not grown significantly since 2009, and do not expect to continue to grow as fast in the future as we have in the past, it is our intention to continue to expand our asset base. Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

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

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate markets could hurt our business.

A significant portion of our loan portfolio is secured by real estate, which provides an alternate source of repayment in the event of default by the borrower. However, the property may deteriorate in value before the loan is repaid, as was the case in recent years. The real estate market was substantially impacted by the recent recessionary economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values declined substantially. In some cases, this downturn resulted in impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Real estate values in our markets have recently begun to improve, but deterioration in the real estate market may result in a negative impact on the level of credit quality in our loan portfolio, and may lead to an additional increase in our provisions for loan losses, which could adversely impact our business, financial condition, and results of operations.

We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

Commercial real estate, commercial business and construction lending usually involves higher credit risks than single-family residential lending. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically depends on being able to either refinance the loan or sell the underlying property in a timely manner.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of construction (including interest) and the availability of permanent financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate, or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by foreclosure.

Commercial business loans are originated primarily based on the identified cash flow and general liquidity of the borrower, and secondarily on the value of the underlying collateral and/or repayment capacity of any guarantor. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor.

Commercial real estate, commercial business, and construction loans are also more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans. Furthermore, the banking regulators are more closely scrutinizing commercial real estate lending, and may require banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels.

Our assets include significant amounts of real estate acquired through foreclosure or in settlement of loans, which we may not be able to sell without incurring additional losses.

We have acquired, and may continue to acquire, significant amounts of real estate through foreclosure or settlement of loans in default. When we acquire such real estate, it is written down to its estimated fair market value less the estimated costs of selling. If we cannot sell the property for that amount we will incur additional loss which, for one or more properties, could materially reduce our earnings.

If our loan customers do not pay us as they have contracted to, we may experience losses, and the allowance for loan losses may not be adequate to cover such losses.

Our principal revenue producing business is making loans. If the loans are not repaid, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise, which could result in a significant adverse effect on our earnings.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with accounting principles generally accepted in the United States (“GAAP”) or are materially misleading.

Our business is concentrated in Greater Charleston, and a prolonged downturn in the economy of the Charleston area, decline in Charleston area real estate values or other events in our market area may adversely affect our business.

Substantially all of our business is located in the Greater Charleston area. As a result, our financial condition and results of operations are affected by changes in the Charleston economy. Over the past several years, we have experienced the adverse effects of the economic recession in the form of increased nonpayment and delinquent payment of loans, and decreases in the value of collateral securing loans and of real estate acquired through foreclosures. As was the case over the past several years, economic recession and general decline in Charleston area real estate values or other adverse economic conditions would be expected to result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans. The existence of adverse economic conditions, declines in real estate values or the occurrence of other adverse economic conditions in Charleston and South Carolina could have a material adverse effect on our business, future prospects, financial condition or results of operations.

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

A failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers or other third parties, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks.

Although we have information security procedures and controls in place, our technologies, systems, networks, and our clients’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, or otherwise disrupt our or our clients’ or other third parties’ business operations. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide services or security solutions for our operations, and other third parties, including the South Carolina Department of Revenue, which had records exposed in a 2012 cyber attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, litigation, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies included in this report describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. If future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, our audited consolidated financial statements and related disclosures could be materially affected.

Our controls and procedures may fail or be circumvented, which could have a material adverse effect on our business, result of operations and financial condition.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Higher FDIC deposit insurance premiums and assessments could adversely impact our financial condition.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material diverse impact on our business, financial condition, results of operations, and cash flows.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “SOCB.” Since January 1, 2013, the average daily trading volume has been approximately 7,780 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

The market price of our common stock may decline.

The market prices of many financial institution equity securities, including ours, declined significantly from 2008 to 2012 in response to the financial crises affecting the banking system and financial markets and the lingering effects of the related recession. There can be no assurance that significant declines in the market price of our common stock will not be experienced in the future.

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

At December 31, 2013, the Bank also held 11 properties acquired through foreclosure or in settlement of loans. All of the properties were being marketed for sale.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth under the caption “Corporate Data -- Common Stock and Dividends” in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013 (the “2013 Annual Report”), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

There were no sales of equity securities by the Company during the year ended December 31, 2013 that were not registered under the Securities Act of 1933.

.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The Company did not purchase any shares of its equity securities during the fourth quarter of 2013.

Item 6.  Selected Financial Data

Not required.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2013 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the captions “Management’s Discussion and Analysis – Market Risk – Interest Rate Sensitivity” and “–Off Balance Sheet Arrangements” in the 2013 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements, including Notes thereto, in the 2013 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

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

Management has assessed the effectiveness of Southcoast Financial Corporation’s internal control over financial reporting as of December 31, 2013. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework.” Based on our assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Date: March 13, 2014

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

Item 9B. Other Information.

No information was required to be disclosed in a Form 8-K during the fourth quarter of 2013 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Election of Directors – Directors and Nominee” and “–Executive Officers,” and “Committees of our Board of Directors – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in registrant’s definitive proxy statement to be filed with the Commission for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information set forth under the caption “Management Compensation” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of our Management” in the 2014 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2013 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of remaining securities available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (1) (c)

Equity compensation plans approved by security holders	-	$-	122,409

Equity compensation plans not approved by security holders	-	$-	-

Total	-	$-	122,409

(1) Represents shares remaining available for issuance under the Company’s 2010 Employee Stock Purchase Plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions” and “Governance Matters – Director Independence” in the 2014 Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The information set forth under the caption “Approval of the Appointment of Independent Registered Public Accounting Firm -- Fees Paid to Independent Auditors” and “-- Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in the 2014 Proxy Statement is incorporated herein by reference.

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

Southcoast Financial Corporation

March 13, 2014	By:	s/L. Wayne Pearson
L. Wayne Pearson
Chairman and Chief Executive Officer

	By	s/William C. Heslop
William C. Heslop
Senior Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

s/Tommy B. Baker
Tommy B. Baker	Director	March 13, 2014

s/William A. Coates
William A. Coates	Director	March 13, 2014

s/Stephen F. Hutchinson
Stephen F. Hutchinson	Director	March 13, 2014

s/L. Wayne Pearson
L. Wayne Pearson	Chairman, Chief Executive Officer, Director	March 13, 2014

s/Robert M. Scott
Robert M. Scott	Director	March 13, 2014

s/James P. Smith
James P. Smith	Director	March 13, 2014

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (incorporated by reference to exhibits to Form 10-SB filed April 30, 1999)
3.2	Bylaws of Registrant, as amended September 13, 2007 (incorporated by reference to exhibit to Form 8-K filed September 14, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000)
10.1	1999 Stock Option Plan (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999)
10.2	Form of Stock Option Agreement (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000)
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

10.10	Amended Salary Continuation Agreement between Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed April 3, 2009)
10.11	Endorsement Split Dollar Agreement, dated as of August 14, 2008, between Southcoast Financial Corporation and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)
10.12	Southcoast Financial Corporation 2010 Employee Stock Purchase Plan (incorporated by reference to exhibits to Proxy Statement for 2010 Annual Meeting of Shareholders, filed April 14, 2010)
13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2013 incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant (incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2007)
23	Consent of Crowe Horwath LLC
31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32	Section 1350 Certifications
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements.

2

Southcoast Financial Corporation

Management's Discussion and Analysis

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future identify forward-looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, income, new offices, and the economy, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

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

●	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
●	credit risks;
●	higher than anticipated levels of defaults on loans;
●	perceptions by depositors about the safety of their deposits;
●	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
●	changes in assumptions underlying allowances on deferred tax assets;
●	changes in assumptions underlying, or accuracy of, analysis relating to other-than-temporary impairment of assets;
●	accuracy of fair value measurements and the methods and assumptions used to estimate fair value;
●

the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;

●	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
●	changes in requirements of regulatory authorities;
●	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
●	changes in accounting policies, rules and practices;
●	changes in technology or products that may be more difficult or costly to implement, or less effective, than anticipated;
●	cybersecurity risk related to our dependence on internal security systems and the technology of outside service providers, as well as the potential impacts of third party security breaches;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
●	ability to continue to weather the current economic downturn;
●	loss of consumer or investor confidence; and
●	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Southcoast Financial Corporation

Management's Discussion and Analysis

All forward-looking statements that are made in this report are expressly qualified in their entirety by this cautionary notice. We have no obligation, and do not undertake, to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

The following discussion is intended to assist you in understanding the financial condition and results of operations of Southcoast Financial Corporation and subsidiaries and should be read in conjunction with the consolidated financial statements and related notes included in this report. Many of the amounts and percentages in this section have been rounded for convenience of presentation, but actual recorded amounts have been used in computations. Accordingly, some numbers may differ slightly if recomputed using the numbers as presented.

Overview

We had net income for the year ended December 31, 2013 of $9.1 million, or $1.28 per basic share, compared to net income for the year ended December 31, 2012 of $3.5 million, or $0.50 per basic share. Net income for the year ended December 31, 2013 included an income tax benefit totaling $6.6 million, which was the result of the reversal of the valuation allowance on the Company’s deferred tax asset during the year.

During 2013, continuing improvements in the national and local economies contributed to an easing of credit problems in the Company’s loan portfolio, as the Company’s net chargeoffs totaled $2.5 million, compared to $3.4 million during 2012. According to data taken from the Bureau of Labor, the average unemployment rate in the Charleston MSA for 2013 was 6.4%, the lowest in several years. The average unemployment rates for the five years leading up to 2013 were as follows: 2008 – 5.6%; 2009 – 9.6%; 2010 – 9.3%; 2011 – 8.4%; and 2012 – 7.4%. According to MLS data, the median sales price for single family homes in the Charleston MSA for 2013 was $205,000, which represented a significant improvement when compared to 2012. The median single family home sales prices for the five years leading up to 2013 were as follows: 2008 - $200,000; 2009 - $181,000; 2010 - $187,000; 2011 - $180,000; and 2012 - $187,000. These trends in unemployment and housing represent continuing improvement from prior periods, and are contributing factors to an overall improvement of the credit quality of the Company’s loan portfolio. However, problem loan levels remain elevated when compared to the period prior to the beginning of the 2008 recession, and the Company continues to maintain an allowance for loan losses relative to total loans in excess of pre-recession levels. The majority of problem loans in 2012 and 2013 were real estate loans, which in many instances had exposure to falling real estate prices, especially if the loans were originated prior to the recession. The process of foreclosure in South Carolina is lengthy and expensive. Though less so than in recent years, the impact of foregone interest on nonaccruing loans in the process of foreclosure, combined with attorney’s fees, property taxes, and costs to sell repossessed property, continued to negatively impact the Company’s income in 2013.

The Company expects continued economic improvement in its market areas in 2014, but there can be no assurance that these expectations will be realized. Therefore, loan portfolio risk factors related to local unemployment levels and real estate values are still present.

Net interest income increased in 2013 to $13.7 million, as compared to $13.4 million for 2012, as a result of changes in the rate and volume of average earning assets and average interest bearing liabilities.

Our average earning assets increased by $3.3 million in 2013. The increase was due to a $10.0 million increase in average loans, partially offset by a $6.7 million decrease in average investments and federal funds sold. The decrease in average investments and federal funds sold was primarily the result of sales and paydowns of mortgage backed securities. Securities purchases during 2013 were less than combined sales and paydowns as a result of management’s decision to reduce the size of its securities portfolio due to the current low yield environment. The moderate loan growth was the result of a slowly improving economy.

  Southcoast Financial Corporation

Management's Discussion and Analysis

Overview – (continued)

Net income for 2013 of $9.1 million contributed to a $5.9 million increase in average shareholders’ equity during 2013, which represented an 18.1% increase compared to 2012. Included in net income was a $6.6 million net tax benefit resulting from the reversal of the valuation allowance on the Company’s deferred tax asset. Average earning assets increased 0.87% and total net interest income increased 2.44% in 2013. Loan loss provisions decreased by $480,000 during 2013 due primarily to reductions in levels of delinquencies and adversely classified loans in the Company’s loan portfolio. Delinquent loans totaled $8.7 million and $13.5 million at December 31, 2013 and December 31, 2012, respectively. Classified loans totaled $23.1 million and $30.2 million at December 31, 2013 and December 31, 2012, respectively. Loan charge offs, net of recoveries, totaled $2.5 million during 2013, compared to net charge offs of $3.4 million during 2012.

Noninterest income decreased by $917,000, or 27.98%, in 2013. The decrease in noninterest income was primarily the result of a $521,000 decrease in gains on sales of investment securities. Additionally, other noninterest income decreased by $187,000 during 2013, primarily the result of a $164,000 decrease in gains on sales of property and equipment. Also contributing to the decline in noninterest income were decreases to service fees on deposit accounts, gains on sales of mortgage loans held for sale, and company owned life insurance earnings. Collectively, these noninterest income items decreased by $209,000 during 2013.

Noninterest expenses increased by $1.1 million, or 8.82%, in 2013. The increase was primarily due to a reduction of $901,000 in gains on sales of other real estate owned. Additionally, salaries and employee benefits increased by $537,000. Partially offsetting these increases was a decrease of $269,000 for impairment provisions and other expenses related to other real estate owned, net of rental income. Occupancy expense also provided a partial offset to the overall increase in noninterest expenses, as it decreased by $139,000 during 2013, primarily due to decreases of $78,000 to maintenance and repairs and $29,000 to depreciation expense on leasehold improvements.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant policies are described in the notes to the consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management in these critical accounting policies are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations.

We believe accounting policies related to investment securities, the allowance for loan losses, other real estate owned, and income taxes require the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the discussion under the captions “Investment Portfolio,” “Allowance for Loan Losses,” “Real Estate Owned” and “Income Taxes” below and to Note 1 to our consolidated financial statements for a detailed description of our estimation process and methodology related to these items.

Comparison of Years Ended December 31, 2013 and 2012

Results of Operations

General

We had net income for the year ended December 31, 2013 of $9.1 million, or $1.28 per basic share, compared to net income for the year ended December 31, 2012 of $3.5 million, or $0.50 per basic share. We had net interest income of $13.7 million for 2013, as compared to $13.4 million for 2012. We also had noninterest income (principally earnings on Company Owned Life Insurance, service charges, gains on sale of assets, and fees and commissions) of $2.4 million in 2013 and $3.3 million in 2012. We provided $400,000 and $880,000 to our allowance for loan losses in 2013 and 2012, respectively, and had noninterest expenses (principally salaries and benefits, occupancy, furniture and equipment, and impairment of other real estate owned) of $13.2 million in 2013 and $12.1 million in 2012. Additionally, we had a net income tax benefit of $6.6 million during 2013, compared to income tax expense of $137,000 in 2012. The net income tax benefit was due to the reversal of a valuation allowance on our deferred tax asset. See Note 13 to the current year’s audited financial statements for a full discussion of the Company’s deferred tax asset and the reasons for the reversal of the valuation allowance related to it.

Southcoast Financial Corporation

Management's Discussion and Analysis

Net Interest Income

During the year ended December 31, 2013, net interest income was $13.7 million, as compared to $13.4 million for the year ended December 31, 2012. This increase was attributable to changes in the rate and volume of average interest earning assets and average interest bearing liabilities. Average interest earning assets increased to $379.8 million in 2013 from $376.5 million in 2012. The increase in volume was primarily attributable to a $10.0 million increase in average loans, partially offset by a $6.7 million decrease in average investments and federal funds sold. The average yield on interest earning assets decreased from 4.88% to 4.65% from 2012 to 2013, while the average cost of interest bearing liabilities decreased from 1.37% to 1.12%. The net yield on average interest earning assets increased from 3.59% in 2012 to 3.63% in 2013.

During the year ended December 31, 2012, net interest income was $13.4 million, as compared to $12.3 million for the year ended December 31, 2011. This increase was primarily attributable to changes in the rate and volume of average interest bearing liabilities. Average interest earning assets decreased to $376.5 million in 2012 from $392.3 million in 2011. The decrease in volume was primarily attributable to a $17.3 million decrease in average investments and federal funds sold, partially offset by a $1.5 million decrease in average loans. The average yield on interest earning assets for both periods was 4.88% , while the average cost of interest bearing liabilities decreased from 1.75% to 1.37%. The net yield on average interest earning assets increased from 3.18% in 2011 to 3.59% in 2012. The increase in net yield on average interest earning assets was due to a change in earning asset mix between the two periods. This change in mix overcame the lower yields on individual earning asset items between the two periods. Loans, which represent the highest yielding class of earning assets, totaled 82.41% of average earning assets during 2012, as compared to 78.72% of average earning assets during 2011. Investments and federal funds sold totaled 17.59% of average earning assets in 2012, as compared to 21.28% in 2011. Average loans increased by $1.5 million during 2012, and the yield on these loans decreased by 0.05% due to continued repricing of loans at lower interest rates. Average interest bearing deposits decreased by $22.5 million and the rates paid on these deposits decreased by 0.47% due to falling interest rates. Nonperforming assets, which totaled $21.3 million and $31.7 million at December 31, 2012 and 2011, respectively, suppressed the net interest margin in both periods, as the majority of nonperforming assets consisted of nonaccrual loans and other real estate owned, which do not produce interest income. If liquidated, the cash received for these assets could be used to fund interest earning assets or reduce interest bearing liabilities, either of which would have the effect of increasing net interest income.

Southcoast Financial Corporation

Management's Discussion and Analysis

Net Interest Income – (continued)

The following table sets forth, for the periods indicated, information related to our average balance sheets and average yields on assets and average rates paid on liabilities. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended December 31, 2013			For the year ended December 31, 2012			For the year ended December 31, 2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Cash and Federal Funds Sold	$12,258	$31	0.25%	$12,334	$29	0.24%	$14,073	$34	0.24%
Investments - taxable	42,934	936	2.18%	48,140	1,031	2.14%	59,658	1,466	2.46%
Investments - nontaxable (1)	4,332	265	6.12%	5,773	358	6.20%	9,761	607	6.22%
Total investments and federal funds sold	59,524	1,232	2.07%	66,247	1,418	2.14%	83,492	2,107	2.52%
Loans (2)(3)	320,286	16,425	5.13%	310,279	16,948	5.46%	308,791	17,017	5.51%

Total Earning Assets	379,810	17,657	4.65%	376,526	18,366	4.88%	392,283	19,124	4.88%
Other Assets	53,544			56,265			62,629

Total Assets	$433,354			$432,791			$454,912

Liabilities:
Savings and demand deposits	$122,844	$676	0.55%	$111,208	$691	0.62%	$104,471	$1,231	1.18%
Time deposits	145,990	1,198	0.82%	174,061	1,913	1.10%	203,313	3,018	1.48%
Other borrowings	64,132	1,798	2.80%	59,782	2,054	3.44%	62,036	2,215	3.57%
Subordinated debt	10,310	186	1.80%	10,310	202	1.96%	10,310	183	1.77%

Total interest bearing liabilities/interest expense	$343,276	3,858	1.12%	$355,361	4,860	1.37%	$380,130	6,647	1.75%

Non-interest bearing liabilities	51,661			44,892			36,244

Total Liabilities	394,937			400,253			416,374

Equity	38,417			32,538			38,538

Total Liabilities and Equity	$433,354			$432,791			$454,912

Net interest income/margin (4)		$13,799	3.63%		$13,506	3.59%		$12,477	3.18%

Net interest spread (5)			3.53%			3.51%			3.13%

(1) Yield is calculated on a tax equivalent basis.

(2) Does not include nonaccruing loans.

(3) Income includes loan fees of $577,000 in 2013, $771,000 in 2012, and $622,000 in 2011.

(4) Net interest income divided by total earning assets

(5) Total interest earning assets yield less interest bearing liabilities rate.

Southcoast Financial Corporation

Management's Discussion and Analysis

Net Interest Income – (continued)

The following table presents changes in our net interest income which are primarily a result of changes in the volumes (change in volume times old rate), changes in rates (change in rate times old volume), and changes in rate/volume (change in rate times the change in volume) of our interest earning assets and interest bearing liabilities.

	Analysis of Change in Net Interest Income
	For the Year ended December 31, 2013 versus the year ended December 31, 2012 (1)			For the Year ended December 31, 2012 versus the year ended December 31, 2011 (1)
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest Income:
Cash and Federal funds sold	$-	$2	$2	$(4)	$(1)	$(5)
Investments - taxable	(112)	17	(95)	(283)	(152)	(435)
Investments - non taxable (2)	(89)	(4)	(93)	(248)	(1)	(249)
Total investments and federal funds sold	(201)	15	(186)	(535)	(154)	(689)
Net loans (3)(4)	547	(1,070)	(523)	82	(151)	(69)
Total interest income	346	(1,055)	(709)	(453)	(305)	(758)

Interest expense:
Savings deposits	$72	$(87)	$(15)	$79	$(619)	$(540)
Time deposits	(308)	(407)	(715)	(434)	(671)	(1,105)
Other borrowings	149	(405)	(256)	(80)	(81)	(161)
Subordinated Debt	-	(16)	(16)	-	19	19

Total interest expense	(87)	(915)	(1,002)	(435)	(1,352)	(1,787)

Net interest income	$433	$(140)	$293	$(18)	$1,047	$1,029

(1) Volume - rate changes have been allocated to each category on a consistent basis between rate and volume.

(2) Yield is calculated on a tax equivalent basis.

(3) Includes loan fees of $577,000 in 2013, $771,000 in 2012, and $622,000 in 2011

(4) Does not include nonaccruing loans.

During 2014, management expects that interest rates will remain relatively unchanged. Therefore, any improvements in net interest income for 2014 are expected to be largely the result of increases in volume and changes in the mix of interest-earning assets and liabilities. Additionally, a reduction in overall levels of average nonperforming assets would provide margin improvement, as the proceeds from disposal of these assets could be invested into interest bearing assets or utilized to repay interest bearing liabilities as they come due. Management expects to continue to use aggressive marketing strategies to increase our bank's market share for both deposits and quality loans within its service areas in the greater Charleston, South Carolina, metropolitan area. These strategies involve offering attractive interest rates and continuing our bank's commitment to providing outstanding customer service. However, until demand for loans to qualified borrowers increases, increases in loans are likely to be modest.

Market Risk - Interest Rate Sensitivity

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises principally from interest rate risk inherent in our lending, deposit, and borrowing activities. Management actively monitors and manages our interest rate risk exposure. Although we manage other non-market risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be our most significant market risk that could potentially have the largest material effect on our financial condition and results of operations. Other types of market risk such as foreign currency exchange risk and commodity price risk do not affect us directly.

Market Risk - Interest Rate Sensitivity – (continued)

 Southcoast Financial Corporation

Management's Discussion and Analysis

Achieving consistent growth in net interest income is the primary goal of our asset/liability function. We attempt to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. We seek to accomplish this goal while maintaining adequate liquidity and capital. We believe our asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be material over time.

Interest rate sensitivity management is concerned with the timing and magnitude of repricing assets compared to liabilities and is an important part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income and to control the risks associated with interest rate movement. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be made in a timely manner.

Our Bank’s Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates our Bank’s balance sheet and income statement under several different rate scenarios. The model’s inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and variations that occur when rates increase or decrease 100, 200, 300, and 400 basis points. According to the model, as of December 31, 2013, our Bank is positioned so that net interest income would decrease $32,000 and net income would decrease $21,000 if rates were to rise 100 basis points in the next twelve months. Conversely, net interest income would increase $89,000, and net income would increase $59,000 if interest rates were to decline 100 basis points in the next twelve months. The potential volatility suggested by these hypothetical interest rate movements is considered to be low and is well within the Bank’s policy limits for such scenarios. Given the Federal Funds target rate of between 0 and 25 basis points, at December 31, 2013, management considers a substantial decline in interest rates highly unlikely. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions our Bank could undertake in response to changes in interest rates or the effects of responses by others, including borrowers and depositors.

The “Interest Sensitivity Analysis” below indicates that, on a cumulative basis through twelve months, repricing rate sensitive liabilities exceeded rate sensitive assets, resulting in a liability sensitive position at December 31, 2013 of $ 114.4 million for a cumulative gap ratio of (29.64%). When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon," a negative interest sensitivity gap occurs. The gap is positive when interest sensitive assets exceed interest sensitive liabilities. For a bank with a negative gap, such as our Bank, rising interest rates would be expected to have a negative effect on net interest income and falling rates would be expected to have the opposite effect. However, as noted above, our simulation model indicates that rising rates would have a relatively minor negative effect on our net interest income. The simulation model differs from the “Interest Rate Sensitivity Analysis” primarily in its assumptions related to interest bearing transaction accounts, savings and money market accounts, and time deposits. The simulation model assumes that a change of 100 basis points in an indexed interest rate, such as the Federal Funds rate, would produce only a fractional change in rates paid on these types of deposit accounts, and these changes would not be immediate, but would lag behind the market rate changes. Due to the sophistication of the inputs and assumptions used in our simulation model, we believe that it produces more realistic outcomes of potential interest rate scenarios than the “Interest Rate Sensitivity Analysis.”

The table below reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Interest-earning deposits in other banks are reflected at the deposits' maturity dates. Loans not accruing interest are not included in the table. Repurchase agreements, Federal Home Loan Bank borrowings and subordinated debt (collectively, Other borrowings) are reflected in the earliest contractual repricing interval due to the immediately available nature of these funds. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a 30-day or shorter period. However, our Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity dates. Fixed rate advances are reflected at their contractual maturity dates, and variable rate advances are reflected in the earliest repricing interval because they were borrowed under the daily rate credit option, and reprice daily. Fixed rate advances with conversion features that may become variable rate are reflected at the earlier of their repricing or maturity dates.

Market Risk - Interest Rate Sensitivity – (continued)

 Southcoast Financial Corporation

Management's Discussion and Analysis

Interest Sensitivity Analysis

December 31, 2013

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Assets
Interest earning assets:
Interest earning deposits in other banks	$19,982	$-	$-	$-	$19,982
Investment securities	9,426	-	-	34,335	43,761
Loans held for sale	271	-	-	-	271
Loans (1)	66,185	81,138	46,627	128,103	322,053
Total Earning Assets	$95,864	$81,138	$46,627	$162,438	$386,067

Liabilities
Interest bearing liabilities:
Interest bearing transaction accounts	$63,205	$-	$-	$-	$63,205
Savings and money market	74,798	-	-	-	74,798
Time deposits - $100,000 and over	39,243	16,966	4,297	-	60,506
Other time deposits	47,000	23,091	5,857	76	76,024
Total interest bearing deposits	$224,246	$40,057	$10,154	76	$274,533
Other borrowings	27,128	-	23,000	34,000	84,128
Total interest bearing liabilities	$251,374	$40,057	$33,154	$34,076	$358,661
Interest sensitivity gap	$(155,510)	$41,081	$13,473	$128,362
Cumulative interest sensitivity gap	$(155,510)	$(114,429)	$(100,956)	$27,406
Ratio of cumulative gap to earning assets	-40.28%	-29.64%	-26.15%	7.10%

(1)	Does not include nonaccruing loans.

Provision for Loan Losses

The allowance for loan losses, established through charges to the provision for loan losses, allows for estimated loan losses inherent in our loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance is based on management's judgment of the amount needed to maintain an allowance adequate to provide for probable losses in the loan portfolio as of the balance sheet date, though the exact amount of such losses and in some cases the specific loans cannot be identified yet. We provided $400,000 and $880,000 to the allowance during the years ended December 31, 2013 and 2012, respectively. We believe the provisions made to the allowance for loan losses allowed us to maintain an adequate allowance for probable incurred losses for each of these periods. See “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income, which consists primarily of service fees on deposits, gains and fees on loans sold, other fee income, company owned life insurance earnings, and gains on sales of securities and fixed assets, totaled approximately $2.4 million for the year ended December 31, 2013, as compared to approximately $3.3 million for the year ended December 31, 2012, a decrease of approximately $900,000. The decrease in noninterest income was primarily the result of a $521,000 decrease in gains on sales of investment securities. Additionally, other noninterest income decreased by $187,000 during 2013, primarily the result of a $164,000 decrease in gains on sales of property and equipment. Also contributing to the decline in noninterest income were decreases to service fees on deposit accounts, gains on sales of mortgage loans held for sale, and company owned life insurance earnings. Collectively, these noninterest income items decreased by $209,000 during 2013.

Noninterest Income – (continued)

 Southcoast Financial Corporation

Management's Discussion and Analysis

Noninterest Expenses

Noninterest expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment, insurance expenses, and costs associated with other real estate owned, totaled $13.2 million for the year ended December 31, 2013, as compared to $12.1 million for the year ended December 31, 2012, an increase of $1.1 million. The increase was primarily due to a reduction of $901,000 in gains on sales of other real estate owned. Additionally, salaries and employee benefits increased by $537,000. Partially offsetting these increases was a decrease of $269,000 for impairment provisions and other expenses related to other real estate owned, net of rental income. Occupancy expense also provided a partial offset to the overall increase in noninterest expenses, as it decreased by $139,000 during 2013.

Income Taxes

We recorded a net income tax benefit of $6.6 million during 2013, compared to income tax expense of $137,000 in 2012. The net income tax benefit was due to the reversal of a valuation allowance on our deferred tax asset. A Company’s deferred tax asset represents the difference in the timing of certain items of income and expense (principally provision for loan losses and depreciation) which are included in one reporting period for financial accounting purposes and another for income tax purposes. See Note 13 to the current year’s audited financial statements for a full discussion of the Company’s deferred tax asset and the reasons for the reversal of the valuation allowance related to it. The income tax expense recorded in 2012 was attributable to South Carolina State income taxes only, as the Company has a net operating loss carry forward for Federal income taxes.

Financial Condition

Investment Portfolio

As of December 31, 2013, our available-for-sale investment portfolio comprised approximately 8.90% of our total assets. The following table summarizes the carrying value amounts of available-for-sale securities we held at December 31, 2013, 2012, and 2011. All securities are held available-for-sale and are stated at estimated fair value.

 Securities Portfolio Composition

	December 31,
	2013			2012			2011
	Book Value	Net Unrealized	Fair Value	Book Value	Net Unrealized	Fair Value	Book Value	Net Unrealized	Fair Value
(Dollars in thousands)		Holding Gain/ (Loss)			Holding Gain/ (Loss)			Holding Gain/ (Loss)
Available-for Sale
Mortgage-backed securities
Government sponsored Enterprises (1)	$30,889	$(1,020)	$29,869	$37,361	$590	$37,951	$37,688	$544	$38,232
Other	-	-	-	-	-	-	1,539	6	1,545
U.S. States and political subdivisions	3,918	150	4,068	5,061	358	5,419	7,190	415	7,605
Other Investments (2)	8,199	(2,314)	5,885	4,190	(2,711)	1,479	4,183	(2,607)	1,576
Total	$43,006	$(3,184)	$39,822	$46,612	$(1,763)	$44,849	$50,600	$(1,642)	$48,958

(1)	Includes securities secured by pools of mortgages from various issuers, including FNMA and FHLMC
(2)	Includes trust preferred and other equity securities.

Securities Portfolio Composition – (continued)

Southcoast Financial Corporation

Management's Discussion and Analysis

The unrealized loss attributable to Other investments for December 31, 2013 primarily relates to our investments in two pooled trust preferred securities. The table below outlines these investments.

                     (Dollars in thousands)

Security Description	Credit Tranche	Interest Payment Status	Tax Equivalent Book Yield	Book Value	Unrealized Holding Loss	Fair Value

ALESCO 9A	A2	Active	1.17%	$1,814	$774	$1,040
PreTSL 27	C1	PIK	1.32%	$1,735	1,439	296
				$3,549	$2,213	$1,336

The value of these securities has been adversely affected by a lack of liquidity in the market for these securities as well as the current coupon interest rates on the securities. The book yields on these securities represent a combination of the coupon interest rates and accretive discounts on these securities. These securities pay variable rates of interest based on three month LIBOR. The current tax equivalent book yields shown above reflect three month LIBOR at December 31, 2013. Current market rates of interest for capital borrowings vary based on issuer, but the tax equivalent book yields reflected in the above table are significantly lower than current market rates for such borrowings.

The first security above is currently paying interest and has excess subordination of 18.52%. This means that, for the credit tranche owned by the Company, the total dollar value of performing issuers in the pool exceeds total Class A notes outstanding by 18.52%. Accordingly, the Company is receiving contractual interest payments on these securities. Based on the over collateralized position of this security and the current nature of its interest payments this security was deemed not to have other than temporary impairment, as projected cash flows support the book value of the security.

The second security above is a Class C note and is currently receiving payment in kind (PIK) interest. This means that in lieu of cash interest payments, interest is being capitalized and added to the Company’s principal investment in the security. Class A note holders of this security have had their principal paid down and currently satisfy their over collateralization requirements. The Class A notes are currently receiving cash payments of contractual interest. The Class B Notes have begun to receive principal payments to meet their over collateralization requirements. If and when these requirements are met by the Class B notes, the Class C Notes will begin to receive principal payments to meet their over collateralization requirements, followed by the Class D Notes. Management has engaged a third party firm specializing in securities valuations to evaluate this security’s principal and payment in kind interest for potential other-than-temporary impairment. This firm performed a discounted cash flow analysis through December 2037, the date of maturity for this security, which showed approximately $176,000 of credit loss as of March 31, 2011. This analysis was performed with relevant assumptions about projected default probabilities for the underlying issuers in this security. However, management has discontinued accrual of interest on this security due to the payment in kind interest on the security and the overall credit deterioration in the security. If the underlying issuers in this security show additional financial deterioration, the Company may recognize other than temporary impairment in the future. See Note 3 to the audited financial statements for further information about these securities.

Securities Portfolio Composition – (continued)

Southcoast Financial Corporation

Management's Discussion and Analysis

The following table presents maturities and weighted average yields of securities available-for-sale at December 31, 2013. Available-for-sale securities are stated at estimated fair value. There were no available-for-sale securities with maturities in time periods not presented in the table. Equity securities have no maturity and are shown as a separate category. Maturities for mortgage-backed securities are not listed due to their tendency to have frequent prior to maturity paydowns.

Securities Portfolio Maturities and Yields

	December 31, 2013
(Dollars in Thousands)	Fair Value	Yield
Government sponsored enterprises
Mortgage backed	$29,869	2.55%

U.S. States and political subdivisions (1)
Due from five to ten years	1,874	6.44%
Due after ten years	2,194	5.67%
Total	$4,068	6.02%

Other investments
Due after ten years	$1,836	1.53%
Equity securities with no maturities or stated yields	4,049	-
Total	$5,885
(1) Yields are calculated on a tax equivalent basis.

Loan Portfolio

Management believes the loan portfolio is adequately diversified. The loan portfolio is not concentrated in loans to any single borrower or a relatively small number of borrowers. The only concentrations of loans to classes of borrowers or industries that would be similarly affected by economic conditions of which management is aware are for residential mortgage loans, commercial real estate loans, and construction and land development loans geographically concentrated in the Company’s market area. The Company does not make foreign loans. Because we operate a community bank, nearly all of the loans are to borrowers in, or secured by real estate located in, or near, our market area. See Note 1 to Consolidated Financial Statements, “Concentration of Credit Risk,” for further information.

The amounts of loans outstanding are shown in the following table according to type of loan for the following dates:

Loan Portfolio Composition

	December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Real estate secured loans:
Residential 1-4 Family	$188,406	$174,421	$166,414	$156,766	$157,236
Multifamily	4,828	5,555	5,144	6,657	5,777
Commercial	79,963	80,284	81,253	92,481	98,639
Construction	34,232	40,305	39,241	51,366	62,194
Total real estate secured loans	307,429	300,565	292,052	307,270	323,846
Commercial and Industrial	22,208	24,511	25,135	26,264	29,231
Consumer	1,960	1,915	2,037	2,372	2,987
Other	309	478	515	565	848

Total Gross Loans	331,906	327,469	319,739	336,449	356,912
Allowance for loan losses	(6,041)	(8,159)	(10,691)	(9,513)	(10,042)
	$325,865	$319,310	$309,048	$326,936	$346,870

Loan Portfolio Composition – (continued)

 Southcoast Financial Corporation

Management's Discussion and Analysis

A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks assumed and to ultimately minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines.

Commercial loans primarily represent loans made to businesses and may be made on either a secured or an unsecured basis. Approximately 30.78% of our bank's loan portfolio at December 31, 2013 was comprised of commercial loans, 78.26% of which were secured by real estate (shown in the table above as “Real Estate Secured Loans – Commercial”). Commercial loans not secured by real estate were classified as “Commercial and Industrial,” as set forth in the table above. When taken, collateral on loans not secured by real estate may consist of liens on receivables, equipment, inventories, furniture and fixtures and other business assets. Commercial loans are usually made to businesses to provide working capital, expand physical assets or acquire assets. Commercial loans will generally not exceed a 20-year maturity and will usually have regular amortization payments. Commercial loans to most business entities require guarantees of their principals. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions, as well as situations particular to a borrower’s business or industry. Initial and continuing financial analysis of a borrower's financial information is required to control this risk.

Construction and land development loans represent 10.31% of the loan portfolio and typically consist of financing for the construction of 1-4 family dwellings and some non-farm, non-residential real estate. Usually, loan-to-value ratios are not to exceed 80%, and permanent financing commitments are required prior to the advancement of loan proceeds. Included in total real estate construction and land development loans at December 31, 2013, were $9.4 million in residential construction loans, $954,000 in residential land development loans, $7.0 million in residential lot loans, $3.1 million in commercial lot loans, $5.6 million of other commercial construction loans, $2.5 million of loans secured by raw land, and $5.6 million of other commercial purpose land loans.

Residential real estate loans comprised approximately 56.76% of our Bank's loan portfolio at December 31, 2013. Residential real estate loans consist mainly of first and second mortgage loans on single family homes, with some multifamily real estate loans. Loan-to-value ratios for these instruments are generally not to exceed 80%.

Total loans outstanding increased by $4.4 million between December 31, 2012 and December 31, 2013. This increase is primarily attributable to an increase of $14 million in residential 1–4 family loans, partially offset by decreases of $6.1 million of construction and land development loans, and $2.3 million of commercial and industrial loans. Due to continued economic weakness experienced during 2013, the Company recorded gross loan chargeoffs of $3.1 million to its allowance for loan losses, and brought $438,000 of foreclosed loans into other real estate owned. As discussed in Note 6 to the audited financial statements, the Company made loans totaling approximately $2.2 million and $2.3 million to facilitate the sale of other real estate owned during 2013 and 2012, respectively. The Company realized deferred gains of $66,000 on these transactions during 2013. There were no such gains during 2012.

Loan Portfolio Composition – (continued)

Southcoast Financial Corporation

Management's Discussion and Analysis

Maturity and Interest Sensitivity Distribution of Loans

The following table sets forth the maturity distribution of our loans, by type, at December 31, 2013, as well as the type of interest requirement on such loans.

(Dollars in Thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Real estate secured loans:
Residential 1-4 Family	$5,016	$9,613	$173,777	$188,406
Multifamily	-	592	4,236	4,828
Commercial	3,731	14,462	61,770	79,963
Construction	7,360	9,578	17,294	34,232
Total real estate secured loans	16,107	34,245	257,077	307,429
Commercial and Industrial	6,200	8,577	7,431	22,208
Consumer	255	1,110	595	1,960
Other	103	57	149	309
	$22,665	$43,989	$265,252	$331,906
Predetermined rate, maturity greater than one year	-	$27,225	$120,011	$147,236
Variable rate or maturity within one year	$22,665	$16,764	$145,241	$184,670

Nonperforming Loans And Other Problem Assets

When a loan is 90 days past due on interest or principal or there is serious doubt as to collectability, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure the likelihood of collection of the principal balance and accrued interest. When the collectability of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by a charge-off to the allowance for loan losses, and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. When a loan’s terms have been modified from the original note and the modified terms represent a concession made by the Company due to a borrower’s financial difficulty, a troubled debt restructuring exists. Troubled debt restructurings contain terms the Company would not customarily offer in the ordinary course of business. See Notes 1 and 4 to the audited financial statements for additional information about nonperforming loans and other problem assets. At December 31, 2013, we had $9.9 million of nonaccrual loans, no loans 90 days or more past due and still accruing interest, and $4.6 million of troubled debt restructurings, $4.2 million of which were also included in nonaccrual loans. The gross interest income which would have been recorded under the original terms of the nonaccrual loans amounted to approximately $618,000 in 2013. No interest on nonaccruing loans was included in net income for 2013. No interest income on loans 90 days or more past due was recognized during 2013. The gross interest income that would have been recognized according to the original loan terms on loans that are troubled debt restructurings during 2013 totaled approximately $27,000; actual interest income recognized on these loans according to the restructured terms totaled $27,000.

Nonperforming Loans And Other Problem Assets – (continued)

Southcoast Financial Corporation

Management's Discussion and Analysis

The following table presents information on nonperforming loans and real estate acquired in settlement of loans:

	December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Nonperforming loans:
Nonaccrual loans	$9,854	$9,714	$21,268	$19,613	$19,294
Past due 90 days or more	-	-	-	44	-
Accruing restructured loans	405	2,013	1,064	3,208	1,850
Total nonperforming loans	10,259	11,727	22,332	22,865	21,144

Real estate acquired in settlement of loans	5,249	9,619	9,323	8,923	9,789
Total nonperforming assets	$15,508	$21,326	$31,655	$31,788	$30,933

Nonperforming assets as a percentage of loans and other real estate owned	4.60%	6.33%	9.62%	9.20%	8.44%
Allowance for loan losses as a percentage of nonperforming loans	58.88%	69.69%	47.87%	41.61%	47.50%

The declining levels of nonperforming loans and nonperforming assets during 2013 and 2012 compared to the prior periods presented in the above table reflect a steady recovery from the effects of the severe economic downturn which began in 2008. This downturn impacted developers, builders, and others associated with the real estate business most significantly, but also impacted local businesses and consumers, as unemployment levels were elevated and consumer spending was negatively impacted throughout this timeframe. As real estate values have risen and unemployment rates have fallen over the last two years, the Company has experienced considerable asset quality improvement. Further reductions to the Company’s nonperforming assets likely depend on a continuance of these positive economic trends.

The Company’s total nonaccrual loans at December 31, 2013 and 2012 included loans with partial charge offs totaling $1.5 million and $1.1 million, respectively. These amounts are detailed in Note 4 to the audited financial statements.

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans with risk grades of 7 that are actively accruing interest and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises doubt about the borrower’s ability to continue to comply with current loan repayment terms. At December 31, 2013 potential problem loans totaled $12.7 million, a decrease of $8.7 million when compared to potential problem loans of $21.4 million at December 31, 2012. A description of loan risk grades is included in the “Allowance for Loan Losses” portion of this discussion. Approximately $11.7 million of December 31, 2013 problem loans represented loans secured by real estate, compared to $18.5 million of problem loans at December 31, 2012. Management closely tracks the current values of real estate collateral when assessing the collectability of potential problem loans secured by real estate.

Southcoast Financial Corporation

Management's Discussion and Analysis

The allowance for loan losses is increased by provisions which are direct charges to operating expense. Losses on loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Recoveries of previously charged off loans, are credited to the allowance. Sales of other real estate owned do not impact the allowance for loan losses, and any gains or losses as a result of these sales are accounted for separately in noninterest expenses.

In reviewing the adequacy of the allowance for loan losses, management considers the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccrual, and potential problem loans, information about specific borrower situations, and the quality and value of collateral securing nonperforming and problem loans, and other factors. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of December 31, 2013.

In calculating the amount required for the allowance for loan losses, management applies a consistent methodology that is updated quarterly and is designed in accordance with generally accepted accounting principles and regulatory guidance. The methodology utilizes the loan risk grading system outlined below and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the allowance for loan losses as part of their examination of our Bank and may require adjustments to the allowance based upon information available to them at the time of the examination. During 2013, the Company had $2.5 million in net loan charge-offs and nonaccruing loans remained virtually unchanged. The Company made a loan loss provision of $400,000 during the year due to decreased levels of charge-offs, loan delinquencies, and nonperforming loans when compared with 2012.

At December 31, 2013 the allowance for loan losses totaled $6.0 million. Our allowance for loan losses has a general reserve component and a specific reserve component. The general reserve is allocated to pools of loans based on loan type, with each loan type assigned a reserve percentage. The reserve percentage is based on historical charge-off percentages and economic risk factors indexed for current delinquency rates for each loan type. Historical charge-offs are calculated by taking an average of the Company’s most recent four or eight quarter loss experience. At December 31, 2013, the Company used an eight quarter loss history for 1-4 Family loans with senior liens and commercial and industrial loans. All other loan types utilized a four quarter loss history. Economic risk factors considered in the calculation include loans with loan to value ratios higher than policy guidelines, adjustable and variable rate loans, which can experience repayment stress during times of rising interest rates, growth in the loan portfolio, lending personnel changes, and incomplete loan documentation. The Company uses a weighted degree of risk for each of these factors based on the levels of delinquency for each loan type.

As noted above, the Company uses a numerical grading system from 1 to 9 to assess the credit risk inherent in its loan portfolio, with Grade 1 loans having the lowest credit risk and Grade 9 loans having the highest credit risk. Loans with credit grades from 1 to 5 are considered passing grade, or acceptable, loans. Loans with grades from 6 to 9 are considered to have less than acceptable credit quality. Generally, impaired loans have credit grades of 7 or higher. Following is a listing and brief description of the various risk grades. The grading of individual loans may involve the use of estimates.

Grade	Description
1	Loans secured by cash collateral.
2	Loans secured by readily marketable collateral.
3	Top quality loans with excellent repayment sources and no significant identifiable risk of collection.
4	Acceptable loans with adequate repayment sources and little identifiable risk of collection.
5	Acceptable loans with signs of weakness as to repayment or collateral, but with mitigating factors that minimize the risk of loss.
6	Watch List or Special Mention loans with underwriting tolerances and/or exceptions with no mitigating factors that may, due to economic or other factors, increase the risk of loss.
7	Classified substandard loans inadequately protected by the paying capacity or worth of the obligor, or of the collateral, and with weaknesses that jeopardize the liquidation of the debt.
8	Classified doubtful loans in which collection or liquidation in full is highly improbable.
9	Classified loss loans that are uncollectible and of such little value that continuance as an asset is not warranted.

Allowance for Loan Losses – (continued)

Southcoast Financial Corporation

Management's Discussion and Analysis

The general reserve calculation described above accounts for repayment risk that is allocable to all loans within each loan type. There are additional risks that apply only to certain pools of loans that are not segregated by loan type. These risk factors relate to certain higher risk loans such as variable rate loans and loans with excessive loan to value ratios, capital concentrations by collateral type, and new loan production levels. A reserve for these factors is calculated using a standard methodology and is included in the other general reserves portion of the calculation and combined with the result of the calculations described above and the total unallocated Allowance for Loan Losses to arrive at the total general reserve. The unallocated portion of the general reserve totaled approximately $485,000 and $620,000 at December 31, 2013 and 2012, respectively. These amounts provide reserves against environmental factors such as continued higher than normal unemployment, home price deterioration, and continued weakness in commercial real estate caused by higher vacancy rates and the lower resultant rental rates that can lead to additional levels of losses in our loan portfolio. They also provide reserves for portfolio risk factors not specifically identified by the general reserve calculation, such as chronic slow paying loans exhibiting borrower stress that are not delinquent at the end of any given month, and therefore are not captured in the delinquency risk factor. The specific reserve calculation is comprised of loans evaluated for impairment on an individual basis. Generally, management evaluates an individual loan for impairment when a loan or group of related loans exceeds $250,000 and we do not expect to receive contractual principal and interest payments in accordance with the note. Generally, these loans have internal risk classifications of 7, 8, or 9, as seen in the chart above. The amount of impairment, and therefore, the required reserve, is the difference, if any, between the principal balance of the loan and the fair value of the most likely payment source, which is generally the liquidation of the underlying collateral, but may also include the present value of expected future cash flows or the loan’s observable market price. Collateral fair value is determined based on the most recent appraisal available, adjusted to account for the age of the appraisal, estimated selling costs, and estimated holding period costs. An additional discount is also calculated based on the presumption that the collateral will be bank owned. The amounts of these discounts vary among properties based on property type, estimated time to sell, and any other factors of which management may be aware. Loans evaluated for impairment on an individual basis are not evaluated as part of the general reserve calculation.

The table below shows the allocation of the Company’s allowance for loan losses by loan type and by general reserve and specific reserve for the years ended December 31, 2013, 2012, 2011, 2010, and 2009.

Detail of Allowance for Loan Losses Allocation

	Year Ended December 31, 2013
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$577	$8	$585	9.68%
1-4 Family Residential	1,630	199	1,829	30.28
Multifamily Residential	49	9	58	0.96
Commercial Real Estate	1,031	-	1,031	17.07
Commercial and Industrial	690	-	690	11.42
Consumer and Other	24	-	24	0.40
Other General Reserves	1,339	-	1,339	22.16
Unallocated	485	-	485	8.03
Total Allowance	$5,825	$216	$6,041	100.00%

 Allowance for Loan Losses – (continued)

Southcoast Financial Corporation

Management's Discussion and Analysis

	Year Ended December 31, 2012
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$512	$94	$606	7.43%
1-4 Family Residential	1,944	368	2,312	28.34
Multifamily Residential	39	-	39	0.48
Commercial Real Estate	1,188	76	1,264	15.49
Commercial and Industrial	1,285	39	1,324	16.23
Consumer and Other	55	-	55	0.67
Other General Reserves	1,939	-	1,939	23.77
Unallocated	620	-	620	7.59
Total Allowance	$7,582	$577	$8,159	100.00%

	Year Ended December 31, 2011
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$625	$8	$633	5.92%
1-4 Family Residential	1,763	1,098	2,861	22.93
Multifamily Residential	175	122	297	2.78
Commercial Real Estate	1,691	718	2,409	22.53
Commercial and Industrial	1,898	-	1,898	17.75
Consumer and Other	41	-	41	0.38
Other General Reserves	1,515	-	1,515	14.17
Unallocated	1,037	-	1,037	13.54
Total Allowance	$8,745	$1,946	$10,691	100.00%

	Year Ended December 31, 2010
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$2,333	$639	$2,972	31.24%
1-4 Family Residential	1,723	809	2,532	26.62
Multifamily Residential	69	289	358	3.76
Commercial Real Estate	737	526	1,263	13.28
Commercial and Industrial	619	-	619	6.51
Consumer and Other	124	-	124	1.30
Other General Reserves	1,345	-	1,345	14.14
Unallocated	300	-	300	3.15
Total Allowance	$7,250	$2,263	$9,513	100.00%

Allowance for Loan Losses–(continued)

 Southcoast Financial Corporation

Management's Discussion and Analyis

	Year Ended December 31, 2009
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$1,048	$1,365	$2,413	24.03%
1-4 Family Residential	1,645	518	2,163	21.54
Multifamily Residential	64	-	64	0.64
Commercial Real Estate	698	1,756	2,454	24.44
Commercial and Industrial	683	-	683	6.80
Consumer and Other	106	-	106	1.06
Other General Reserves	1,350	-	1,350	13.44
Unallocated	809	-	809	8.05
Total Allowance	$6,403	$3,639	$10,042	100.00%

Allowance for Loan Losses – (continued)

Southcoast Financial Corporation

Management's Discussion and Analyis

The table, "Historical Loan Loss Experience," summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries, and additions to the allowance which have been charged to expense.

Historical Loan Loss Experience

	Year Ended December 31,
	2013	2012	2011	2010	2009
(Amounts in thousands)

Total Loans Outstanding at end of period	$331,906	$327,469	$319,739	$336,449	$356,912

Average amount of loans outstanding	$329,213	$324,891	$329,523	$344,303	$385,330

Balance of allowance for loan losses at beginning of year	$8,159	$10,691	$9,513	$10,042	$7,410
Loans charged off
Construction and Land Development	972	617	4,021	2,292	6,496
1-4 Family Residential	388	1,968	1,119	1,327	2,623
Multifamily Residential	-	-	502	50	126
Commercial Real Estate	423	883	2,116	805	1,133
Commercial and Industrial	1,263	65	1,464	63	1,505
Consumer and Other	86	54	28	132	82
Total Chargeoffs	3,132	3,587	9,250	4,669	11,965

Recoveries of loans previously charged off
Construction and Land Development	32	67	124	33	-
1-4 Family Residential	499	64	125	22	14
Multifamily Residential	1	18	-	-	-
Commercial Real Estate	3	1	30	256	39
Commercial and Industrial	13	23	125	23	-
Consumer and Other	66	2	1	5	-
Total Recoveries	614	175	405	339	53

Net charge-offs	2,518	3,412	8,845	4,330	11,912
Additions to allowance charged to expense	400	880	10,023	3,801	14,544

Balance of allowance for loan losses at end of year	$6,041	$8,159	$10,691	$9,513	$10,042

Ratios
Net charge-offs during period to average loans outstanding during period	0.76%	1.05%	2.68%	1.26%	3.09%
Net charge-offs to loans at end of period	0.76%	1.04%	2.77%	1.29%	3.34%
Allowance for loan losses to average loans	1.83%	2.51%	3.24%	2.76%	2.61%
Allowance for loan losses to loans at end of period	1.82%	2.49%	3.34%	2.83%	2.81%
Allowance for loan losses to nonperforming loans at end of period	58.88%	69.69%	47.87%	41.61%	47.50%
Net charge-offs to allowance for loan losses	41.68%	41.82%	82.73%	45.52%	118.62%
Net charge-offs to provision for loan losses	629.50%	387.73%	88.25%	113.92%	81.90%

Allowance for Loan Losses – (continued)

Southcoast Financial Corporation

Management's Discussion and Analysis

As shown in the table above, during 2013, the Company experienced its strongest loan portfolio performance in the last five years. Because of lower chargeoffs, lower loan delinquencies, and lower levels of special mention and substandard loans, the Company maintained its lowest allowance for loan losses during this same period.

Real Estate Owned

At December 31, 2013 and 2012, we had $5.2 million and $9.6 million, respectively, of real estate owned pursuant to foreclosure or deed in lieu of foreclosure. Other real estate owned is initially recorded at its estimated fair market value less estimated selling costs. The estimated fair market value is determined by current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value is generally reevaluated annually on the anniversary of acquisition. Any declines to fair value less costs to sell are recorded as charges to the impairment provision for other real estate owned. Discounts to appraised values are included for estimated selling costs and holding period costs. An additional discount is also calculated based on the properties being bank owned. The amounts of these discounts vary among properties based on property type, estimated time to sell, and any other factors of which management may be aware.

Real Estate Owned by Property Type

(Dollars in Thousands)

	Year Ended December 31,
	2013	2012
Commercial Office Properties	$190	$3,146
Commercial Lots	2,701	2,684
Residential 1-4 Family Lots and Homes Under Construction	720	1,090
Residential 1-4 Family Homes	1,638	2,699
Total Other Real Estate Owned	$5,249	$9,619

The largest individual property included in other real estate owned totals $2.5 million and consists of approximately 17 acres of commercial land subdivided into four separate tracts. Other significant properties include three single family homes with values of $776,000, $545,000, and $317,000. These are higher end homes located in golf course communities.

The Company actively markets other real estate owned with the goal of maximizing the realized value of the properties. During 2013, sales proceeds from other real estate owned totaled $5.2 million. The Company recognized $339,000 in aggregate gains on the sale of these properties. However, these results may not be indicative of future outcomes of sales of other real estate owned.

Deposits

The average amounts and the average rates we paid on deposits for the years ended December 31, 2013, 2012, and 2011 are summarized below:

	Year Ended December 31,
	2013		2012		2011
(Dollars in Thousands)	Amount	Average Rate Paid	Amount	Average Rate Paid	Amount	Average Rate Paid
Noninterest bearing demand	$45,117	0.00%	$39,181	0.00%	$31,001	0.00%
Interest bearing transaction accounts	59,239	0.84%	54,101	0.89%	50,557	1.69%
Savings and money market	63,606	0.28%	57,107	0.37%	53,914	0.70%
Time deposits - $100,000 and over	59,669	0.77%	51,861	0.81%	47,832	0.96%
Other time deposits	86,321	0.85%	122,200	1.22%	155,481	1.65%

Total deposits	$313,952	0.60%	$324,450	0.80%	$338,785	1.25%

Deposits – (continued)

Southcoast Financial Corporation

Management's Discussion and Analysis

As of December 31, 2013, we had $60.5 million in time deposits of $100,000 or more. Of these time deposits of $100,000 or more, all were retail time deposits. We also had $1.2 million in brokered and wholesale time deposits of less than $100,000. Of the time deposits greater than $100,000, approximately $11.7 million had maturities within three months, $13.5 million had maturities over three through six months, $10.3 million had maturities over six through twelve months, and $25 million had maturities over twelve months. Of the $1.2 million in brokered and wholesale time deposits less than $100,000, all had maturities within three months. It is a common industry practice not to consider brokered and wholesale time deposits and time deposits $100,000 and over as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore they have the characteristics of shorter-term purchased funds. These deposits involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources of cash to achieve an appropriate level of liquidity. Such deposits are generally more volatile and interest rate sensitive than other deposits. Nevertheless, for the three years shown, such deposits were generally significantly less expensive for us due to the intense competition for local deposits. Total brokered and wholesale deposits were $1.2 million at December 31, 2013 as compared to $13.6 million at December 31, 2012.

Junior Subordinated Debentures

In 2005, we established Southcoast Capital Trust III (the “Capital Trust”), as a non-consolidated subsidiary. The Capital Trust issued and sold a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security. Institutional buyers bought 10,000 of the floating rate securities denominated as preferred securities and we bought the other 310 floating rate securities which are denominated as common securities. The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from us which are reported on our consolidated balance sheets.

The Capital Securities issued by Capital Trust III mature or are mandatorily redeemable on September 30, 2035. We have the optional right to redeem these securities on or after September 30, 2010. The preferred securities of Capital Trust III total $10.3 million, of which $10.0 million qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations. The Company’s investment in the common securities of Capital Trust III totaled $310,000 at December 31, 2013 and December 31, 2012, and is included in “Available for Sale Securities” on its consolidated balance sheets. See Note 11 to the consolidated financial statements for more information about the terms of the junior subordinated debentures.

Contractual Obligations

The following table shows the payments due on our contractual obligations for the periods shown as of December 31, 2013.

	Payments due by period

(Dollars in thousands)	Total	<1 year	1-3 years	3-5 years	>5 years
Long-term debt obligations	$79,310	$7,000	$12,000	$16,000	$44,310
Operating lease obligations	$1,358	$400	$596	$362	$-
Total	$80,668	$7,400	$12,596	$16,362	$44,310

Short-Term Borrowings

At December 31, 2013, 2012, and 2011, we had outstanding borrowings due within one year of $11.8 million, $17.9 million, and $14.9 million, respectively. Of these borrowings due within one year, Federal Home Loan Bank advances totaled $7.0 million, $12.0 million, and $8.0 million at December 31, 2013, 2012, and 2011, respectively. At December 31, 2013 there were no fixed rate borrowings. Fixed rate borrowings totaled $7.0 million and $8.0 million, at December 31, 2012, and 2011, respectively. Weighted average interest rates on fixed rate borrowings were 0.18%, and 0.14% at December 31, 2012, and 2011, respectively. Variable rate borrowings totaled $11.8 million, $6.4 million, and $3.3 million at December 31, 2013, 2012, and 2011, respectively. Weighted average interest rates on variable rate borrowings were 0.36%, 0.30%, and 0.10% at December 31, 2013, 2012, and 2011, respectively. Of the short term borrowings, $7.0 million were from the Federal Home Loan Bank of Atlanta (“FHLBA”) and were collateralized by FHLBA stock, residential mortgage loans, and commercial real estate loans, and $1.7 million were securities sold under agreements to repurchase collateralized by investment securities with a market value of $2.7 million. Also included in short term borrowings at December 31, 2013 were $3.1 million of variable rate federal funds purchased. The maximum amount of short term borrowings outstanding at any month end was $20.1 million for 2013, $18.2 million for 2012, and $22.0 million for 2011. The approximate average amount of such borrowings outstanding and average weighted interest rate was $5.7 million and 0.25% for 2013, $7.8 million and 0.24% for 2012, and $10.0 million and 0.58% for 2011, respectively.

Southcoast Financial Corporation

Management's Discussion and Analysis

Return on Equity and Assets

The following table shows the return on assets (net income or loss divided by average assets), return on equity (net income or loss divided by average equity), dividend payout ratio (dividends declared per share divided by net income or loss per share) and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2013, 2012, and 2011.

	Year ended December 31,
	2013	2012	2011
Return on assets	2.09%	0.81%	(36.23%	)
Return on equity	23.60%	10.81%	(42.76%	)
Dividend payout ratio	0.00%	0.00%	0.00%
Equity to asset ratio	8.86%	7.52%	8.47%

The return on equity increased from 10.81% in 2012 to 23.60% in 2013 due to an increase of $5.6 million in net income, with net income of $9.1 million for 2013, compared to net income of $3.5 million for 2012. The Company’s $6.6 million income tax benefit recognized during 2913, a result of its deferred tax asset valuation allowance reversal, contributed 17.15% and 1.52% to its return on equity and return on assets, respectively. The return on equity increased from (42.76)% in 2011 to 10.81% in 2012 due to an increase of $20 million in net income, with net income of $3.5 million for 2012, compared to a net loss of $16.5 million for 2011.

Liquidity

The most manageable sources of liquidity are comprised of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within our Bank's service area. Core deposits (total deposits less certificates of deposit for $100,000 or more, wholesale, and brokered time deposits) provide a relatively stable funding base and were equal to 80.5% of total deposits at December 31, 2013. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. Our Bank is a member of the FHLBA and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and commercial real estate loans. At December 31, 2013, our Bank had borrowed $69.0 million from the FHLBA and had the ability to borrow an additional $35.1 million based on a predetermined formula. Our Bank also has $21.9 million available through lines of credit with other banks, and $31.6 million available from the Federal Reserve Discount Window as additional sources of liquidity funding. At December 31, 2013, we had outstanding commitments to originate up to $25.3 million in loans as well as standby letters of credit of $188,000. Management believes that our Bank’s overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.

Capital Resources

During 2013, primarily due to net income of $9.1 million, our equity capital increased by $8.3 million. Other comprehensive loss of $867,000 represented a decrease to equity capital, but this decrease was partially offset by $107,000 of stock issuances related to the Company’s employee stock purchase plan.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and insured depository institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Our Tier 1 capital consists of common shareholders’ equity, minus certain intangible assets, plus junior subordinated debt subject to certain limitations. Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. We and our Bank are also required to maintain Tier 1 capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum. As of December 31, 2013 we and our subsidiary bank exceeded our capital requirements as shown in the following table.

Southcoast Financial Corporation

Management's Discussion and Analysis

	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2013
The Company
Total capital (to risk-weighted assets)	$52,631	15.80%	$26,655	8.00%	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	48,441	14.54	13,328	4.00	(1)	N/A	N/A
Tier 1 capital (to average assets)	48,441	11.10	17,456	4.00	(1)	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$47,617	14.58%	$26,134	8.00%		$32,668	10.00%
Tier 1 capital (to risk-weighted assets)	43,508	13.32	13,067	4.00		19,601	6.00
Tier 1 capital (to average assets)	43,508	10.24	17,004	4.00		21,255	5.00

        ____________

(1) Minimum requirements for bank holding companies. Bank holding companies with higher levels of risks, or that are experiencing or anticipating significant growth, are expected to maintain capital well above the minimums.

Off-Balance Sheet Arrangements

At December 31, 2013, we had issued commitments to extend credit of $25.3 million for home equity lines of credit, construction loans and commercial lines of credit. The commitments expire over periods from six months to ten years. Standby letters of credit totaled $188,000 at December 31, 2013.

Past experience indicates that many of these commitments to extend credit and standby letters of credit will expire unused. However, through our various sources of liquidity, we believe that we will have the necessary resources to fund these obligations should the need arise. See Note 15 to the audited financial statements for further information about financial instruments with off-balance sheet risk.

We are not involved in other off-balance sheet contractual relationships, and we have no unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

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

Southcoast Financial Corporation

Management's Discussion and Analysis

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Southcoast Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization, and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of Southcoast Financial Corporation’s internal control over financial reporting as of December 31, 2013. In making our assessment, management has utilized the framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2012 the Company’s internal control over financial reporting was effective.

Date:  December 31, 2013

/s/L. Wayne Pearson                                                              /s/William C. Heslop
L. Wayne Pearson                                                                    William C. Heslop
President and Chief Executive Officer                                   Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Southcoast Financial Corporation and Subsidiaries

Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Southcoast Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southcoast Financial Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

Atlanta, Georgia

March 13, 2014

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2013	2012
Assets
Cash and due from banks	$28,460	$21,984

Investment securities
Available for sale	39,822	44,849
Federal Home Loan Bank stock, at cost	3,629	3,518
Loans held for sale	271	1,789
Loans, net of allowance of $6,041 and $8,159	325,865	319,310
Property and equipment, net	21,150	21,653
Other real estate owned, net	5,249	9,619
Company owned life insurance	12,658	12,309
Deferred tax asset, net	7,516	-
Other assets	2,764	3,190

Total assets	$447,384	$438,221

Liabilities
Deposits
Noninterest bearing	$41,295	$38,797
Interest bearing	274,533	280,835

Total deposits	315,828	319,632

Federal funds purchased	3,115	4,570
Securities sold under agreements to repurchase	1,703	1,379
Advances from Federal Home Loan Bank	69,000	64,000
Junior subordinated debentures	10,310	10,310
Other liabilities	4,859	4,066

Total liabilities	404,815	403,957

Shareholders’ equity
Common stock (no par value; 20,000,000 shares authorized, 7,082,062 and 7,065,515 shares issued in 2013 and 2012, respectively)	54,544	54,437
Accumulated deficit	(9,937)	(19,002)
Accumulated other comprehensive loss	(2,038)	(1,171)

Total shareholders’ equity	42,569	34,264

Total liabilities and shareholders’ equity	$447,384	$438,221

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2013	2012
Interest income
Loans and fees on loans	$16,425	$16,947
Investment securities	1,106	1,260
Cash and federal funds sold	30	29
Total interest income	17,561	18,236
Interest expense
Deposits	1,874	2,604
Other borrowings	1,798	2,054
Junior subordinated debentures	186	202
Total interest expense	3,858	4,860
Net interest income	13,703	13,376
Provision for loan losses	400	880
Net interest income after provision for loan losses	13,303	12,496
Noninterest income
Service fees on deposit accounts	1,501	1,585
Gain on sale of mortgage loans held for sale	244	331
Gain on sale of investment securities	105	626
Company owned life insurance earnings	349	387
Other	161	348
Total noninterest income	2,360	3,277
Noninterest expenses
Salaries and employee benefits	7,024	6,487
Occupancy	1,266	1,405
Furniture and equipment	1,668	1,499
Advertising and public relations	213	114
Professional fees	760	869
Travel and entertainment	287	244
Telephone, postage and supplies	352	331
Insurance	766	803
Gain on sale of other real estate owned	(339)	(1,240)
Other real estate owned impairment and other expenses, net of rental income	230	499
Other operating expenses	961	1,107
Total noninterest expenses	13,188	12,118
Income before income taxes	2,475	3,655
Income tax expense (benefit)	(6,590)	137
Net income	$9,065	$3,518
Basic net income per common share	$1.28	$0.50
Weighted average number of common shares outstanding
Basic	7,076,157	7,044,365

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended December 31,
(Dollars in thousands)	2013	2012
Net income	$9,065	$3,518

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(1,316)	505
Tax effect	516	-
Reclassification adjustment for gains included in net income	(105)	(626)
Tax effect	38	-
Total other comprehensive loss	(867)	(121)

Comprehensive income	$8,198	$3,397

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended December 31, 2013 and 2012

	Common Stock			Accumulated other	Total
			Accumulated	comprehensive	shareholders'
(Dollars in thousands)	Shares	Amount	deficit	loss	equity
Balance, January 1, 2012	7,017,830	$54,382	$(22,520)	$(1,050)	$30,812

Net income			3,518		3,518
Other comprehensive loss, net of tax				(121)	(121)
Comprehensive income					3,397
Employee stock purchase plan	47,685	55	-	-	55
Balance, December 31, 2012	7,065,515	54,437	(19,002)	(1,171)	34,264

Net income			9,065		9,065
Other comprehensive loss, net of tax				(867)	(867)
Comprehensive income					8,198
Employee stock purchase plan	16,547	107	-	-	107
Balance, December 31, 2013	7,082,062	$54,544	$(9,937)	$(2,038)	$42,569

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2013	2012
Operating activities
Net income (loss)	$9,065	$3,518
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Increase in deferred income taxes net of valuation allowance	(6,962)	-
Provision for loan losses	400	880
Provision for impairment on other real estate owned	75	303
Depreciation	853	864
Discount accretion and premium amortization	278	375
Origination of mortgage loans held for sale	(16,682)	(18,774)
Proceeds from sales of mortgage loans held for sale	18,444	18,312
Gain on sale of mortgage loans held for sale	(244)	(331)
Gain on sale of investment securities	(105)	(626)
Gain on sale of property and equipment	(28)	(192)
Gain on sale of other real estate owned	(339)	(1,240)
Change in deferred gain on sale of other real estate owned	(66)	48
Change in deferred compensation	211	192
Increase in value of Company owned life insurance	(349)	(387)
Decrease in other assets	427	584
Increase in other liabilities	583	423
Net cash provided by operating activities	5,561	3,949
Investing activities
Calls, maturities, and paydowns of available for sale securities	7,606	11,372
Proceeds from sales of available for sale securities	8,310	22,268
Purchases of available for sale securities	(12,485)	(29,400)
Purchases of Federal Home Loan Bank stock	(111)	(31)
Increase in loans, net	(5,243)	(17,123)
Purchases of property and equipment	(350)	(1,615)
Capital expenditures on other real estate owned	(88)	(32)
Proceeds from sales of other real estate owned	3,076	6,654
Proceeds from sales of property and equipment	28	1,267
Net cash provided by (used for) investing activities	743	(6,640)
Financing activities
Net increase (decrease) in deposits	(3,804)	3,485
Decrease in federal funds purchased and repurchase agreements	(1,131)	(901)
Increase in Federal Home Loan Bank advances	5,000	4,000
Net proceeds from issuances of stock	107	54
Net cash provided by financing activities	172	6,638

Net increase in cash and cash equivalents	6,476	3,947
Cash and cash equivalents, beginning of year	21,984	18,037

Cash and cash equivalents, end of year	$28,460	$21,984

Cash paid for
Interest	$3,790	$4,580
Income taxes	$428	$173

Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$438	$8,299
Loans to finance sales of other real estate owned	$2,150	$2,317

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Southcoast Financial Corporation (the “Company”) is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the “Bank”). During 2004, Southcoast Investments, Inc. was formed as a wholly-owned subsidiary of the Company, primarily for the purpose of holding properties of the Company and Bank. The Company's primary purpose is that of owning the Bank. The Company is regulated by the Federal Reserve Board. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Bank was incorporated in 1998 and operates as a South Carolina chartered bank providing full banking services to its customers. The Bank is subject to regulation by the South Carolina State Board of Financial Institutions and the Federal Deposit Insurance Corporation. During 2005, the Company formed Southcoast Capital Trust III for the purpose of issuing trust preferred securities.

Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The allowance for loan losses, other-than-temporary losses on investment securities, deferred tax assets, and fair values of financial instruments, including other real estate owned, are particularly subject to change.

Concentration of Credit Risk – Most of the Company’s business activity is with customers located in the adjoining South Carolina counties of Charleston, Berkeley, and Dorchester. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties.

Risk characteristics present in the Company’s loan portfolio vary by portfolio segment but are largely influenced by current loan to value ratios for real estate secured loans. Though real estate values in the Company’s market area have stabilized over the last two to three years, they are still considerably lower than their prerecession levels. This decline in values continues to place additional credit risk on loans originated during the period of higher real estate values due to higher current loan to value ratios. These declines in market value are largely due to extra inventory on the market caused by the high volume of home foreclosures over the last several years. These foreclosures have added additional unsold home inventory to the market and this extra inventory has discouraged new residential development and construction. Therefore, loans collateralized by lots and raw land have also taken on additional risk during this period, as lots and raw land for construction are significantly diminished in value. Loans secured by commercial real estate are at risk of deterioration during times of decreasing market rental rates and higher levels of unoccupied office space as has been the case in the Company’s market areas. Commercial and industrial loans are made primarily for the purpose of financing equipment acquisition, expansion, working capital, and other general purposes. Consumer loans are made for a variety of purposes, including but not limited to the financing of automobile, boat, and recreational vehicle purchases. Risks inherent in commercial and industrial and consumer loans primarily relate to the overall state of the economy, especially in the Company’s market area. Elevated levels of unemployment and decreased consumer spending are economic risk factors which affect these types of loans. Additionally, the potential deterioration of a borrower’s current financial condition is a risk characteristic inherent in the entire loan portfolio. During the last several years of higher unemployment in the Company’s market area, the Company’s loan portfolio experienced increased delinquencies and write-downs. Though these delinquencies and write-downs have declined due to improving economic conditions recently, they are still at elevated levels compared to historical norms.

Cash and Cash Equivalents - Cash and cash equivalents may consist of cash on hand and due from banks, federal funds sold and securities purchased under agreements to resell. Generally, federal funds are sold for a one-day period and securities purchased under agreements to resell mature in less than 90 days.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES – (Continued)

Investment Securities - The Company classifies investments in equity and debt securities into three categories:

Available-for-sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders’ equity (accumulated other comprehensive income). Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Premiums and discounts are amortized into interest income by a method that approximates a level yield.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held-for-Sale - Loans held-for-sale consist of 1 - 4 family residential mortgage loans, which are reported at the lower of cost or fair value on an aggregate loan basis. Net unrealized losses, if any, are recognized through a valuation allowance. Loans held for sale were reported at cost at December 31, 2013 and 2012, as there were no unrealized losses at either date. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives.  Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked.  The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans.  Changes in the fair values of these derivatives are included in net gains on sales of loans.

Loans and Interest Income on Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal balance outstanding, net of purchase premiums and discounts, and an allowance for loan losses. The allowance for loan losses is deducted from total loans on the balance sheet. Interest income is recognized on an accrual basis over the term of the loan based on the principal amount outstanding.

All types of loans are generally placed on non-accrual status when principal or interest becomes contractually ninety days past due, or when payment in full is not anticipated, unless the estimated net realizable value of collateral is sufficient to assure the likelihood of collection of the principal balance and accrued interest. When a loan of any type is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectability is in doubt, cash receipts on all types of non-accrual loans are not recorded as interest income, but are instead used to reduce principal. Loans of all types are not returned to accrual status unless there has been an improvement in the borrower’s financial condition, generally supported by at least six months of timely loan payments, and in the case of certain commercial loans, financial statements. Past due status for all types of loans is based on the contractual terms of the loans.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES – (Continued)

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired. Loans modified in a troubled debt restructuring accrue interest if their terms are at market rate and if they are performing in accordance with their modified terms. Loans modified in a troubled debt restructuring do not accrue interest if their terms are below market rate or if they are not performing in accordance with their modified terms. For accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Generally, the Company accounts for impaired loans based on the value of the loans’ underlying collateral if it is considered more likely than not that repossession of the collateral is the most likely form of collection of the outstanding balance. For impaired loans deemed more likely than not to perform according to their contractual terms, the present value of expected cash flows is used to determine impairment. Troubled debt restructurings performing in accordance with their terms are measured for impairment using the present value of expected cash flows.

For impaired loans where the ultimate collectability of principal and interest is in doubt, wholly or partially, all cash receipts are to be applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are to be applied to interest income to the extent that any interest has been foregone. Further cash receipts are to be recorded as recoveries to the Allowance for Loan Losses of any amounts previously charged off.

Generally, all types of impaired loans with balances of $250,000 or greater are evaluated for impairment on an individual basis. To the extent impairment is calculated for a loan evaluated on an individual basis, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. All types of impaired loans with balances less than $250,000 are generally collectively evaluated for impairment, and accordingly, they are not identified for impairment disclosures.

In determining the required general reserves portion of the allowance for loan losses, management calculates historical losses experienced by loan type. Management also calculates a historical weighted average delinquency rate by loan type, with loans past due 30-59 days given single weight, loans past due 60-89 days given double weight, and loans past due 90 days or more given triple weight. Current weighted delinquency rates for loans in the various pools are then calculated and indexed to the historical weighted average delinquency rates. The total balance by general reserve loan type is then multiplied by the average historical losses as adjusted by the indexed historical past due rate and this amount is added to required general reserves. Management utilizes an eight quarter time horizon for historical losses and delinquencies related to 1-4 Family loans with senior liens and commercial and industrial loans. Management utilizes a four quarter time horizon for all other loan types. In determining the proper historical time horizon for each loan type, management considers the time horizon which most appropriately reflects the current condition of each loan type in the portfolio.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES – (Continued)

Management provides additional general reserves by loan type for loans with grades of 3 through 9 which are not individually evaluated for impairment by multiplying the total balances of these loans by the average default probabilities for the corresponding loan grades for the years 2010, 2011, and 2012. These amounts are then multiplied by the average loss severities by loan type for the years 2009, 2010, 2011, and 2012, and these amounts are added to required general reserves. Management elected to use a three year historical period in its default probability calculation in order to have a sufficient level of inputs to make the average default rates meaningful while at the same time using more recent data in order to increase its relevance to the current loan portfolio. Management elected to use a four year historical period to calculate loss severities by loan type in order to generate a large enough sample size to produce reliable average loss rates.

Several environmental factors are also incorporated into the general reserves portion of the allowance for loan losses. These include reserves for loans with loans to value higher than the Company’s policy guidelines, loans with variable or adjustable rates of interest, and general loan portfolio growth.

Federal Home Loan Bank (FHLB) Stock - The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Property and Equipment – Land is carried at cost. Property, furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leases are amortized over their useful lives or the lease term whichever is shorter. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

Other Real Estate Owned – Other real estate owned includes real estate acquired through foreclosure or deed in lieu of foreclosure. Other real estate owned is initially recorded at its estimated fair market value less estimated selling costs. Any write-downs at the dates of acquisition are charged to the allowance for loan losses. Expenses to maintain such assets, subsequent write-downs, and gains and losses on disposal are included in other expenses.

Loan Commitments and Related Financial Instruments - Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Employee Benefit Plans - Employee 401(k) and profit sharing plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Company Owned Life Insurance – Company owned life insurance represents the cash value of policies on certain current and former officers of the Bank. There were no policies surrendered during 2013.

Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES – (Continued)

Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.

Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements. The Company issued stock dividends of 15% for each of the years ended December 31, 2013 and 2012, respectively. These dividends were accounted for as stock splits, with all prior period share amounts retroactively restated.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently any such matters that would have a material effect on the financial statements.

Dividend Restrictions - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. As long as there are preferred securities of the Southcoast Capital Trust III outstanding and the Company has elected to defer making interest payments with respect to the preferred securities as permitted by the terms of the preferred securities(which the Company has done beginning with the December 2011 payment), the Company may not declare or pay cash dividends on its common stock or redeem or repurchase any shares of its common stock, subject to certain minor exceptions, including stock dividends.

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due From Banks". Cash and cash equivalents have an original maturity of three months or less.

Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements

In January 2014, the FASB amended the Receivables—Troubled Debt Restructurings by Creditors subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2013 and 2012, the Bank met these requirements. Reserve requirements totaled $4,289,000 and $3,684,000 at December 31, 2013 and 2012, respectively.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are as follows:

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
(Dollars in thousands)	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$30,889	$80	$1,100	$29,869
Municipal securities	3,918	150		4,068
Other	8,199	-	2,314	5,885

Total	$43,006	$230	$3,414	$39,822

	December 31, 2012
	Amortized	Gross Unrealized			Estimated
Available for sale	Cost	Gains	Losses		Fair Value
Mortgage backed
Government sponsored enterprises	$37,361	$590	$		$37,951
Municipal securities	5,061	358			5,419
Other	4,190	-		2,711	1,479
Total	$46,612	$948		$2,711	$44,849

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and December 31, 2012.

Available for Sale

	December 31, 2013
	Less than Twelve Months		Twelve Months or More		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$26,394	$1,100	$-	$-	$26,394	$1,100
Municipal securities	-	-	-	-	-	-
Other	3,948	52	1,437	2,262	5,385	2,314

Total	$30,342	$1,152	$1,437	$2,262	$31,779	$3,414

	December 31, 2012
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$-	$-	$-	$-	$-	$-
Municipal securities	-	-	-	-	-	-
Other	-	-	1,479	2,711	1,479	2,711

Total	$-	$-	$1,479	$2,711	$1,479	$2,711

 SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES (Continued)

Securities classified as available-for-sale are recorded at fair value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,262,000, which included three securities comprising 66% of total unrealized losses, and $2,711,000, which included four securities comprising 100% of total unrealized losses, at December 31, 2013 and December 31, 2012, respectively. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The unrealized loss attributable to “Other” securities relates primarily to valuations on two collateralized debt obligations which consist of pooled trust preferred securities. The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities. These securities are considered Level 3 securities in the fair value hierarchy as they both trade in less than liquid markets.

One of the Company’s collateralized debt obligations with an amortized cost of approximately $1,814,000 and fair value of approximately $1,040,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1,735,000 and fair value of approximately $296,000 is receiving payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Future interest payments are accrued on these larger principal balances.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At December 31, 2013, there was $230,613,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at December 31, 2013.

(Amounts in thousands) Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$181,285	128.0%	128.0%
B	40,253	115.0%	104.8%
C	47,409	106.2%	86.3%
D	27,550	100.3%	78.3%
Income Notes	18,000	N/A	N/A

As shown above, tranches B and below currently fail their overcollateralization test. According to the structured payment terms as established in the offering circular for this security, interest payments are currently being diverted from tranches subordinate to B to pay down total principal balances in the B tranche. If and when these payments reduce the principal balance in the B tranche by enough to pass its overcollateralization requirement, the C tranche securities will begin to receive contractual interest payments, and additional payments will be diverted from subordinate tranches in order to meet its overcollateralization requirement. This payment structure, known as a waterfall, is designed to continue until all tranches meet their overcollateralization requirement, an outcome already achieved for the A tranche note holders, as shown in the chart above. However, this outcome is dependent on the level of future interest deferrals and defaults by individual issuers. Any shortfalls to contractual principal and interest payments due will be borne in reverse order of payment priority, with the most subordinate tranche having the largest loss and the senior most tranche having the smallest loss. As a note holder in the C tranche of this structure, the Company’s principal and interest claims are subordinate to the principal and interest claims of note holders in the A and B tranches. More specifically, the Company and other C note holders would stand to lose 100% of their principal and interest before note holders in the B tranche lost their first dollar, and B note holders would lose 100% of their investment before A note holders experienced any loss.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES (Continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of December 31, 2013 predicts the Company will resume receipt of its contractual principal and interest payments during the year 2016, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $921,000 for the security (Security B in the table below) at December 31, 2013.

The following table provides certain relevant details on each of our collateralized debt obligations as of December 31, 2013, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

December 31, 2013
(Amounts in thousands)
	Security A	Security B

Amortized Cost	$1,814	$1,735
Fair Value	$1,040	$296
Unrealized Loss	$774	$1,439
Number of underlying financial institution issuers	47	40
Number of deferrals and defaults	11	14
Additional expected deferrals/ defaults*	N/A	0/0
Excess Subordination as a percentage of performing collateral^	18.52%	N/A

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES (Continued)

The amortized costs and fair values of investment securities available for sale at December 31, 2013 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due after five but within ten years	$1,813	$1,874
Due after ten years	6,154	4,030
Mortgage backed	30,889	29,869
Equity securities with no maturity	4,150	4,049
Total investment securities available-for-sale	$43,006	$39,822

Collateralized debt obligations having maturities of greater than ten years with an aggregate amortized cost and fair value totaling $3,549,000 and $1,336,000, respectively, are reflected in the table above. As of December 31, 2013, all of the collateralized debt obligations owned by the Bank are on the Volcker Rule nonexclusive list of CDOs backed by trust preferred securities that depository institutions are permitted to continue to hold.

The proceeds from sales of securities and the associated gains are listed below:

	Twelve Months Ending December 31,
(Amounts in thousands)	2013	2012

Proceeds	$8,310	$22,268
Gross Gains	105	626

The tax provision related to the above net realized gains and losses was $38,000 and $0 for the periods ended December 31, 2013 and 2012.

Investment securities with an aggregate amortized cost of $19,321,000 and estimated fair value of $18,852,000 at December 31, 2013, were pledged to secure public deposits and for other purposes, as required or permitted by law. Investment securities with an aggregate amortized cost of $2,827,000 and estimated fair value of $2,716,000 at December 31, 2013, were pledged to secure securities sold under agreements to repurchase.

NOTE 4 - LOANS

The composition of loans by major loan category is presented below:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Real estate secured loans:
Residential 1-4 Family	$188,406	$174,421
Multifamily	4,828	5,555
Commercial	79,963	80,284
Construction and land development	34,232	40,305
Total real estate secured loans	307,429	300,565
Commercial and industrial	22,208	24,511
Consumer	1,960	1,915
Other	309	478
Total gross loans	331,906	327,469
Allowance for loan losses	(6,041)	(8,159)
	$325,865	$319,310

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of December 31, 2013 and December 31, 2012.

Credit Risk Profile by Creditworthiness Category

	Real Estate Secured
(Dollars in thousands)	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2013	2012	2013	2012	2013	2012	2013	2012
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	80,732	59,303	592	611	13,356	6,825	10,238	7,037
4	49,414	49,619	2,017	684	27,956	29,038	9,159	10,054
5	49,204	50,336	884	3,500	27,981	25,130	11,156	17,633
6	925	2,036	-	-	1,842	11,139	676	1,215
7	7,387	10,287	1,335	760	8,128	8,152	2,312	4,366
8	744	2,840	-	-	700	-	691	-
9	-	-	-	-	-	-	-	-

Total	$188,406	$174,421	$4,828	$5,555	$79,963	$80,284	$34,232	$40,305

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Grade
1	$1,971	$2,329	$426	$55	$60	$-	$2,457	$2,384
2	-	-	-	309	-	-	-	309
3	1,228	2,523	269	234	-	191	106,415	76,724
4	6,680	5,620	224	1,105	204	227	95,654	96,347
5	9,777	6,702	954	-	45	60	100,001	103,361
6	860	3,713	-	-	-	-	4,303	18,103
7	1,692	3,624	87	212	-	-	20,941	27,401
8	-	-	-	-	-	-	2,135	2,840
9	-	-	-	-	-	-	-	-

Total	$22,208	$24,511	$1,960	$1,915	$309	$478	$331,906	$327,469

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

The following tables provide a summary of past due loans by loan category as of December 31, 2013 and December 31, 2012.

(Dollars in thousands)

Past Due Loans
December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$736	$538	$2,310	$3,584	$184,822	$188,406	$-
Multifamily Residential	349	-	986	1,335	3,493	4,828	-
Commercial Real Estate	1,330	-	877	2,207	77,756	79,963	-
Construction and Land Development	-	21	859	880	33,352	34,232	-
Non-Real Estate Secured
Commercial and Industrial	461	-	171	632	21,576	22,208	-
Consumer and Other	53	12	19	84	2,185	2,269	-

Total (1)	$2,929	$571	$5,222	$8,722	$323,184	$331,906	$-

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$2,712	$834	$5,385	$8,931	$165,490	$174,421	$-
Multifamily Residential	-	379	-	379	5,176	5,555	-
Commercial Real Estate	1,711	-	127	1,838	78,446	80,284	-
Construction and Land Development	182	-	999	1,181	39,124	40,305	-
Non-Real Estate Secured
Commercial and Industrial	686	29	394	1,109	23,402	24,511	-
Consumer and Other	20	11	54	85	2,308	2,393	-

Total (1)	$5,311	$1,253	$6,959	$13,523	$313,946	$327,469	$-

(1)	Principal balances only; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

The following table provides a summary of nonaccrual loans as of December 31, 2013 and December 31, 2012.

(Dollars in thousands)	December 31, 2013	December 31, 2012

1-4 Family Residential	$4,624	$6,821
Multifamily Residential	986	-
Commercial Real Estate	2,590	531
Construction and Land Development	860	1,317
Commercial and Industrial	775	990
Consumer and Other	19	55

Total	$9,854	$9,714

At December 31, 2013 and December 31, 2012, nonaccrual loans totaled $9.9 million and $9.7 million, respectively. The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $618,000 and $777,000 at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013 and December 31, 2012, impaired loans, which include non-accrual loans and troubled debt restructurings (TDRs) totaled $10.3 million and $11.7 million, respectively. The recorded investment in impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $7.9 million and $8.9 million at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013 and December 31, 2012, there were no loans over ninety days past due and still accruing interest.

At December 31, 2013 and December 31, 2012, all TDRs, including those on nonaccrual status, totaled $4.6 million and $4.6 million, respectively. The gross interest income that would have been recognized on accruing TDRs according to the original loan terms during 2013 totaled approximately $27,000; actual interest income recognized on these loans according to the restructured terms totaled $27,000. Performing TDR loans totaled $405,000 at December 31, 2013. The gross interest income that would have been recognized on accruing TDRs according to the original loan terms during 2012 totaled approximately $93,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $92,000. Performing TDR loans totaled $2,013,000 at December 31, 2012. During the year ended December 31, 2013 there were nine loans totaling $3.8 million that had their original loan terms restructured. During the year ended December 31, 2013, no loans that had their original terms restructured went into nonaccrual. During the same period, $433,000 related to TDRs was charged off. TDRs did not have a material effect on the allowance for loan losses as of December 31, 2013.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	December 31, 2013	December 31, 2012

Balance, beginning of year	$8,159	$10,691
Provision for loan losses	400	880
Net charge offs	(2,518)	(3,412)
Balance, end of year	$6,041	$8,159

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

	For the Year Ended December 31, 2013
	Beginning	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
	Balance
					General	Specific	Total
					Reserves	Reserves
Real Estate Secured
1-4 Family Residential	$2,312	$(388)	$499	$(594)	$1,630	$199	$1,829
Multifamily Residential	39	-	1	18	49	9	58
Commercial Real Estate	1,264	(423)	3	187	1,031	-	1,031
Construction and Land Development	606	(972)	32	919	577	8	585
Non-Real Estate Secured
Commercial and Industrial	1,324	(1,263)	13	616	690		690
Consumer and Other	55	(86)	66	(11)	24	-	24
Other
Other General Reserves	1,939	-	-	(600)	1,339	-	1,339
Unallocated	620	-	-	(135)	485	-	485
Total	$8,159	$(3,132)	$614	$400	$5,825	$216	$6,041

	For the Year Ended December 31, 2012
	Beginning	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
	Balance
					General	Specific	Total
					Reserves	Reserves
Real Estate Secured
1-4 Family Residential	$2,861	$(1,968)	$64	$1,355	$1,944	$368	$2,312
Multifamily Residential	297	-	18	(276)	39	-	39
Commercial Real Estate	2,409	(883)	1	(263)	1,188	76	1,264
Construction and Land Development	633	(617)	67	523	512	94	606
Non-Real Estate Secured
Commercial and Industrial	1,898	(65)	23	(532)	1,285	39	1,324
Consumer and Other	41	(54)	2	66	55	-	55
Other
Other General Reserves	1,515	-	-	424	1,939	-	1,939
Unallocated	1,037	-	-	(417)	620	-	620
Total	$10,691	$(3,587)	$175	$880	$7,582	$577	$8,159

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of December 31, 2013 and December 31, 2012.

(Dollars in thousands)

Loans Receivable:	As of December 31, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$3,196	$185,210	$188,406
Multifamily Residential	986	3,842	4,828
Commercial Real Estate	2,585	77,378	79,963
Construction and Land Development	691	33,541	34,232
Non Real Estate Secured
Commercial and Industrial	479	21,729	22,208
Consumer and Other	-	2,269	2,269
Total	$7,937	$323,969	$331,906

Loans Receivable:	As of December 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$6,953	$167,468	$174,421
Multifamily Residential	382	5,173	5,555
Commercial Real Estate	531	79,753	80,284
Construction and Land Development	830	39,475	40,305
Non Real Estate Secured
Commercial and Industrial	204	24,307	24,511
Consumer and Other	-	2,393	2,393
Total	$8,900	$318,569	$327,469

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

Impaired Loans
For the Year Ended December 31, 2013

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$1,367	$1,165	$-	$202	$1,242	$16
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	3,008	2,584	-	423	2,833	9
Construction and Land Development	692	159	-	533	434	-
Commercial and Industrial	480	480	-	-	536	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$2,066	$2,031	$199	$35	$2,033	$-
Multifamily Residential	986	986	9	-	990	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	833	532	8	302	680	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$3,433	$3,196	$199	$237	$3,275	$16
Multifamily Residential	986	986	9	-	990	-
Commercial Real Estate	3,007	2,584	-	423	2,833	9
Construction and Land Development	1,526	691	8	835	1,114	-
Commercial and Industrial	480	480	-	-	536	-
Consumer and Other	-	-	-	-	-	-

Total	$9,432	$7,937	$216	$1,495	$8,748	$25

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

Impaired Loans
For the Year Ended December 31, 2012

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$5,430	$4,375	$-	$1,055	$4,960	$48
Multifamily Residential	382	382	-	-	429	30
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	353	353	-	-	352	-
Commercial and Industrial	74	74	-	-	74	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$2,616	$2,578	$367	$38	$2,642	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	531	531	76	-	548	-
Construction and Land Development	477	477	95	-	478	-
Commercial and Industrial	130	130	39	-	131	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$8,046	$6,953	$367	$1,093	$7,602	$48
Multifamily Residential	382	382	-	-	429	30
Commercial Real Estate	531	531	76	-	548	-
Construction and Land Development	830	830	95	-	830	-
Commercial and Industrial	204	204	39	-	205	-
Consumer and Other	-	-	-	-	-	-

Total	$9,993	$8,900	$577	$1,093	$9,614	$78

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 5 - PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

				December 31,
(Dollars in thousands)	Estimated Useful Lives			2013	2012

Land				$7,866	$7,867
Furniture and equipment (years)	3	-	10	3,502	3,751
Buildings and improvements (years)	5	-	40	15,731	15,591
Construction in process				63	84
				27,162	27,293
Less accumulated depreciation				(6,012)	(5,640)
				$21,150	$21,653

At December 31, 2013 construction in process totaled $63,000 and consisted of ongoing improvements to one company owned premises. At December 31, 2012 construction in process consisted of ongoing improvements to two company owned premises. Depreciation expense for the years ended December 31, 2013 and 2012 was $853,000 and $864,000, respectively.

In 2013, the Company received sales proceeds totaling $28,000 on two fully depreciated property and equipment items, recognizing gains of the same amount.

In 2012, the Company received sales proceeds totaling $1,267,000 on three properties with a net book value of $1,075,000, recognizing gains on sale totaling $192,000.

The Company leases certain branch properties and equipment under operating leases. Two branch leases have current lease terms expiring in 2016 and 2023, one with two five-year renewal options remaining, and the other with one ten-year renewal option remaining. The Company has a lease agreement for eleven ATM machines, which expires December 2015 and requires monthly payments totaling $16,000, accounting for the majority of the Company’s annual lease expense obligations. The Company entered into a longer term lease agreement during 2011 for office space that expires in 2032 that is also being accounted for as an operating lease. Total lease expense paid for the leases discussed above and included in the statements of operations totaled $411,000 and $367,000 for the years ended December 31, 2013 and 2012, respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one month, for each of the next five years in the aggregate are:

(Dollars in thousands)

2014	$400
2015	401
2016	195
2017	179
2018	183

Total	$1,358

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 6 – OTHER REAL ESTATE OWNED

The aggregate carrying amount of other real estate owned at December 31, 2013 and 2012 was $5,249,000 and $9,619,000, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in this balance during 2013 and 2012.

	Year Ended December 31
(Dollars in thousands)	2013	2012
Real estate acquired in settlement of loans, beginning of period	$9,619	$9,322
New real estate acquired in settlement of loans at lower of fair value or principal balance	438	8,299
Capital expenditures on real estate acquired in settlement of loans	88	32
Sales of real estate acquired in settlement of loans	(5,226)	(8,971)
Gains on sale of real estate acquired in settlement of loans	339	1,240
Deferred gain on sale of real estate acquired in settlement of loans	66	-
Less: Impairment recognized	(75)	(303)
Real estate acquired in settlement of loans, end of period	$5,249	$9,619

The types of property in other real estate owned at December 31, 2013 and 2012 included commercial office properties, commercial lots, residential 1-4 family lots and homes under construction, and residential 1-4 family homes. The largest single property type of other real estate owned in both periods presented was construction and land development, totaling $3,421,000 and $3,774,000 at December 31, 2013 and 2012, respectively.

During 2013 and 2012, the Company recorded sales proceeds on other real estate owned totaling $5,226,000, and $8,971,000, respectively. Sales proceeds on other real estate owned for which the Company made loans to facilitate the sale of the property during 2013 and 2012 totaled $2,285,000 and $2,738,000, respectively. The gross loans to facilitate these sales during 2013 and 2012 totaled $2,150,000 and $2,317,000, respectively. For the year ended December 31, 2013, the Company realized deferred gains on these sales transactions totaling $66,000. There were no such deferred gains in 2012.

During 2013 and 2012, the Company recognized $75,000 and $303,000, respectively, of impairment expense on other real estate owned. These impairments were the result of periodic reappraisals of the properties and management’s estimates of short term liquidation values. At December 31, 2013 and 2012, the carrying amount of other real estate owned included valuation allowances totaling $234,000 and $695,000, respectively. These amounts were reflective of impairments taken on individual properties still held by the Company as of these two dates.

NOTE 7 - DEPOSITS

The following is a detail of deposit accounts:

	December 31,
(Dollars in thousands)	2013	2012
Noninterest bearing deposits	$41,295	$38,797
Interest bearing
NOW	63,205	55,282
Money market	47,172	35,889
Savings	27,626	24,074
Time, less than $100,000	76,155	105,262
Time, $100,000 and over	60,375	60,328
Total deposits	$315,828	$319,632

At December 31, 2013 and 2012, the Bank had approximately $3,800,000 and $16,081,000, respectively, in time deposits from customers outside its market area. This includes $1,240,000 and $13,583,000 in brokered and wholesale deposits in 2013 and 2012, respectively. Brokered and wholesale deposits outstanding at December 31, 2013 consisted of a single deposit account with a rate of 3.25%. Contractual rates of interest on brokered and wholesale deposits outstanding at December 31, 2012, ranged from a low of 1.85% to a high of 3.25%.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 7 – DEPOSITS (Continued)

At December 31, 2013 the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

2014	$86,230
2015	44,491
2016	5,467
2017	10
2018	255
Thereafter	77
$136,530

NOTE 8- SHORT-TERM BORROWINGS

Short-term borrowings payable include securities sold under agreements to repurchase which generally mature on a one to thirty day basis, federal funds purchased, borrowings from the discount window of the Federal Reserve Bank, loans collateralized by the cash value of Company owned life insurance, and a holding company line of credit. Information concerning short-term borrowings is summarized as follows:

	December 31,
(Dollars in thousands)	2013	2012
Balance at end of the year	$4,818	$5,949
Average balance during year	2,893	2,819
Average interest rate during year	0.26%	0.24%
Maximum month-end balance during the year	$8,833	$7,500

The Company has collateralized the repurchase agreements with securities with an aggregate cost basis and fair value of $2,827,000 and $2,716,000 respectively, at December 31, 2013.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank are collateralized by FHLB stock and pledges of certain residential mortgage loans and are summarized as follows:

		December 31
Maturity	Rate	2013	2012
January 2013	0.18%	-	7,000
February 2013	0.36%	-	5,000
February 2014	0.36%	7,000	-
July 2015	2.32%	-	10,000
July 2015	2.91%	-	2,000
March 2016	2.04%	10,000	-
May 2016	0.75%	2,000	-
October 2016	4.25%	-	5,000
November 2016	4.08%	-	5,000
January 2017	4.35%	-	5,000
January 2017	4.40%	-	5,000
January 2017	4.46%	-	5,000
January 2017	4.60%	-	5,000
March 2017	2.31%	2,000	-
May 2017	1.07%	2,000	-
March 2018	2.33%	5,000	5,000
April 2018	3.03%	5,000	5,000
May 2018	1.38%	2,000	-
March 2019	3.56%	5,000	-
March 2019	3.51%	5,000	-
May 2019	1.69%	2,000	-
May 2020	2.01%	2,000	-
March 2021	3.71%	5,000	-
March 2021	3.74%	5,000	-
March 2021	3.80%	5,000	-
March 2021	3.87%	5,000	-
		$69,000	$64,000

Each of the fixed rate advances is subject to early termination options. The Federal Home Loan Bank reserves the right to terminate each agreement at an earlier date. During 2013, the Company restructured $42 million of existing advances prior to their original maturities into new advances with lower coupon rates and later maturity dates. The difference between the present value of the future cash flows between the original and restructured advances was less than 10% for each of the advances restructured. Therefore, the costs associated with the terminations of the existing advances were embedded into the new advances, and will be recognized over the life of the new advances. The purpose of these restructurings was to save interest expense in the shorter term by lowering the coupon rate on existing advances while also lowering the Company’s interest rate risk exposure in a rising rate environment by extending the advance maturities.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 10 - UNUSED LINES OF CREDIT

At December 31, 2013, the Bank had unused lines of credit to purchase federal funds totaling approximately $21.9 million from unrelated banks. These lines of credit are available on a one to fifteen day basis for general corporate purposes of the Bank. The lenders have reserved the right to withdraw the lines at their option. The Company may also borrow from the Federal Home Loan Bank based on a predetermined formula. Borrowings on this line totaled $69.0 million at December 31, 2013. Additional funds of approximately $35.1 million were available on the line. Advances are subject to approval by the Federal Home Loan Bank and may require the Company to pledge additional collateral. The Company has pledged approximately $141.6 million in loans as qualifying collateral for these borrowings. Also at December 31, 2013, the Company had an unused line of credit totaling approximately $31.6 million with the Federal Reserve Bank of Richmond to borrow funds from its discount window. The Company had pledged loans totaling approximately $42.7 million as collateral for these borrowings.

NOTE 11 - JUNIOR SUBORDINATED DEBENTURES

On August 5, 2005, Southcoast Capital Trust III (the "Capital Trust"), a non-consolidated subsidiary of the Company, issued and sold a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities. The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets. The Capital Securities issued by the Capital Trust remain outstanding and mature or are mandatorily redeemable on September 30, 2035. The Company has the right to redeem these securities on or after September 30, 2010.

The Company’s investment in the common securities of the Capital Trust totaled $310,000 at December 31, 2013 and December 31, 2012, and is included in “Available for Sale Securities” on its consolidated balance sheets. The preferred securities of the Capital Trust, totaling $10.0 million, qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.

The Capital Securities issued by the Capital Trust accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR, which was 0.24 percent at December 31, 2013, plus 150 basis points. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of December 16, 2035. The Company’s payment of interest on the Capital Securities is subject to the Company’s compliance with Federal Reserve Board guidelines regarding the payment of dividends.

In accordance with the debenture terms noted above the Company deferred its quarterly dividend payment on these securities beginning with the December 2011 payment. Amounts so deferred bear additional interest at a variable rate per annum, reset quarterly, equal to LIBOR plus 1.50% compounded quarterly from the dates on which the amounts would otherwise have been due and payable until paid. During this period of deferral the Company is capitalizing the interest payments due and adding them to the principal outstanding for accrual purposes. Upon reinstatement of the quarterly dividend payments the debenture terms require payment in full of all interest arrearage. As long as there are preferred securities of the Southcoast Capital Trust III outstanding and the Company has elected to defer making interest payments with respect to the preferred securities as permitted by the terms of the preferred securities, the Company may not declare or pay dividends on its common stock or redeem or repurchase any shares of its common stock, subject to certain minor exceptions, including stock dividends. Accrued interest on these debentures totaled $450,000 and $259,000 at December 31, 2013 and December 31, 2012, respectively.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s financial position.

NOTE 13 - INCOME TAXES

Income tax expense (benefit) was as follows:

(Dollars in thousands)	2013	2012
Current expense
Federal	$-	$-
State	372	137
Deferred expense (benefit)
Federal	50	1,029
State	18	17
Change in valuation allowance	(7,584)	(1,046)
Total	$(7,144)	$137

Income tax expense (benefit) is allocated as follows:

(Dollars in thousands)	2013	2012

Continuing operations	$(6,590)	$137
Other comprehensive loss	(554)	-
Total	$(7,144)	$137

The income tax effect of cumulative temporary differences for deferred tax assets at December 31, 2013 and 2012 is as follows:

	December 31,
(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$2,054	$2,774
Allowance for impairment of other real estate owned	80	236
Net operating loss (NOL) carryforward	3,202	3,152
Unrealized loss on investment securities	1,146	592
Deferred revenue	273	207
Deferred compensation	611	533
Depreciation	72	-
Other	364	390
Total deferred tax assets	7,802	7,884

Deferred tax liabilities:
Depreciation	-	18
Prepaid expenses	81	77
Total deferred tax liabilities	81	95

Net deferred tax asset	7,721	7,789

Valuation allowance	(205)	(7,789)
Total net deferred tax asset	$7,516	$-

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 13 - INCOME TAXES (Continued)

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

During 2013, the Company reversed most of its valuation allowance on its deferred tax assets. The decision to reverse the valuation allowance was due to a change in management’s assessment of the near term realizability of the deferred tax assets. This change in assessment was the result of improved operating results, most notably six consecutive quarters of profitability beginning with the three months ended March 31, 2012. The profitability during these periods included core earnings. These improved results provided positive evidence of the Company’s ability to generate the future profits necessary to realize the benefits provided by its deferred tax assets in future periods. As of December 31, 2013, the Company maintained a full valuation allowance of $205,000 on its holding company state income tax items. Included in these items was a net operating loss carryforward totaling $112,000. Throughout the Company’s history, the holding company has consistently produced operating losses on a standalone basis, and the realizability of any of its deferred tax items continues to remain in doubt.

The Company’s deferred tax assets related to realizable net operating loss carryforwards of $3,090,000 expire as follows: $2,670,000 in 2031; $383,000 in 2032; and $37,000 in 2033. The net operating loss carryforwards to which the deferred tax assets relate expire as follows: $7,852,000 in 2031; $1,127,000 in 2032; and $111,000 in 2033. The Company believes it will generate sufficient profits to utilize its carryforwards prior to these expiration dates.

The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income (loss) before income taxes for the years ended December 31, as follows:

(Dollars in thousands)	2013		2012
	Amount	%	Amount	%
Tax expense at statutory rate	$842	34%	$1,243	34%
Increase (decrease) in taxes resulting from:
State tax (net of federal benefit)	231	9	90	3
Officers’ life insurance	(54)	(2)	(67)	(2)
Municipal interest	(55)	(2)	(74)	(2)
Other tax preference items	30	1	(9)	(1)
Valuation allowance change	(7,584)	(306)	(1,046)	(28)
Tax expense (benefit)	$(6,590)	(266)%	$137	4%

The Company is no longer subject to examination by taxing authorities for years before 2010.  In 2010, the Company filed a refund claim in order to carryback its 2009 NOL to the years 2004, 2005 and 2006.  The Company was able to carryback its 2009 NOL to the years 2004 through 2006 due to the enactment of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”).  The Act includes a provision that allows most businesses an election to increase the NOL carryback period from 2 years under current law to as much as 5 years for NOLs generated in either 2008 or 2009 (but not both).  The IRS examined the tax years attributed to the refund claim beginning in 2010 and completed its examination in August 2011 with no changes.  A subsequent review by the Joint Committee on Taxation concurred with the results of the examinations.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 14 - RELATED PARTY TRANSACTIONS

Directors, executive officers and their affiliates are customers of and have banking transactions with the Bank in the ordinary course of business. A summary of loan transactions with directors and executive officers, including their affiliates, is as follows:

	December 31,
(Dollars in thousands)	2013	2012
Balance, beginning of year	$1,380	$1,050
New loans	395	736
Repayments	(95)	(406)
Balance, end of year	$1,680	$1,380

Deposits by directors and executive officers, including their affiliates, at December 31, 2013 and 2012 totaled $671,000 and $710,000, respectively.

NOTE 15 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and standby letters of credit. They involve elements of credit and interest rate risk in excess of the amounts shown on the balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Bank’s commitments is as follows:

	December 31,
(in thousands)	2013	2012
Commitments to extend credit	$25,251	$21,440
Standby letters of credit	188	671

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral varies but may include accounts receivable, inventory, equipment, marketable securities and property. Since many letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements and the fair value of any liability associated with letters of credit is insignificant.

The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, if material, along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans.

Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Due to the small amount and frequent turnover of loans held-for-sale, the derivative value is considered immaterial.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Plan for the benefit of all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches 100 percent of employee contributions up to the first three percent of compensation, plus 50 percent of employee contributions on the next two percent of compensation, subject to certain adjustments and limitations. The Company may also make an elective three percent contribution to the Plan accounts of all eligible employees. Contributions made to the Plan in 2013 and 2012 amounted to $118,000 and $107,000, respectively.

The Company entered into a Supplemental Executive Retirement Plan (SERP) during 2008 with its Chief Executive Officer. The Company accrued deferred compensation expense of $211,000 and $192,000 in 2013 and 2012, respectively, in relation to this plan. The accrued liability for the SERP at December 31, 2013 and 2012 totaled $1,639,000 and $1,428,000, respectively.

The Company has entered into Endorsement Split Dollar Agreements with three of its executive officers relating to split dollar life insurance policies covering each of them. The Company is the sole owner of these life insurance policies and is required to maintain the policies in full force and effect and pay any premiums due on the policies. The agreements provide that if the executive’s death occurs before the earlier of the date of his termination of employment with the Company or the date that is six months after the executive attains age 70, the executive’s beneficiary will be entitled to the net death proceeds under the policies. The executive’s interest in the policies will be extinguished at the earlier of the date of his termination of employment or six months after the date on which he attains age 70, and the Company will be entitled to any remaining proceeds of the policies, provided a change in control has not occurred. In the event of a change in control prior to the termination of the executive’s employment, the Company is required to transfer to the executive ownership of the policy. The agreements also provide that the Company may not amend or terminate the executive’s interest in the policies unless the policies are replaced with comparable ones, including a new split dollar agreement. The agreements also provide for a claims and review procedure in the event persons have not received benefits under the agreement to which they believe they are entitled. If they had died on December 31, 2013, the death benefits payable to the executives’ beneficiaries upon the executive’s death would have totaled $9,635,000.

NOTE 17 - EMPLOYEE STOCK PURCHASE PLAN

Since 2000, the Company has maintained successive five-year Employee Stock Purchase Plans for the benefit of officers and employees which allow officers and employees to have the Company make payroll withholdings for the purpose of buying Company stock. The current plan expires in 2015. The purchase price is 85 percent of the closing quoted market price of the first or last business day of the quarter, whichever is less. Shares for the quarter are purchased during the first month of the following quarter. During 2013 and 2012, the Company issued 16,547 and 47,685 shares of common stock, respectively, under this plan. Proceeds from stock issuances during 2013 and 2012 totaled $107,000 and $55,000, respectively.

NOTE 18 - DIVIDENDS

There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions require the Bank to obtain the prior written consent of the South Carolina Commissioner of Banking to pay dividends.

Under the terms of the Indenture relating to its junior subordinated debentures, as a consequence of deferral of interest payments, the Company has agreed not to declare or pay dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to its common stock, subject to certain exceptions, including the issuance of stock dividends. See Note 11 for further information about the junior subordinated debentures and the deferral of interest payments.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19 - REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure of the Bank to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification of the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The following table summarizes the capital ratios and the regulatory minimum requirements for the Company and the Bank.

	Actual		For Capital Adequacy Purposes			To Be Well- Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2013
The Company
Total capital (to risk-weighted assets)	$52,631	15.80%	$26,655	8.00%	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	48,441	14.54	13,328	4.00	(1)	N/A	N/A
Tier 1 capital (to average assets)	48,441	11.10	17,456	4.00	(1)	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$47,617	14.58%	$26,134	8.00%		$32,668	10.00%
Tier 1 capital (to risk-weighted assets)	43,508	13.32	13,067	4.00		19,601	6.00
Tier 1 capital (to average assets)	43,508	10.24	17,004	4.00		21,255	5.00

December 31, 2012
The Company
Total capital (to risk-weighted assets)	$49,885	15.25%	$26,163	8.00%	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	45,745	13.99	13,081	4.00	(1)	N/A	N/A
Tier 1 capital (to average assets)	45,745	10.47	17,474	4.00	(1)	N/A	N/A

The Bank
Total capital (to risk-weighted assets)	$46,897	14.43%	$26,008	8.00%		$32,510	10.00%
Tier 1 capital (to risk-weighted assets)	42,781	13.16	13,004	4.00		19,506	6.00
Tier 1 capital (to average assets)	42,781	9.94	17,224	4.00		21,530	5.00

(1) Minimum requirements for bank holding companies. Bank holding companies with higher levels of risks, or that are experiencing or anticipating significant growth, are also expected to maintain capital well above the minimums.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company used the following methods and assumptions to estimate fair value:

Available for Sale Investment Securities

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available (Leve1 1). If quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Securities classified as Level 3 include asset-backed securities in less liquid markets. The fair values of level 3 available-for-sale investment securities are determined by a third party pricing service and reviewed by the Company’s Chief Financial Officer for reasonableness. The fair value of the trust preferred securities is computed based upon discounted cash flows estimated using interest rates, principal balances of note classes and underlying issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation to the note classes.  Current estimates of expected cash flows is based on the most recent trustee reports and any other relevant market information, including announcements of interest payment deferrals or defaults of underlying issuers.  The payment, default and recovery assumptions are believed to reflect the assumptions of market participants. Cash flows are discounted at appropriate market rates, including consideration of credit spreads and illiquidity discounts.

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subject to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of December 31, 2013 and December 31, 2012.

 Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  The Company considers impaired loans with principal balances of $250,000 or greater individually for impairment. These loans are carried at the lesser of their principal balance or their fair value as determined by one of two valuation methods. For loans considered likely to end in collateral repossession, impairment is measured using the fair value of the underlying collateral less estimated costs to sell. For loans expected to make contractual interest and principal payments the present value of expected cash flows is used. Loans evaluated for impairment using expected cash flows consist of Troubled Debt Restructures for which future repayments are expected. Impaired loans evaluated under either of these valuation methods require classification in the fair value hierarchy as nonrecurring Level 3.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Assets measured at fair value on a recurring basis are as follows as of December 31, 2013 and December 31, 2012 (amounts in thousands):

	December 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$29,869	$-	$29,869
Municipals	-	4,068	-	4,068
Other	-	4,049	1,836	5,885

Total assets at fair value	$-	$37,986	$1,836	$39,822

	December 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$37,951	$-	$37,951
Municipals	-	5,419	-	5,419
Other	-	78	1,401	1,479

Total assets at fair value	$-	$43,448	$1,401	$44,849

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the twelve months ended December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013	December 31, 2012

Beginning of year balance	$1,401	$1,490
Discount accretion	9	7
Unrealized gain (loss)	426	(96)
Ending balance	$1,836	$1,401

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2013 (amounts in thousands):

		Valuation
Security Type	Fair Value	Technique	Unobservable Input	Rates

Collateralized Debt Obligations	$1,336	Discounted cash flows	Discount rate	Approximately 12%
			Weighted default probability for deferring issuers	Approximately 58%
			Recovery rate on deferring issuers	10%	-	15%
			Default probability for current issuers	0.33%	-	20.00%
Trust Preferred Security	$500	Discounted cash flows	Discount rate	Approximately 4%

The significant unobservable inputs used in the fair value measurement of the Company’s collateralized debt obligations investments are prepayment rates, probability of default, and loss severity in the event of default. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

In addition to the collateralized debt obligations included in the table above, the Company owns a trust preferred security backed by a single issuer for which meaningful pricing data is not readily available. The security’s book value of $500,000 is assumed to equal its fair value. The discount rate shown for the security in the table above approximates the security’s yield rate at December 31, 2013.

There were no changes in unrealized gains and losses recorded in earnings for either of the years ended December 31, 2013 or December 31, 2012.

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2013 and December 31, 2012 (amounts in thousands):

	December 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$2,574	$2,574
Multifamily	-	-	1,050	1,050
Commercial Real Estate	-	-	753	753
Construction and Land Development	-	-	735	735
Other Real Estate Owned
1 – 4 Family Residential	-	-	585	585
Construction and Land Development	-	-	254	254

Total assets at fair value	$-	$-	$5,951	$5,951

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2012
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$4,697	$4,697
Multifamily Residential	-	-	91	91
Commercial Real Estate	-	-	455	455
Construction and Land Development	-	-	382	382
Other Real Estate Owned
Commercial Real Estate	-	-	100	100
Construction and Land Development	-	-	349	349

Total assets at fair value	$-	$-	$6,074	$6,074

Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $4,970,000 with a valuation allowance of $ 216,000 at December 31, 2013, resulting in an additional provision for loan losses of $149,000 for the year ended December 31, 2013. These additional provisions were as follows: $8,000 for Construction and Land Development loans, $132,000 for 1 – 4 Family Residential loans, and $9,000 for Multifamily loans. Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $6,202,000 with a valuation allowance of $577,000 at December 31, 2012, resulting in an additional provision for loan losses of $517,000 for the year ended December 31, 2012. These additional provisions were as follows: $95,000 for Construction and Land Development loans, $363,000 for 1 – 4 Family Residential loans, $21,000 for Commercial Real Estate loans, and $38,000 for Commercial & Industrial loans.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $780,000, which is made up of the outstanding balance of $1,014,000, net of a valuation allowance of $234,000, at December 31, 2013. This valuation allowance included $75,000 of impairment made during the year ended December 31, 2013. The breakdown of this impairment was as follows: $14,000 for construction and land development, and $61,000 for 1-4 Family Residential. Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $449,000, which is made up of the outstanding balance of $1,142,000, net of a valuation allowance of $695,000, at December 31, 2012. This valuation allowance did not include any impairment made during the year ended December 31, 2012. Though the Company made a $303,000 impairment provision for other real estate owned during 2012, the properties these impairments related to were liquidated prior to December 31, 2012.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Valuation Techniques	Unobservable Inputs	Range
Impaired Loans

1 - 4 Family Residential	Sales comparison approach	Bank Owned Discount	10% - 20%
Multifamily Residentia		Appraisal Time Adjustment	0% - < 1 year
Construction and Land Development			20% - 1-2 years
25% - 2-3 years
30% - > 3 years

Commercial Real Estate	Sales comparison approach	Bank Owned Discount	10%-20%
		Appraisal Time Adjustment	0% - < 1 year
20% - 1-2 years
25% - 2-3 years
30% - > 3 years
	Income approach	Capitalization Rate	8% - 12%

Other Real Estate Owned

Commercial Office Properties	Sales comparison approach	Bank Owned Discount	10% - 20%
		Appraisal Time Adjustment	0% - < 1 year
20% - 1-2 years
25% - 2-3 years
30% - > 3 years
	Income approach	Capitalization Rate	8% - 12%

Commercial Lots	Sales comparison approach	Bank Owned Discount	10%-20%
Residential 1 – 4 Family Lots		Appraisal Time Adjustment	0% - < 1 year
Residential 1 – 4 Family Homes			20% - 1-2 years
Residential 1 – 4 Under Construction			25% - 2-3 years
Multifamily Residential			30% - > 3 years

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Financial assets:
Cash and cash equivalents	$28,460	$28,460	$-	$-	$28,460
Available for sale investment securities	39,822	-	37,986	1,836	39,822
Federal Home Loan Bank Stock	3,629	N/A	N/A	N/A	N/A
Loans held for sale	271	-	271	-	271
Loans, net	325,865	-	-	315,917	315,917
Accrued interest receivable	1,122	-	113	1,009	1,122

Financial liabilities:
Deposits	315,828	166,833	137,018	-	303,851
Short term borrowings	4,818	-	4,818	-	4,818
Advances from Federal Home Loan Bank	69,000	-	72,158	-	72,158
Junior subordinated debentures	10,310	-	-	4,826	4,826
Accrued interest payable	1,049	2	597	450	1,049

	December 31, 2012
	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,984	$21,984
Available for sale investment securities	44,849	44,849
Federal Home Loan Bank Stock	3,518	N/A
Loans held for sale	1,789	1,789
Loans, net	319,310	320,772
Accrued interest receivable	1,253	1,253

Financial liabilities:
Deposits	319,632	321,851
Short term borrowings	5,949	5,949
Advances from Federal Home Loan Bank	64,000	69,921
Junior subordinated debentures	10,310	4,661
Accrued interest payable	980	980

Valuation Methodologies – Assets and Liabilities not recorded at Fair Value

The following is a description of the valuation methodologies used for assets and liabilities that are not recorded at fair value, but whose fair value must be estimated and disclosed:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified Level 1.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Southcoast Financial Corporation (parent company only):

CONDENSED BALANCE SHEETS

	December 31,
(Dollars in thousands)	2013	2012
ASSETS
Cash	$1,719	$1,895
Investments available for sale	102	78
Investment in subsidiaries	47,145	42,420
Property and equipment, net	1,860	1,871
Receivables from subsidiaries	2,785	-
Deferred tax asset, net	1,337	-
Other assets	84	78
Total assets	$55,032	$46,342
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,153	$1,768
Junior subordinated debentures	10,310	10,310
Shareholders’ equity	42,569	34,264
Total liabilities and shareholders’ equity	$55,032	$46,342

CONDENSED STATEMENTS OF INCOME (LOSS)

	For the years ended December 31,
(Dollars in thousands)	2013	2012
Income
Dividends from subsidiaries	$2,785	$-
Expenses	(673)	(643)
Income (loss) before income taxes	2,112	(643)
Income tax benefit	(1,343)	-
Income (loss) before equity in undistributed net income of subsidiaries	3,455	(643)
Equity in undistributed net income of subsidiaries	5,610	4,161
Net income	$9,065	$3,518

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION – (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(Dollars in thousands)	2013	2012
Operating Activities
Net income	$9,065	$3,518
Adjustments to reconcile net income to net cash used by operating activities
Equity in undistributed net income of subsidiaries	(5,610)	(4,161)
Depreciation	14	16
Increase in deferred taxes	(1,343)	-
Increase in other assets	(2,791)	(5)
Increase in other liabilities	385	372
Net cash used by operating activities	(280)	(260)
Investing activities
Purchase of property and equipment	(3)	-
Net cash used by investing activities	(3)	-
Financing activities
Net proceeds from issuance of stock	107	54
Net cash provided by financing activities	107	54
Net change in cash	(176)	(206)
Cash, beginning of year	1,895	2,101
Cash, end of year	$1,719	$1,895

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Corporate Data

Common Stock and Dividends

(Unaudited)

The common stock of the Company is listed on the Nasdaq Global Market under the symbol "SOCB." The reported high and low sales prices for each quarter of 2013 and 2012, adjusted for the 2013 15% stock dividend, are shown in the following table.

2013	Low	High

Fourth Quarter	$5.41	$6.00
Third Quarter	$5.00	$6.00
Second Quarter	$4.18	$5.59
First Quarter	$3.93	$5.22

2012

Fourth Quarter	$3.10	$4.43
Third Quarter	$1.66	$3.22
Second Quarter	$1.10	$1.97
First Quarter	$1.02	$1.29

As of March 1, 2014, there were approximately 1,594 holders of record of the Company's common stock, excluding individual participants in security position listings.

The Company has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. At present, the Company’s principal source of funds with which it could pay dividends would be dividend payments from the Bank. South Carolina banking regulations require the prior written consent of the South Carolina Commissioner of Banking for the payment of cash dividends by state banks.

Under the terms of the Indenture relating to its junior subordinated debentures, as a consequence of deferral of interest payments, the Company has agreed not to declare or pay dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to its common stock, subject to certain exceptions, including the issuance of stock dividends. See Note 11 for further information about the junior subordinated debentures and the deferral of interest payments.