Form 10-K/A
period 2013-12-31
SOUTHCOAST FINANCIAL CORP
filed 2014-03-24
CIK 1083689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

REASON FOR FILING OF AMENDMENT

This Amendment No. 1 to Form 10-K is being filed solely to correct an inadvertent mistake in assembly of the original filing.  In the original filing, the information intended to be included in Exhibit 13 was instead included at the end of the body of the Form 10-K.  This amendment moves that information to Exhibit 13.

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

●	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
●	changes in requirements of regulatory authorities;
●	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
●	changes in accounting policies, rules and practices;
●	changes in technology or products that may be more difficult or costly to implement, or less effective, than anticipated;

●	cybersecurity risk related to our dependence on internal security systems and the teechnology of outside service providers, as well as the potential impacts of third party security breaches;
●	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
●	ability to continue to weather the current economic downturn;
●	loss of consumer or investor confidence; and
●	other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

-     Consolidated Statements of Cash Flows

-     Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules – None

(3)     Exhibits – Please see Exhibit Index for a list of exhibits

SIGNATURE

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southcoast Financial Corporation

March 24, 2014	By:	s/L. Wayne Pearson
L. Wayne Pearson
Chairman and Chief Executive Officer

	By	s/William C. Heslop
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

10.10	Amended Salary Continuation Agreement between Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed April 3, 2009)
10.11	Endorsement Split Dollar Agreement, dated as of August 14, 2008, between Southcoast Financial Corporation and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)
10.12	Southcoast Financial Corporation 2010 Employee Stock Purchase Plan (incorporated by reference to exhibits to Proxy Statement for 2010 Annual Meeting of Shareholders, filed April 14, 2010)
13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2013 incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant (incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2007)
23	Consent of Crowe Horwath LLC (previously filed)
31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32	Section 1350 Certifications
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements (previously filed)