Form 10-Q
period 2014-03-31
SOUTHCOAST FINANCIAL CORP
filed 2014-05-13
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

7,089,902 shares of common stock, no par value, as of April 30, 2014

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$28,981	$28,460
Federal funds sold	300	-
Total cash and cash equivalents	29,281	28,460

Investment securities
Available for sale	39,650	39,822
Federal Home Loan Bank Stock, at cost	3,257	3,629

Loans held for sale	-	271

Loans, net of allowance of $6,146 and $6,041	333,145	325,865

Premises and equipment, net	20,950	21,150
Other real estate owned, net	4,266	5,249
Company owned life insurance	12,739	12,658
Deferred tax asset, net	7,020	7,516
Other assets	2,718	2,764

Total assets	$453,026	$447,384

Liabilities
Deposits
Noninterest-bearing	$52,337	$41,295
Interest-bearing	279,124	274,533

Total deposits	331,461	315,828

Federal funds purchased	-	3,115
Securities sold under agreements to repurchase	1,694	1,703
Federal Home Loan Bank Borrowings	62,000	69,000
Junior subordinated debentures	10,310	10,310
Other liabilities	4,003	4,859

Total liabilities	409,468	404,815

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 7,085,818 shares issued and outstanding at March 31, 2014 and 7,082,062 at December 31, 2013)	54,565	54,544
Accumulated deficit	(9,294)	(9,937)
Accumulated other comprehensive loss	(1,713)	(2,038)

Total shareholders’ equity	43,558	42,569

Total liabilities and shareholders’ equity	$453,026	$447,384

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Interest income
Loans, including fees	$4,235	$4,201
Investment securities	301	252
Cash and federal funds sold	6	6

Total interest income	4,542	4,459

Interest expense
Deposits and borrowings	912	1,026

Net interest income	3,630	3,433
Provision for loan losses	-	-

Net interest income after provision for loan losses	3,630	3,433

Noninterest income
Service fees on deposit accounts	355	377
Gain on sale of mortgage loans held for sale	6	89
Company owned life insurance earnings	81	88
Other	46	35
Total noninterest income	488	589

Noninterest expenses
Salaries and employment benefits	1,759	1,679
Occupancy	296	345
Furniture and equipment	423	408
Software	21	72
Insurance	145	199
Professional fees	192	158
Telephone, postage, and supplies	83	93
Gain on sale of other real estate owned	(105)	(288)
Other real estate owned impairment provision, and other expenses, net of rental income	38	4
Other operating expenses	278	290

Total noninterest expenses	3,130	2,960

Income before income taxes	988	1,062
Income tax expense	345	56

Net income	$643	$1,006

Basic net income per common share	$.09	$.14

Diluted net income per common share	$.09	$.14

Weighted average shares outstanding
Basic	7,085,818	7,070,375

Diluted	7,085,818	7,070,375

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income	$643	$1,006

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	507	(50)
Tax effect	(182)	-
Total other comprehensive income (loss)	325	(50)

Comprehensive income	$968	$956

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity

For the three months ended March 31, 2014 and 2013

(Unaudited)

			Accumulated Deficit	Accumulated Other
(Dollars in thousands)	Common Stock			Comprehensive	Total
	Shares	Amount		Loss

Balance, January 1, 2013	7,065,515	$54,437	$(19,002)	$(1,171)	$34,264

Net income for the period			1,006		1,006

Other comprehensive loss, net of tax				(50)	(50)

Comprehensive income					956

Employee stock purchase plan	4,860	47	.-	-	47

Balance, March 31, 2013	7,070,375	$54,484	$(17,996)	$(1,221)	$35,267

Balance, January 1, 2014	7,082,062	$54,544	$(9,937)	$(2,038)	$42,569

Net income for the period			643		643

Other comprehensive income, net of tax				325	325

Comprehensive income					968

Employee stock purchase plan	3,756	21	.-	-	21

Balance, March 31, 2014	7,085,818	$54,565	$(9,294)	$(1,713)	$43,558

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	For the Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$643	$1,006
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes expense	313	-
Depreciation and amortization	222	205
Discount accretion and premium amortization	35	99
Gain on sale of other real estate owned	(105)	(288)
Change in deferred gain on sale of other real estate owned	-	(21)
Impairment charges on other real estate owned	6	-
Originations of loans held for sale	-	(3,886)
Proceeds from sales of loans held for sale	277	4,988
Gain on sale of mortgage loans held for sale	(6)	(89)
Company owned life insurance earnings	(81)	(88)
Decrease in other assets	48	205
Decrease in other liabilities	(856)	(510)
Net cash provided by operating activities	496	1,621

Investing activities
Calls, maturities, and paydowns of investment securities available-for-sale	644	2,517
Purchases of Federal Home Loan Bank stock	(270)	(900)
Sales of Federal Home Loan Bank stock	642	722
Net (increase) decrease in loans	(7,020)	3,358
Purchases of premises and equipment	(22)	(91)
Proceeds from sales of other real estate owned	833	2,816
Capital expenditures related to other real estate owned	(12)	(99)
Net cash provided (used) by investing activities	(5,205)	8,323

Financing activities
Net increase in deposits	15,633	1,005
Decrease in federal funds purchased	(3,115)	(4,570)
Increase (decrease) in securities sold under agreements to repurchase	(9)	187
Increase (decrease) in Federal Home Loan Bank Borrowings	(7,000)	6,500
Net proceeds from issuances of stock	21	47
Net cash provided by financing activities	5,530	3,169

Increase in cash and cash equivalents	821	13,113
Cash and cash equivalents, beginning of period	28,460	21,984
Cash and cash equivalents, end of period	$29,281	$35,097

Cash paid for:
Interest	$1,262	$1,356
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$-	$317
Change in unrealized losses on available-for-sale securities	$(507)	$50
Loans to finance sales of other real estate owned	$260	$730

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

Note 3 - Net Income Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements, if any. The Company had no potentially dilutive shares during the periods presented in this report.

Note 4 – Recently Issued Accounting Standards

There were no recently issued authoritative pronouncements that had a material impact on the Company’s accounting, reporting, or disclosures of financial information as of March 31, 2014.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	March 31, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$30,206	$89	$905	$29,390
Municipal securities	3,920	210	-	4,130
Other	8,201	-	2,071	6,130

Total	$42,327	$299	$2,976	$39,650

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair Value
Mortgage backed
Government sponsored enterprises	$30,889	$80	$1,100	$29,869
Municipal securities	3,918	150	-	4,068
Other	8,199	-	2,314	5,885

Total	$43,006	$230	$3,414	$39,822

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

Available for Sale

(Amounts in thousands)	March 31, 2014
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$26,060	$905	$-	$-	$26,060	$905
Other	3,974	26	1,656	2,045	5,630	2,071

Total	$30,034	$931	$1,656	$2,045	$31,690	$2,976

	December 31, 2013
	Less than Twelve Months		Twelve Months or More		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$26,394	$1,100	$-	$-	$26,394	$1,100
Other	3,948	52	1,437	2,262	5,385	2,314

Total	$30,342	$1,152	$1,437	$2,262	$31,779	$3,414

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,045,000, or 69% of unrealized losses, and $2,262,000, or 66% of unrealized losses, at March 31, 2014 and December 31, 2013, respectively. These unrealized losses for both periods were comprised of three securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

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

One of the Company’s pooled trust preferred securities with an amortized cost of approximately $1,816,000 and fair value of approximately $1,227,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1,735,000 and fair value of approximately $328,000 is receiving payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Future interest payments are accrued on these larger principal balances. The Company has discontinued the accrual of interest on this security due to its payment-in-kind status.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At March 31, 2014, there was $238,613,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at March 31, 2014.

(Amounts in thousands)

Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$180,201	128.00%	132.98%
B	39,904	115.00%	108.87%
C	47,547	106.20%	89.53%
D	27,129	100.30%	81.14%
Income Notes	18,000	N/A	N/A

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

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of March 31, 2014 predicts the Company will resume receipt of its contractual principal and interest payments during the year 2015, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $900,000 for the security (Security B in the table below) at March 31, 2014.

The following table provides certain relevant details on each of our pooled trust preferred securities as of March 31, 2014, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

March 31, 2014
(Amounts in thousands)
	Security A	Security B

Book Value	$1,816	$1,735
Fair Value	$1,227	$328
Unrealized Loss	$589	$1,407
Number of underlying financial institution issuers	47	40
Number of deferrals and defaults	11	13
Additional expected deferrals/ defaults*	N/A	0/0
Excess Subordination as a percentage of performing collateral^	20.76%	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The amortized costs and fair values of investment securities available for sale at March 31, 2014 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Due after five but within ten years	$2,331	$2,439
Due after ten years	5,640	3,745
Mortgage backed	30,206	29,390
Equity securities with no maturity	4,150	4,076
Total investment securities available-for-sale	$42,327	$39,650

Investment securities with an aggregate amortized cost of $25,643,000 and estimated fair value of $25,020,000 at March 31, 2014, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $2,780,000 and estimated fair value of $2,686,000 at March 31, 2014, were pledged to secure securities sold under agreements to repurchase.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Real estate secured loans:
Residential 1-4 Family	$197,740	$188,406
Multifamily	4,626	4,828
Commercial	81,483	79,963
Construction and land development	31,296	34,232

Total real estate secured loans	315,145	307,429
Commercial and industrial	21,723	22,208
Consumer	2,116	1,960
Other	307	309

Total gross loans	339,291	331,906
Allowance for loan losses	(6,146)	(6,041)
	$333,145	$325,865

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of March 31, 2014 and December 31, 2013 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category
As of March 31, 2014 and December 31, 2013

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2014	2013	2014	2013	2014	2013	2014	2013
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	87,999	80,732	593	592	13,896	13,356	8,413	10,238
4	51,650	49,414	1,823	2,017	30,160	27,956	8,550	9,159
5	50,123	49,204	876	884	27,711	27,981	10,682	11,156
6	1,029	925	-	-	778	1,842	668	676
7	6,026	7,387	1,334	1,335	8,233	8,128	2,292	2,312
8	913	744	-	-	705	700	691	691
9	-	-	-	-	-	-	-	-

Total	$197,740	$188,406	$4,626	$4,828	$81,483	$79,963	$31,296	$34,232

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Grade
1	$2,236	$1,971	$424	$426	$-	$60	$2,660	$2,457
2	-	-	-	-	-	-	-	-
3	1,159	1,228	206	269	-	-	112,266	106,415
4	6,495	6,680	236	224	263	204	99,177	95,654
5	9,799	9,777	1,177	954	44	45	100,412	100,001
6	523	860	-	-	-	-	2,998	4,303
7	1,511	1,692	73	87	-	-	19,469	20,941
8	-	-	-	-	-	-	2,309	2,135
9	-	-	-	-	-	-	-	-

Total	$21,723	$22,208	$2,116	$1,960	$307	$309	$339,291	$331,906

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)

Past Due Loans For the Periods Ended March 31, 2014 and December 31, 2013
March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$2,794	$49	$2,458	$5,301	$192,439	$197,740	$102
Multifamily Residential	348	-	986	1,334	3,292	4,626	-
Commercial Real Estate	1,401	-	754	2,155	79,328	81,483	-
Construction and Land Development	78	-	859	937	30,359	31,296	-
Non Real Estate Secured							-
Commercial and Industrial	440	30	132	602	21,121	21,723	-
Consumer and Other	24	-	38	62	2,361	2,423	-

Total	$5,085	$79	$5,227	$10,391	$328,900	$339,291	$102

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$736	$538	$2,310	$3,584	$184,822	$188,406	$-
Multifamily Residential	349	-	986	1,335	3,493	4,828	-
Commercial Real Estate	1,330	-	877	2,207	77,756	79,963	-
Construction and Land Development	-	21	859	880	33,352	34,232	-
Non Real Estate Secured							-
Commercial and Industrial	461	-	171	632	21,576	22,208	-
Consumer and Other	53	12	19	84	2,185	2,269	-

Total	$2,929	$571	$5,222	$8,722	$323,184	$331,906	$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)

	March 31, 2014	December 31, 2013

1-4 Family Residential	$3,393	$4,624
Multifamily Residential	986	986
Commercial Real Estate	2,438	2,590
Construction and Land Development	859	860
Commercial and Industrial	730	775
Consumer and Other	52	19

Total	$8,458	$9,854

At March 31, 2014 and December 31, 2013, nonaccrual loans totaled $8.5 million and $9.9 million, respectively. The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $662,000 and $618,000 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $8.9 million and $10.3 million, respectively. The recorded investment in impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $7.1 million and $7.9 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013, there were $102,000 and $0 in loans over ninety days past due and still accruing interest, respectively.

At March 31, 2014 and December 31, 2013, all TDRs, including those on nonaccrual status, totaled $3.5 million and $4.6 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms during the first quarter of 2014 totaled approximately $6,000; actual interest income recognized on these loans according to the restructured terms totaled $5,000. The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2013 totaled approximately $27,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $27,000. During the quarter ended March 31, 2014, there was one loan totaling $78,000 that had its original loan terms restructured, and no loans that had previously had their original terms restructured went into nonaccrual. During the same period, there was was one loan totaling $1.4 million that had its original terms restructured that paid off, and no amounts related to TDRs were charged off. During the quarter ended March 31, 2014, there was one TDR initiated in the preceding twelve months which had subsequently defaulted. This was a 1-4 Family Residential loan with an impaired balance of $114,000. The Company defines subsequent defaults on TDRs to be TDRs with delinquencies of thirty or more days that occurred susbsequent to the date of the restructure. TDRs did not have a material effect on the allowance for loan losses as of March 31, 2014 or December 31, 2013.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	March 31, 2014	March 31, 2013

Balance, beginning of year	$6,041	$8,159
Provision for loan losses	-	-
Net (charge offs) recoveries	105	(352)

Balance, end of quarter	$6,146	$7,807

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended March 31, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,829	$-	$9	$(329)	$1,394	$115	$1,509
Multifamily Residential	58	-	-	128	41	145	186
Commercial Real Estate	1,031	-	-	(17)	1,009	5	1,014
Construction and Land Development	585	-	-	(64)	479	42	521
Non Real Estate Secured
Commercial and Industrial	690	(42)	94	27	769	-	769
Consumer and Other	24	-	44	(34)	34	-	34
Other
Other General Reserves	1,339	-	-	212	1,551	-	1,551
Unallocated	485	-	-	77	562	-	562
Total	$6,041	$(42)	$147	$-	$5,839	$307	$6,146

	For the Three Months Ended March 31, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,312	$(93)	$211	$(215)	$1,854	$361	$2,215
Multifamily Residential	39	-	-	26	65	-	65
Commercial Real Estate	1,264	-	-	218	1,413	69	1,482
Construction and Land Development	606	(533)	2	1,041	816	300	1,116
Non Real Estate Secured
Commercial and Industrial	1,324	(8)	3	(362)	876	81	957
Consumer and Other	55	-	66	(101)	20	-	20
Other
Other General Reserves	1,939	-	-	(447)	1,492	-	1,492
Unallocated	620	-	-	(160)	460	-	460
Total	$8,159	$(634)	$282	$-	$6,996	$811	$7,807

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Year Ended December 31, 2013
	Beginning	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
	Balance
					General	Specific	Total
					Reserves	Reserves
Real Estate Secured
1-4 Family Residential	$2,312	$(388)	$499	$(594)	$1,630	$199	$1,829
Multi Family Residential	39	-	1	18	49	9	58
Commercial Real Estate	1,264	(423)	3	187	1,031	-	1,031
Construction and Land Development	606	(972)	32	919	577	8	585
Non Real Estate Secured
Commercial and Industrial	1,324	(1,263)	13	616	690	69039	690
Consumer and Other	55	(86)	66	(11)	24	-	24
Other
Other General Reserves	1,939	-	-	(600)	1,339	-	1,339
Unallocated	620	-	-	(135)	485	-	485
Total	$8,159	$(3,132)	$614	$400	$5,825	$216	$6,041

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of March 31, 2014 and December 31, 2013.

Loans Receivable:	As of March 31, 2014
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,423	$195,317	$197,740
Multifamily Residential	986	3,640	4,626
Commercial Real Estate	2,557	78,926	81,483
Construction and Land Development	691	30,605	31,296
Non Real Estate Secured
Commercial and Industrial	471	21,252	21,723
Consumer and Other	-	2,423	2,423
Total	$7,128	$332,163	$339,291

Loans Receivable:	As of December 31, 2013
(Dollars in thousands)	Individually evaluated	Collectively evaluated	Total
	for impairment	for impairment
Real Estate Secured
1-4 Family Residential	$3,196	$185,210	$188,406
Multifamily Residential	986	3,842	4,828
Commercial Real Estate	2,585	77,378	79,963
Construction and Land Development	691	33,541	34,232
Non Real Estate Secured
Commercial and Industrial	479	21,729	22,208
Consumer and Other	-	2,269	2,269
Total	$7,937	$323,969	$331,906

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

Impaired Loans
For the Three Months ended March 31, 2014

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,571	$1,485	$-	$86	$1,145	$2
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,852	1,852	-	-	1,868	3
Construction and Land Development	692	159	-	533	159	-
Commercial and Industrial	471	471	-	-	475	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$1,055	$938	$115	$117	$949	$-
Multifamily Residential	986	986	145	-	986	-
Commercial Real Estate	1,128	705	5	423	703	-
Construction and Land Development	834	532	42	302	532	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$2,626	$2,423	$115	$203	$2,094	$2
Multifamily Residential	986	986	145	-	986	-
Commercial Real Estate	2,980	2,557	5	423	2,571	3
Construction and Land Development	1,526	691	42	835	691	-
Commercial and Industrial	471	471	-	-	475	-
Consumer and Other	-	-	-	-	-	-

Total	$8,589	$7,128	$307	$1,461	$6,817	$5

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans
For the Three Months Ended March 31, 2013

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$3,570	$3,195	$-	$375	$3,225	$18
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	931	398	-	533	675	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$2,220	$2,220	$361	$-	$2,222	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	524	524	69	-	528	-
Construction and Land Development	1,304	1,304	300	-	1,304	-
Commercial and Industrial	81	81	81	-	142	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$5,790	$5,415	$361	$375	$5,447	$18
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	524	524	69	-	528	-
Construction and Land Development	2,235	1,702	300	533	1,979	-
Commercial and Industrial	81	81	81	-	142	-
Consumer and Other	-	-	-	-	-	-

Total	$8,630	$7,722	$811	$908	$8,096	$18

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans – (continued)

(Dollars in thousands)

Impaired Loans
For the Year Ended December 31, 2013

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,367	$1,165	$-	$202	$1,242	$16
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	3,008	2,584	-	423	2,833	9
Construction and Land Development	692	159	-	533	434	-
Commercial and Industrial	480	480	-	-	536	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$2,066	$2,031	$199	$35	$2,033	$-
Multifamily Residential	986	986	9	-	990	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	833	532	8	302	680	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total
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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Deferred Taxes

Two years after establishing a full valuation allowance against its deferred tax assets, the Company reversed most of its valuation allowance on its deferred tax assets, which resulted in a tax benefit totaling approximately $6.4 million for the six month and three month periods ending June 30, 2013. The decision to reverse the valuation allowance was due to a change in management’s assessment of the near term realizability of the deferred tax assets. This change in assessment was the result of improved operating results, most notably six consecutive quarters of profitability beginning with the three months ended March 31, 2012. The profitability during these periods included core earnings. These improved results provided positive evidence of the Company’s potential to generate the future profits necessary to realize the benefits provided by its deferred tax assets in future periods. The Company maintained a valuation allowance of $200,000 related to its holding company net operating loss carryforward for state income taxes. Throughout the Company’s history, the holding company has consistently produced operating losses on a stand alone basis, and the realizability of this loss carryforward continues to remain in doubt. As of March 31, 2014, the gross deferred tax assets totaled approximately $7.2 million, while the deferred tax assets net of the remaining valuation allowance totaled approximately $7.0 million.

During the three months ended March 31, 2014, the Company recognized $345,000 of income tax expense. Of this amount, $318,000 was for Federal income taxes, and represented a direct reduction to the Company’s deferred tax asset related to its net operating loss carryforward. The deferred tax asset attributable to the Company’s net operating loss carryforward totaled approximately $3.2 million at December 31, 2013. Also during the three months ended March 31, 2014, the Company’s gross unrealized losses declined by approximately $507,000, which decreased the deferred tax asset related to unrealized available for sale securities losses by approximately $182,000.

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

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of March 31, 2014 and December 31, 2013.

 Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers problem loans with principal balances of $250,000 or greater individually for impairment. The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At March 31, 2014, substantially all impaired loans were evaluated based on the fair value of the collateral less estimated costs to sell. Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments. Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of an impaired loan is based on an observable market price of the loan the Company records the impaired loan as nonrecurring Level 2. When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated costs to sell the Company records the impaired loan as nonrecurring Level 3.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$29,390	$-	$29,390
Municipals	-	4,130	-	4,130
Other	-	4,075	2,055	6,130

Total assets at fair value	$-	$37,595	$2,055	$39,650

	December 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$29,869	$-	$29,869
Municipals	-	4,068	-	4,068
Other	-	4,049	1,836	5,885

Total assets at fair value	$-	$37,986	$1,836	$39,822

Investments in collateralized debt obligations and a single-issue trust preferred security comprise the Company’s Level 3 assets as shown above. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the three months ended

March 31, 2014 and 2013 (amounts in thousands):

	March 31, 2014	March 31, 2013

Beginning of Year Balance	$1,836	$1,401
Discount Accretion	2	2
Reduction in Unrealized Loss	217	166

Ending Balance	$2,055	$1,569

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2014 (amounts in thousands):

		Valuation
Security Type	Fair Value	Technique	Unobservable Input	Rates

Collateralized Debt Obligations	$1,555	Discounted cash flows	Discount rate	Approximately 10%
			Weighted default probability for deferring issuers	Approximately 60%
			Recovery rate on deferring issuers	10%	-	15%
			Default probability for current issuers	0.33%	-	20.00%
Trust Preferred Security	$500	Discounted cash flows	Discount rate	Approximately 4%

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

In addition to the collateralized debt obligations included in the table above, the Company owns a trust preferred security backed by a single issuer for which meaningful pricing data is not readily available. The security’s book value of $500,000 is assumed to equal its fair value. The discount rate shown for the security in the table above approximates the security’s yield at March 31, 2014.

There were no changes in unrealized gains and losses for Level 3 asssets which were recorded in earnings for either of the three month periods ended March 31, 2014 or March 31, 2013.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential	$-	$-	$1,844	$1,844
Multifamily	-	-	1,050	1,050
Commercial Real Estate	-	-	753	753
Construction and Land Development	-	-	699	699
Other Real Estate Owned
1 - 4 Residential	-	-	334	334
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$4,734	$4,734

	December 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Residential	$-	$-	$2,574	$2,574
Multifamily	-	-	1,050	1,050
Commercial Real Estate	-	-	753	753
Construction and Land Development	-	-	735	735
Other Real Estate Owned
Commercial Real Estate	-	-	585	585
Construction and Land Development	-	-	254	254

Total assets at fair value	$-	$-	$5,951	$5,951

Impaired loans that are measured at fair value had a recorded investment of $4,212,000 with a valuation allowance of $307,000 at March 31, 2014, resulting in an additional provision for loan losses of $177,000 for the three months ended March 31, 2014. These additional provisions included $34,000 for Construction and Land Development loans, $2,000 for 1 – 4 Family Residential loans, $136,000 for Multifamily loans, and $5,000 for Commercial Real Estate Loans. Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $4,970,000 with a valuation allowance of $ 216,000 at December 31, 2013, resulting in an additional provision for loan losses of $149,000 for the year ended December 31, 2013. These additional provisions included: $8,000 for Construction and Land Development loans, $132,000 for 1 – 4 Family Residential loans, and $9,000 for Multifamily loans.

Impaired loans that are measured at fair value for the three months ended March 31, 2013 had chargeoffs totaling $533,000, resulting in an additional provision for loan losses of $236,000. These additional provisions included $206,000 for Construction and Land Development loans and $30,000 for Commercial & Industrial loans.

Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $361,000, which is made up of the outstanding balance of $482,000, net of a valuation allowance of $121,000 at March 31, 2014. This valuation allowance included an impairment provision of $6,000 made during the three months ended March 31, 2014, all of which related to 1 – 4 Family Residential property. Other real estate owned measured at fair value less costs to sell had a net carrying amount of $780,000, which is made up of the outstanding balance of $1,014,000, net of a valuation allowance of $234,000, at December 31, 2013. This valuation allowance included $75,000 of impairment made during the year ended December 31, 2013. The breakdown of this impairment was as follows: $14,000 for construction and land development, and $61,000 for 1-4 Family Residential.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The Company did not make any impairment provisions for other real estate owned during the three months ended March 31, 2013. The Company had no chargeoffs of other real estate owned during the three months ended March 31, 2013.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014:

	Valuation Techniques	Unobservable Inputs	Range (years)
Impaired Loans

1 - 4 Family Residential	Sales comparison approach	Bank Owned Discount	10%	-	20%
Multifamily Residential		Appraisal Time Adjustment	0%	- <	1
Construction and Land Development			20%	-	1	-	2
			25%	-	2	-	3
			30%	- >	3

Commercial Real Estate	Sales comparison approach	Bank Owned Discount	10%	-	20%
		Appraisal Time Adjustment	0%	- <	1
			20%	-	1	-	2
			25%	-	2	-	3
			30%	- >	3
	Income approach	Capitalization Rate	8%	-	12%

Other Real Estate Owned

Commercial Office Properties	Sales comparison approach	Bank Owned Discount	10%	-	20%
		Appraisal Time Adjustment	0%	- <	1
			20%	-	1	-	2
			25%	-	2	-	3
			30%	- >	3
	Income approach	Capitalization Rate	8%	-	12%

Commercial Lots	Sales comparison approach	Bank Owned Discount	10%	-	20%
Residential 1 – 4 Family Lots		Appraisal Time Adjustment	0%	- <	1
Residential 1 – 4 Family Homes			20%	-	1	-	2
Residential 1 – 4 Under Construction			25%	-	2	-	3
Multifamily Residential			30%	- >	3

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	Fair Value Measurements at March 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$29,281	$29,281	$-	$-	$29,281
Available for sale investment securities	39,650	-	37,595	2,055	39,650
Federal Home Loan Bank Stock	3,257	N/A	N/A	N/A	N/A
Loans, net	333,145	-	-	329,830	329,830
Accrued interest receivable	1,135	-	114	1,021	1,135

Financial liabilities
Deposits	331,461	177,521	142,570	-	320,091
Short term borrowings	1,694	-	1,694	-	1,694
Advances from Federal Home Loan Bank	62,000	-	65,361	-	65,361
Junior subordinated debentures	10,310	-	-	4,869	4,869
Accrued interest payable	699	1	697	1	699

	Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,460	$28,460	$-	$-	$28,460
Available for sale investment securities	39,822	-	37,986	1,836	39,822
Federal Home Loan Bank Stock	3,629	N/A	N/A	N/A	N/A
Loans held for sale	271	-	271	-	271
Loans, net	325,865	-	-	315,917	315,917
Accrued interest receivable	1,122	-	113	1,009	1,122

Financial liabilities
Deposits	315,828	166,833	137,018	-	303,851
Short term borrowings	4,818		4,818		4,818
Advances from Federal Home Loan Bank	69,000	-	72,158	-	72,158
Junior subordinated debentures	10,310	-	-	4,826	4,826
Accrued interest payable	1,049	2	597	450	1,049

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013. Results of operations for the period ending March 31, 2014 are not necessarily indicative of the results to be attained for any other period.

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

o	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
o	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
o	changes in the requirements of regulatory agencies;
o	changes in accounting policies, rules and practices;
o	changes in technology or products may be more difficult or costly, or less effective than anticipated;
o	cybersecurity risk related to our dependence on internal security systems and the technology of outside service providers, as well as the potential impacts of third party security breaches;
o	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
o	ability to continue to weather the current economic downturn;
o	loss of consumer or investor confidence; and
o	other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Results of Operations

The Company’s net income for the three months ended March 31, 2014 was $643,000 or $0.09 per basic share, compared to net income of $1,006,000, or $.14 per basic share, for the three months ended March 31, 2013. The average number of basic shares outstanding for the three months ended March 31, 2014 was 7,085,818 compared to 7,070,375 for the three months ended March 31, 2013.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings. Net interest income was approximately $3.6 million for the three months ended March 31, 2014, compared to approximately $3.4 million for the three months ended March 31, 2013.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities. The increase in the Company’s net interest income for the three months ended March 31, 2014 compared to the same period of 2013 was due to increased interest income and decreased interest expense between the two periods. The increase in interest income related to interest income on loans and taxable investments. The decrease in interest expense was primarily driven by lower interest expense on time deposits. Interest expense on time deposits decreased between the two periods due to changes in both volume and rate, as the Company was able to lower its cost of funds on time deposits while changing its funding mix towards deposits with lower funding costs.

Average earning assets for the three months ended March 31, 2014 increased 1.2 percent to $383.7 million from the $379.1 million reported for the three months ended March 31, 2013. The increase was attributable to an increase of $6.5 million in average loans, partially offset by a $1.9 million decrease in average total investments, cash, and federal funds sold. The increase in average loans between the two periods was primarily due to moderate growth in the Company’s loan portfolio. The decrease in the Company’s average investments and federal funds sold was primarily due to sales of municipal securities during the final nine months of 2013 and paydowns on mortgage backed securities.

Average interest bearing liabilities for the three months ended March 31, 2014 decreased 5.7 percent to $330.3 million from the $350.3 million reported for the three months ended March 31, 2013. The decrease was attributable to a decrease of $25.9 million in average time deposits, partially offset by increases of $4.7 million and $1.2 million in average savings and transaction accounts and other borrowings, respectively. The decrease in average time deposits was attributable to decreases of $15.6 million and $10.3 million in retail and wholesale time deposits, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets
Cash and Federal funds sold	$11,636	$6	0.21%	$10,789	$6	0.22%
Investments – taxable	42,469	263	2.48	44,114	203	1.84
Investments - nontaxable	3,919	59	6.04	5,061	76	6.07

Total investments and federal funds sold	58,024	328	2.27	59,964	285	1.91

Loans (2)(3)	325,643	4,235	5.21	319,177	4,201	5.27

Total earning assets/interest income	383,667	4,563	4.77%	379,141	4,486	4.75%
Other assets	57,429			52,349

Total assets	$441,096			$431,490

Liabilities
Savings and transaction accounts	$118,937	177	0.60%	$114,274	138	0.48%
Time deposits	134,917	246	0.73	160,818	375	0.94
Other borrowings	66,152	444	2.69	64,922	466	2.88
Subordinated debt	10,310	45	1.77	10,310	46	1.81

Total interest bearing liabilities/interest expense	330,316	912	1.11%	350,324	1,025	1.17%

Non-interest bearing liabilities	67,717			46,401

Total liabilities	398,033			396,725

Equity	43,063			34,765

Total liabilities and equity	$441,096			$431,490

Net interest income/margin (4)		$3,651	3.81%		$3,461	3.65%

Net interest spread (5)			3.66%			3.58%

(1) Annualized

(2) Does not include nonaccruing loans.

(3) Income includes loan fees of $171,000 in 2014 and $164,000 in 2013.

(4) Net interest income divided by total earning assets.

(5) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended March 31, 2014 the average yield on earning assets was 4.77 percent, while the average cost of interest bearing liabilities was 1.11 percent. For the three months ended March 31, 2013 the average yield on earning assets was 4.75 percent and the average cost of interest-bearing liabilities was 1.17 percent. The moderate increase in the overall asset yield is primarily due to an increase in yields on taxable investments, which had yields of 2.48% and 1.84% for the three months ended March 31, 2014 and March 31, 2013, respectively. The increased yields on these investments was primarily due to significantly lower levels of prepayments on mortgage backed securities during the three months ended March 31, 2014. Prepayments on the Company’s mortgage backed securities totaled $644,000 and $2,517,000 during the three months ended March 31, 2014 and March 31, 2013, respectively. All mortgage backed securities in the Company’s investment portfolio were purchased at a premium, so slower prepayment speeds have the effect of increasing the interest income and yield on these investments. The decrease in the cost of average interest bearing liabilities was due to decreases in average rates paid on time deposits and other borrowings, slightly offset by increased rates paid on interest bearing savings and transaction accounts. The net interest margin was 3.81 percent and 3.65 percent for the three months ended March 31, 2014 and 2013, respectively. The increase in the net interest margin was attributable to an increase of $190,000 in net interest income, which was comprised of an increase in interest income of $77,000 and a decrease in interest expense of $113,000. The increase in interest income was primarily due to a $60,000 increase in interest income on taxable investments, while the interest expense reduction was primarily attributable to a $129,000 decrease in interest expense on time deposits.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income For the three months ended March 31, 2014 Versus three months ended March 31, 2013 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$-	$-	$-
Investments - taxable	(8)	68	60
Investments - non taxable	(17)	-	(17)

Total investments and federal funds sold	(25)	68	43

Net loans (2)(3)	84	(50)	34

Total interest income	59	18	77

Interest expense:

Savings and transaction accounts	5	34	39
Time deposits	(59)	(70)	(129)
Other borrowings	9	(31)	(22)
Subordinated debt	-	(1)	(1)

Total interest expense	(45)	(68)	(113)

Net interest income	$104	$86	$190

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Income includes loan fees of $171,000 in 2014 and $164,000 in 2013.
(3)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2014 was approximately $488,000, compared to approximately $589,000 for the three months ended March 31, 2013, a decrease of approximately $101,000. This was primarily due to decreases of approximately $83,000 and $22,000 in gains on sale of mortgage loans held for sale and service fees on deposit accounts, respectively. The decrease in the gain on sale of mortgage loans held for sale was reflective of the Company’s decision to keep nearly all of its mortgage loans originated during the three months ended March 31, 2014.

Noninterest expenses for the three months ended March 31, 2014 were $3,130,000, compared to $2,960,000 for the three months ended March 31, 2013, an increase of $170,000. The largest contributing factor to this increase was a $183,000 decrease in gains on sales of other real estate owned, which are accounted for as an offset to noninterest expense. Additionally, salaries and benefits increased by $80,000 due primarily to routine salary increases. Partially offsetting these increases were decreases of $51,000 and $54,000 related to software and insurance expenses, respectively. The decrease in software expense was primarily related to the Company’s conversion from an internal core processing function to an outsourced core processing vendor arrangement, while the decrease in insurance related to lower FDIC premiums.

Income Taxes

At June 30, 2013, as referenced in Note 7 to the Condensed Consolidated Financial Statements, the Company reversed the majority of its valuation allowance on its deferred tax assets. The net amount of the Company’s deferred tax assets totaled $7,020,000 at March 31, 2014. The Company’s income tax expense for the three months ended March 31, 2014 totaled $345,000, comprised of $318,000 for Federal income taxes and $27,000 for South Carolina income taxes. The Company’s income tax expense for the three months ended March 31, 2013 totaled $56,000, which was comprised entirely of South Carolina income taxes. During the first three months of 2013, the Company maintained a full valuation allowance on its deferred tax assets, as a result of which Federal income tax liabilities incurred during the quarter reduced the size of the deferred tax asset related to the net operating loss carryforward and its corresponding valuation allowance. Due to the valuation allowance reversal at June 30, 2013, Federal income tax liabilities generated during the three months ended March 31, 2014 were recognized as income tax expense, and represented a direct reduction to the Company’s deferred tax asset related to the Company’s net operating loss carryforward, as referenced in Note 7.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less certificates of deposit $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 78.2% of total deposits as of March 31, 2014. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. Available borrowings under this line totaled $43.3 million at March 31, 2014. The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce, and $10 million with Center State Bank. These accommodations may be withdrawn at any time at the sole discretion of these institutions. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window. The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $33.1 million at March 31, 2014.

Loans

Gross loans totaled approximately $339,291,000 and $331,906,000 at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the Company had $8.5 million of nonaccrual loans and $102,000 of loans 90 days delinquent and still accruing interest. Of these, $7.7 million are secured by real estate. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2013, the Company had $9.9 million of nonaccrual loans and no loans 90 days past due and still accruing interest. At March 31, 2013, the Company had $8.7 million of nonaccrual loans and $91,000 of loans 90 days past due and still accruing interest. The allowance for loan losses was 1.81 percent of loans as of March 31, 2014, compared to 1.82 percent as of December 31, 2013 and 2.41 percent as of March 31, 2013.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

For each of the three months ended March 31, 2014 and 2013, the Company recorded no loan loss provision. Net (chargeoffs) recoveries for the three months ended March 31, 2014 totaled approximately $105,000 and ($352,000), respectively. The need for future loan loss provisions will be influenced by loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, the level of loans with credit grades of 6 through 9, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions in our loan portfolio, potential repayment risk for floating and adjustable rate loans due to the potential for rising interest rates, risks posed by unseasoned loans durings periods of growth in the loan portfolio, and collateral values of impaired loans deemed to be collateral dependent. As referenced in Note 6, the Company’s other general reserves portion of its allowance for loan losses increased by $212,000 during the three months ended March 31, 2014, from $1,339,000 at December 31, 2013 to $1,551,000 at March 31, 2014. Other general reserves at March 31, 2014 and December 31, 2013 were comprised of the following risk factors:

(Dollars in Thousands)	March 31, 2014	December 31, 2013

Loan To Value Exposure	$885	$672
Floating and Adjustable Rate Exposure	662	665
Portfolio Growth Exposure	4	2
Total	$1,351	$1,339

As shown above, the increase in other general reserves during the three months ended March 31, 2014 was primarily attributable to reserves related to loan to value exposure, which increased by $213,000. This increase was the result of a methodology modification for loans with loan to value exposure that also carry interest only terms and have credit risk grades of 7 or below. The exposure from loans with these additional risk characteristics is now calculated at 2.5 times the base amount due to the additional risks posed by these characteristics. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of March 31, 2014.

For the three months ended March 31, 2014, net recoveries to average loans outstanding totaled 0.13% on an annualized basis while the allowance for loan losses to gross loans totaled 1.81% at March 31, 2014. For the three months ended March 31, 2013, net chargeoffs to average loans outstanding totaled 0.43% on an annualized basis while the allowance for loan losses to gross loans totaled 2.41% at March 31, 2013.

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At March 31, 2014 potential problem loans totaled $14.0 million. The Company’s potential problem loans were comprised of $2.1 million of construction and land development real estate loans, $7.2 million of nonfarm, nonresidential real estate loans, $3.6 million of 1-4 family mortgage loans, $348,000 of multifamily real estate loans, and $791,000 of various loan types not secured by real estate, primarily commercial and industrial loans. At March 31, 2013 potential problem loans totaled $14.6 million. The Company’s potential problem loans were comprised of $2.4 million of construction and land development real estate loans, $5.3 million of nonfarm, nonresidential real estate loans, $4.7 million of 1-4 family mortgage loans, $374,000 of multifamily real estate loans, and $1.8 million of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Other Real Estate Owned

Other real estate owned totaled approximately $4.3 million as of March 31, 2014, $5.2 million at December 31, 2013, and $6.8 million as of March 31, 2013, net of a valuation reserve. Sales of other real estate owned totaled approximately $1.1 million and $3.5 million for the three months ended March 31, 2014, and 2013, respectively. The Company generated loans to facilitate the sales of other real estate owned totaling $260,000 and $730,000 during the three months ended March 31, 2014 and March 31, 2013, respectively. Impairment charges on other real estate owned totaled $6,000 and $0 for the three months ended March 31, 2014, and 2013, respectively.

Deposits

Deposits increased $15.6 million during the first three months of 2014 to $331.5 million at March 31, 2014. Included in this amount were increases of $11.0 million in noninterest bearing deposits and $4.6 million in interest bearing accounts. The increase in interest bearing deposits was due to an increase of $5.5 million in time deposits, offset by a $904,000 decrease in interest bearing transaction accounts. The growth in time deposits was attributable to an $11.0 million increase in brokered and wholesale time deposits which was partially offset by a $5.5 million decrease in retail time deposits. Brokered and wholesale time deposits totaled $12.3 million and $1.2 million at March 31, 2014 and December 31, 2013, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at March 31, 2014 and December 31, 2013 are summarized as follows:

March 31, 2014
(Dollars in Thousands)
Maturity	Rate	Balance

March 2016	2.04%	$10,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$62,000
December 31, 2013
(Dollars in Thousands)
Maturity	Rate	Balance

February 2014	0.36%	$7,000
March 2016	2.04%	10,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$69,000

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"), a non-consolidated subsidiary of the Company, issued and sold a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities. The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets. The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. The Company had the right to redeem the Capital Securities in whole or in part, on or after September 30, 2010. See Note 11 to the consolidated financial statements for the year ended December 31, 2013, and the information set forth in Exhibit 13 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures” filed with our Form 10-K/A for the year ended December 31, 2013, for more information about the terms of the junior subordinated debentures.

Capital Resources

The Company’s total shareholders’ equity increased by approximately $1.0 million during the first three months of 2014, primarily due to net income of $643,000, other comprehensive income of $325,000, and proceeds from stock issuances of approximately $21,000 pursuant to our Employee Stock Purchase Plan. The Company’s Tier 1 capital to average assets ratio was 11.19 percent as of March 31, 2014 compared to 11.10 percent as of December 31, 2013.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank. As of March 31, 2014, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$48,889	15.36%	$31,836	10.00%	$25,469	8.00%
Tier 1 capital (to risk-weighted assets)	44,881	14.10%	19,102	6.00%	12,734	4.00%
Tier 1 capital (to average assets)	44,881	10.42%	21,528	5.00%	17,776	4.00%

The Company
Total capital (to risk-weighted assets)	53,699	16.57%	N/A	N/A	25,931	8.00%
Tier 1 capital (to risk-weighted assets)	49,724	15.34%	N/A	N/A	12,965	4.00%
Tier 1 capital (to average assets)	49,724	11.19%	N/A	N/A	17,776	4.00%

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At March 31, 2014, the Company had issued commitments to extend credit of approximately $26.4 million and letters of credit of approximately $143,000 through various types of commercial lending arrangements. Approximately $15.3 million of these commitments to extend credit had variable rates.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk – (continued)

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2014.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$306	$672	$6,159	$7,137	$19,252	$26,389
Standby letters of credit	-	5	138	143	-	143

Totals	$306	$677	$6,297	$7,280	$19,252	$26,532

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 24, 2014. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 6. Exhibits

31-1	Rule 13a-14(a) Certifications of CEO

31-2	Rule 13a-14(a) Certifications of CFO

32	1350 Certification

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 13, 2014	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date:May 13, 2014	By:	/s/ William C. Heslop
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