Form 10-Q
period 2014-06-30
SOUTHCOAST FINANCIAL CORP
filed 2014-08-08
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

7,093,132 shares of common stock, no par value, as of July 31, 2014

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$28,539	$28,460
Federal funds sold	2,515	-
Total cash and cash equivalents	31,054	28,460

Investment securities
Available for sale	39,279	39,822
Federal Home Loan Bank Stock, at cost	3,505	3,629

Loans held for sale	-	271

Loans, net of allowance of $6,037 and $6,041	343,509	325,865

Premises and equipment, net	20,780	21,150
Other real estate owned, net	4,914	5,249
Company owned life insurance	12,821	12,658
Deferred tax asset, net	6,552	7,516
Other assets	2,554	2,764

Total assets	$464,968	$447,384

Liabilities
Deposits
Noninterest-bearing	$54,222	$41,295
Interest-bearing	280,248	274,533

Total deposits	334,470	315,828

Federal funds purchased	-	3,115
Securities sold under agreements to repurchase	1,911	1,703
Federal Home Loan Bank Borrowings	69,000	69,000
Junior subordinated debentures	10,310	10,310
Other liabilities	4,664	4,859

Total liabilities	420,355	404,815

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 7,089,902 shares issued and outstanding at June 30, 2014 and 7,082,062 at December 31, 2013)	54,596	54,544
Accumulated deficit	(8,585)	(9,937)
Accumulated other comprehensive loss	(1,398)	(2,038)

Total shareholders’ equity	44,613	42,569

Total liabilities and shareholders’ equity	$464,968	$447,384

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30
	2014	2013
Interest income
Loans, including fees	$8,417	$8,362
Taxable securities	503	397
Tax exempt securities	76	94
Cash and federal funds sold	16	13

Total interest income	9,012	8,866

Interest expense
Deposits and borrowings	1,809	1,960

Net interest income	7,203	6,906
Provision for loan losses	-	-

Net interest income after provision for loan losses	7,203	6,906

Noninterest income
Service fees on deposit accounts	738	750
Gains on loans held for sale	21	171
Gain on sales of available for sale securities	109	105
Company owned life insurance earnings	163	177
Other	87	77
Total noninterest income	1,118	1,280

Noninterest expenses
Salaries and employment benefits	3,449	3,555
Occupancy	585	666
Furniture and equipment	843	792
Software	43	132
Insurance	300	395
Professional fees	376	416
Telephone, postage, and supplies	168	182
Gain on sale of other real estate owned	(156)	(314)
Other real estate owned rental income, impairment provision, and other expenses	61	78
Other operating expenses	576	606
Total noninterest expenses	6,245	6,508

Income before income taxes	2,076	1,678

Income tax expense (benefit)	724	(6,363)

Net income	$1,352	$8,041

Basic net income per common share	$.19	$1.14

Diluted net income per common share	$.19	$1.14

Weighted average shares outstanding
Basic	7,087,860	7,072,956
Diluted	7,087,860	7,072,956

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,
	2014	2013
Interest income
Loans, including fees	$4,182	$4,161
Taxable securities	240	194
Tax exempt securities	38	45
Cash and federal funds sold	10	7

Total interest income	4,470	4,407

Interest expense
Deposits and borrowings	897	934

Net interest income	3,573	3,473
Provision for loan losses	-	-

Net interest income after provision for loan losses	3,573	3,473

Noninterest income
Service fees on deposit accounts	383	373
Gains on mortgage loans held for sale	15	82
Gains on sales of available for sale securities	109	105
Company owned life insurance earnings	82	89
Other	41	42
Total noninterest income	630	691

Noninterest expenses
Salaries and employment benefits	1,690	1,876
Occupancy	289	321
Furniture and equipment	420	384
Software	22	60
Insurance	155	196
Professional fees	184	258
Telephone, postage, and supplies	85	89
Gain on sale of other real estate owned	(51)	(26)
Other real estate owned rental income, impairment provision, and other expenses	23	74
Other operating expenses	298	316

Total noninterest expenses	3,115	3,548

Income before income taxes	1,088	616
Income tax expense (benefit)	379	(6,419)

Net income	$709	$7,035

Basic net income per common share	$.10	$.99

Diluted net income per common share	$.10	$.99

Weighted average shares outstanding
Basic	7,089,902	7,074,210

Diluted	7,089,902	7,074,210

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2014	2013
Net Income	$1,352	$8,041

Other comprehensive loss:
Unrealized gains/losses on available for sale securities	1,109	(1,453)
Tax effect	(399)	563
Reclassification of gains included in net income	(109)	(105)
Tax effect	39	38
Total other comprehensive income (loss)	640	(957)

Comprehensive income	$1,992	$7,084

	For the Three Months Ended June 30,
	2014	2013
Net Income	$709	$7,035

Other comprehensive income (loss):
Unrealized gains/losses on available for sale securities	602	(1,405)
Tax effect	(217)	506
Reclassification of gains included in net income	(109)	(105)
Tax effect	39	37
Total other comprehensive income (loss)	315	(967)

Comprehensive income	$1,024	$6,068

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity

For the six months ended June 30, 2014 and 2013

(Unaudited)

(Dollars in thousands)			Accumulated Deficit	Accumulated Other
	Common Stock			Comprehensive	Total
	Shares	Amount		Loss

Balance, January 1, 2013	7,065,515	$54,437	$(19,002)	$(1,171)	$34,264

Comprehensive income			8,041	(957)	7,084

Employee stock purchase plan	8,695	63	-	-	63

Balance, June 30, 2013	7,074,210	$54,500	$(10,961)	$(2,128)	$41,411

Balance, January 1, 2014	7,082,062	$54,544	$(9,937)	$(2,038)	$42,569

Comprehensive income			1,352	640	1,992

Employee stock purchase plan	7,840	52	-	-	52

Balance, June 30, 2014	7,089,902	$54,596	$(8,585)	$(1,398)	$44,613

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	For the Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$1,352	$8,041
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in deferred income taxes	604	(6,783)
Depreciation and amortization	447	413
Discount accretion and premium amortization	68	184
Gain on sales of available for sale securities	(109)	(105)
Gain on sale of other real estate owned	(156)	(314)
Change in deferred gain on sale of other real estate owned	51	(63)
Impairment charges on other real estate owned	6	4
Originations of loans held for sale	(825)	(10,898)
Proceeds from sales of loans held for sale	1,116	10,555
Gain on sale of mortgage loans held for sale	(21)	(171)
Company owned life insurance earnings	(163)	(177)
Decrease in other assets	210	476
Increase (decrease) in other liabilities	(195)	407
Net cash provided by operating activities	2,385	1,569

Investing activities
Calls, maturities, and paydowns of investment securities available-for-sale	1,356	5,747
Purchases of investment securities available-for-sale	(3,000)	(8,485)
Sales of investment securities available-for-sale	3,228	8,310
Purchases of Federal Home Loan Bank stock	(518)	(178)
Sales of Federal Home Loan Bank stock	642	382
Net increase in loans	(18,029)	(339)
Purchases of premises and equipment	(76)	(216)
Proceeds from sales of other real estate owned	833	2,908
Capital expenditures related to other real estate owned	(14)	(99)
Net cash provided (used) by investing activities	(15,578)	8,030

Financing activities
Net increase in deposits	18,642	5,154
Decrease in federal funds purchased	(3,115)	(4,570)
Increase (decrease) in securities sold under agreements to repurchase	208	(15)
Decrease in Federal Home Loan Bank Borrowings	-	(2,000)
Net proceeds from issuances of stock	52	63
Net cash provided (used) by financing activities	15,787	(1,368)

Increase in cash and cash equivalents	2,594	8,231
Cash and cash equivalents, beginning of period	28,460	21,984
Cash and cash equivalents, end of period	$31,054	$30,215

Cash paid for:
Interest	$2,043	$1,356
Income Taxes	104	133
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$646	$317
Change in unrealized losses on available-for-sale securities	(1,000)	1,559
Loans to finance sales of other real estate owned	260	2,086

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

Note 4 – Recently Issued Accounting Standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2019-09”).  ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective prospectively, for annual and interim periods, beginning after December 15, 2016. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	June 30, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
U.S. Treauries	$3,000	$-	$-	$3,000
Mortgage backed
Government sponsored enterprises	26,338	-	516	25,822
Municipal securities	3,921	262	-	4,183
Other	8,204	11	1,941	6,274

Total	$41,463	$273	$2,457	$39,279

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair Value
Mortgage backed
Government sponsored enterprises	$30,889	$80	$1,100	$29,869
Municipal securities	3,918	150	-	4,068
Other	8,199	-	2,314	5,885

Total	$43,006	$230	$3,414	$39,822

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

Available for Sale

(Amounts in thousands)	June 30, 2014
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$20,174	$500	$5,648	$16	$25,822	$516
Other	-	-	1,762	1,941	1,762	1,941

Total	$20,174	$500	$7,410	$1,957	$27,584	$2,457

	December 31, 2013
	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$26,394	$1,100	$-	$-	$26,394	$1,100
Other	3,948	52	1,437	2,262	5,385	2,314

Total	$30,342	$1,152	$1,437	$2,262	$31,779	$3,414

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $1,957,000, or 80% of unrealized losses, and $2,262,000, or 66% of unrealized losses, at June 30, 2014 and December 31, 2013, respectively. These unrealized losses for both periods were comprised of three securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

The unrealized loss attributable to “Other” securities primarily relates to valuations on two individual collateralized debt obligations. The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities. These securities are considered Level 3 securities in the fair value hierarchy as they both trade in less than liquid markets.

One of the Company’s collateralized debt obligations with an amortized cost of approximately $1,818,000 and fair value of approximately $1,273,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1,736,000 and fair value of approximately $387,000 is receiving payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Future interest payments are accrued on these larger principal balances. The Company has discontinued the accrual of interest on this security due to its payment-in-kind status.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At June 30, 2014, there was $245,613,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at June 30, 2014.

(Amounts in thousands)

Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$180,201	128.00%	138.12%
B	39,904	115.00%	113.08%
C	47,547	106.20%	92.79%
D	27,129	100.30%	84.00%
Income Notes	18,000	N/A	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of June 30, 2014 predicts the Company will resume receipt of its contractual principal and interest payments prior to the end of 2014, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying issuers. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $863,000 for the security (Security B in the table below) at June 30, 2014.

The following table provides certain relevant details on each of our collateralized debt obligations as of June 30, 2014, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

June 30, 2014
(Amounts in thousands)
	Security A	Security B

Book Value	$1,818	$1,736
Fair Value	$1,273	$387
Unrealized Loss	$545	$1,349
Number of underlying financial institution issuers	47	40
Number of deferrals and defaults	11	12
Additional expected deferrals/ defaults*	N/A	0/0
Excess Subordination as a percentage of performing collateral^	21.13%	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The amortized costs and fair values of investment securities available for sale at June 30, 2014 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Due within one year	$3,000	$3,000
Due after five but within ten years	2,330	2,472
Due after ten years	5,645	3,872
Mortgage backed	26,338	25,822
Equity securities with no maturity	4,150	4,113

Total investment securities available-for-sale	$41,463	$39,279

Investment securities with an aggregate amortized cost of $25,814,000 and estimated fair value of $25,395,000 at June 30, 2014, were pledged to secure public deposits and for other purposes, as required or permitted by law. Investment securities with an aggregate amortized cost of $19,321,000 and estimated fair value of $18,852,000 at December 31, 2013, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $2,720,000 and estimated fair value of $2,667,000 at June 30, 2014, were pledged to secure securities sold under agreements to repurchase. Investment securities with an aggregate amortized cost of $2,827,000 and estimated fair value of $2,716,000 at December 31, 2013, were pledged to secure securities sold under agreements to repurchase.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	June 30,	December 31,
	2014	2013
Real estate secured loans:
Residential 1-4 Family	$204,345	$188,406
Multifamily	6,281	4,828
Commercial	84,879	79,963
Construction and land development	29,633	34,232

Total real estate secured loans	325,138	307,429
Commercial and industrial	21,764	22,208
Consumer	2,176	1,960
Other	468	309

Total gross loans	349,546	331,906
Allowance for loan losses	(6,037)	(6,041)

	$343,509	$325,865

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of June 30, 2014 and December 31, 2013 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category

As of June 30, 2014 and December 31, 2013

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2014	2013	2014	2013	2014	2013	2014	2013
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	94,307	80,732	728	592	14,930	13,356	11,015	10,238
4	52,011	49,414	1,801	2,017	30,971	27,956	7,532	9,159
5	49,994	49,204	2,418	884	29,694	27,981	8,495	11,156
6	1,240	925	-	-	1,390	1,842	557	676
7	5,880	7,387	1,334	1,335	7,894	8,128	2,034	2,312
8	913	744	-	-	-	700	-	691
9	-	-	-	-	-	-	-	-

Total	$204,345	$188,406	$6,281	$4,828	$84,879	$79,963	$29,633	$34,232

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Grade
1	$1,986	$1,971	$422	$426	$-	$60	$2,408	$2,457
2	-	-	-	-	-	-	-	-
3	1,802	1,228	448	269	96	-	123,326	106,415
4	5,979	6,680	181	224	312	204	98,787	95,654
5	10,365	9,777	1,020	954	60	45	102,046	100,001
6	172	860	-	-	-	-	3,359	4,303
7	1,460	1,692	105	87	-	-	18,707	20,941
8	-	-	-	-	-	-	913	2,135
9	-	-	-	-	-	-	-	-

Total	$21,764	$22,208	$2,176	$1,960	$468	$309	$349,546	$331,906

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)

Past Due Loans

For the Periods Ended June 30, 2014 and December 31, 2013

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$3,775	$807	$2,768	$7,350	$196,995	$204,345	$102
Multifamily Residential	-	348	986	1,334	4,947	6,281	-
Commercial Real Estate	1,965	346	50	2,361	82,518	84,879	-
Construction and Land Development	-	60	297	357	29,276	29,633	-
Non Real Estate Secured							-
Commercial and Industrial	279	-	232	511	21,253	21,764	-
Consumer and Other	14	12	3	29	2,615	2,644	-

Total	$6,033	$1,573	$4,336	$11,942	$337,604	$349,546	$102

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$736	$538	$2,310	$3,584	$184,822	$188,406	$-
Multifamily Residential	349	-	986	1,335	3,493	4,828	-
Commercial Real Estate	1,330	-	877	2,207	77,756	79,963	-
Construction and Land Development	-	21	859	880	33,352	34,232	-
Non Real Estate Secured							-
Commercial and Industrial	461	-	171	632	21,576	22,208	-
Consumer and Other	53	12	19	84	2,185	2,269	-

Total	$2,929	$571	$5,222	$8,722	$323,184	$331,906	$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)

	June 30, 2014	December 31, 2013

1-4 Family Residential	$3,663	$4,624
Multifamily Residential	986	986
Commercial Real Estate	1,701	2,590
Construction and Land Development	296	860
Commercial and Industrial	813	775
Consumer and Other	45	19

Total	$7,504	$9,854

At June 30, 2014 and December 31, 2013, nonaccrual loans totaled $7.5 million and $9.9 million, respectively. The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $608,000 and $618,000 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $7.8 million and $10.3 million, respectively. The recorded investment in impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $6.3 million and $7.9 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013, there were $102,000 and $0 in loans over ninety days past due and still accruing interest, respectively.

At June 30, 2014 and December 31, 2013, all TDRs, including those on nonaccrual status, totaled $3.5 million and $4.6 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms during the first and second quarters of 2014 totaled approximately $9,000; actual interest income recognized on these loans according to the restructured terms totaled $6,000. The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2013 totaled approximately $27,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $27,000. During the quarter ended June 30, 2014, no loans had their original loan terms restructured, and one loan totaling $226,000 that had previously had its original term restructured went into nonaccrual. During the same period, there were no loans that had their original terms restructured that paid off, and no amounts related to TDRs were charged off. During the quarter ended June 30, 2014, there were four TDR’s initiated in the preceding twelve months which have subsequently defaulted. Three of these TDR’s are 1-4 Family Residential loans with impaired balances totaling $525,000 at June 30, 2014. The fourth is secured by commercial and industrial property and had an impaired balance of $111,000 at June 30, 2014. The Company defines subsequent defaults on TDRs to be TDRs with delinquencies of thirty or more days that occurred susbsequent to the date of the restructure. TDRs did not have a material effect on the allowance for loan losses as of June 30, 2014 or December 31, 2013. Additionally, the Company had no commitments to extend additional credit on its TDRs at June 30, 2014 or December 31, 2013.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

	June 30, 2014	June 30, 2013

Balance, beginning of year	$6,041	$8,159
Provision for loan losses	-	-
Net (charge offs) recoveries	(4)	(732)

Balance, end of quarter	$6,037	$7,427

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Six Months Ended June 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,829	$(52)	$9	$(506)	$1,143	$137	$1,280
Multifamily Residential	58	-	-	139	48	149	197
Commercial Real Estate	1,031	(106)	-	171	1,096	-	1,096
Construction and Land Development	585	(56)	18	86	633	-	633
Non Real Estate Secured
Commercial and Industrial	690	(42)	181	(116)	712	1	713
Consumer and Other	24	(1)	45	(47)	21	-	21
Other
Other General Reserves	1,339	-	-	112	1,451	-	1,451
Unallocated	485	-	-	161	646	-	646
Total	$6,041	$(257)	$253	$-	$5,750	$287	$6,037

	For the Six Months Ended June 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,312	$(262)	$213	$(214)	$1,722	$327	$2,049
Multifamily Residential	39	-	-	25	64	-	64
Commercial Real Estate	1,264	-	-	(85)	762	417	1,179
Construction and Land Development	606	(533)	3	1,115	866	325	1,191
Non Real Estate Secured
Commercial and Industrial	1,324	(181)	6	(315)	834	-	834
Consumer and Other	55	(44)	66	(55)	22	-	22
Other
Other General Reserves	1,939	-	-	(518)	1,421	-	1,421
Unallocated	620	-	-	47	667	-	667
Total	$8,159	$(1,020)	$288	$-	$6,358	$1,069	$7,427

 SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended June 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,509	$(52)	$-	$(177)	$1,143	$137	$1,280
Multifamily Residential	186	-	-	11	48	149	197
Commercial Real Estate	1,014	(106)	-	188	1,096	-	1,096
Construction and Land Development	521	(56)	18	150	633	-	633
Non Real Estate Secured
Commercial and Industrial	769	-	87	(143)	712	1	713
Consumer and Other	34	(1)	1	(13)	21	-	21
Other
Other General Reserves	1,551	-	-	(100)	1,451	-	1,451
Unallocated	562	-	-	84	646	-	646
Total	$6,146	$(215)	$106	$-	$5,750	$287	$6,037

	For the Three Months Ended June 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$2,215	$(169)	$2	$1	$1,722	$327	$2,049
Multifamily Residential	65	-	-	(1)	64	-	64
Commercial Real Estate	1,482	-	-	(303)	762	417	1,179
Construction and Land Development	1,116	-	1	74	866	325	1,191
Non Real Estate Secured
Commercial and Industrial	957	(173)	3	47	834	-	834
Consumer and Other	20	(44)	-	46	22	-	22
Other
Other General Reserves	1,492	-	-	(71)	1,421	-	1,421
Unallocated	460	-	-	207	667	-	667
Total	$7,807	$(386)	$6	$-	$6,358	$1,069	$7,427

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Year Ended December 31, 2013
	Beginning	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
	Balance
					General	Specific	Total
					Reserves	Reserves
Real Estate Secured
1-4 Family Residential	$2,312	$(388)	$499	$(594)	$1,630	$199	$1,829
Multi Family Residential	39	-	1	18	49	9	58
Commercial Real Estate	1,264	(423)	3	187	1,031	-	1,031
Construction and Land Development	606	(972)	32	919	577	8	585
Non Real Estate Secured
Commercial and Industrial	1,324	(1,263)	13	616	690	-	690
Consumer and Other	55	(86)	66	(11)	24	-	24
Other
Other General Reserves	1,939	-	-	(600)	1,339	-	1,339
Unallocated	620	-	-	(135)	485	-	485
Total	$8,159	$(3,132)	$614	$400	$5,825	$216	$6,041

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of June 30, 2014 and December 31, 2013.

Loans Receivable:	As of June 30, 2014

(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,894	$201,451	$204,345
Multifamily Residential	986	5,295	6,281
Commercial Real Estate	1,816	83,063	84,879
Construction and Land Development	-	29,633	29,633
Non Real Estate Secured
Commercial and Industrial	571	21,193	21,764
Consumer and Other	-	2,644	2,644
Total	$6,267	$343,279	$349,546

Loans Receivable:	As of December 31, 2013
	Individually	Collectively
	evaluated	evaluated	Total
(Dollars in thousands)	for impairment	for impairment
Real Estate Secured
1-4 Family Residential	$3,196	$185,210	$188,406
Multifamily Residential	986	3,842	4,828
Commercial Real Estate	2,585	77,378	79,963
Construction and Land Development	691	33,541	34,232
Non Real Estate Secured
Commercial and Industrial	479	21,729	22,208
Consumer and Other	-	2,269	2,269
Total	$7,937	$323,969	$331,906

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

Impaired Loans

For the Six Months ended June 30, 2014

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,919	$1,837	$-	$82	$1,833	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,816	1,816	-	-	1,851	6
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	460	460	-	-	470	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$1,178	$1,057	$137	$121	$1,059	$-
Multifamily Residential	986	986	149	-	986	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	111	111	1	-	114	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$3,097	$2,894	$137	$203	$2,892	$-
Multifamily Residential	986	986	149	-	986	-
Commercial Real Estate	1,816	1816	-	-	1,851	6
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	571	571	1	-	584	-
Consumer and Other	-	-	-	-	-	-

Total	$6,470	$6,267	$287	$203	$6,313	$6

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans

For the Six Months ended June 30, 2013

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$2,051	$1,726	$-	$325	$1,757	$7
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	172	172	-	-	173	6
Construction and Land Development	895	-	-	533	657	-
Commercial and Industrial	-	362	-	-	-	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$2,006	$2,006	$327	$-	$2,023	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,510	1,510	417	-	1,521	-
Construction and Land Development	1,272	1,272	325	-	1,288	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$4,057	$3,732	$327	$325	$3,780	$7
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,682	1,682	417	-	1,694	6
Construction and Land Development	2,167	1,634	325	533	-	-
Commercial and Industrial	-	-	-	-	1,945	-
Consumer and Other	-	-	-	-	-	-

Total	$7,906	$7,048	$1,069	$858	$7,419	$13

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans – (continued)

Impaired Loans

For the Three Months Ended June 30, 2014

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,919	$1,837	$-	$82	$1,807	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,816	1,816	-	-	1,834	3
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	460	460	-	-	465	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$1,178	$1,057	$137	$121	$1,058	$-
Multifamily Residential	986	986	149	-	986	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	111	111	1	-	113	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$3,097	$2,894	$137	$203	$2,865	$-
Multifamily Residential	986	986	149	-	986	-
Commercial Real Estate	1,816	1816	-	-	1,834	3
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	571	571	1	-	578	-
Consumer and Other	-	-	-	-	-	-

Total	$6,470	$6,267	$287	$203	$6,263	$3

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Deferred Taxes

Two years after establishing a full valuation allowance against its deferred tax assets, the Company reversed most of its valuation allowance on its deferred tax assets, which resulted in a tax benefit totaling approximately $6.4 million for the six month and three month periods ending June 30, 2013. The decision to reverse the valuation allowance was due to a change in management’s assessment of the near term realizability of the deferred tax assets. This change in assessment was the result of improved operating results, most notably six consecutive quarters of profitability beginning with the three months ended March 31, 2012. The profitability during these periods included core earnings. These improved results provided positive evidence of the Company’s potential to generate the future profits necessary to realize the benefits provided by its deferred tax assets in future periods. The Company maintained a valuation allowance of $200,000 related to its holding company net operating loss carryforward for state income taxes. Throughout the Company’s history, the holding company has consistently produced operating losses on a stand alone basis, and the realizability of this loss carryforward continues to remain in doubt. As of June 30, 2014, the gross deferred tax assets totaled approximately $6.8 million, while the deferred tax assets net of the remaining valuation allowance totaled approximately $6.6 million.

During the six months and three months ended June 30, 2014, the Company recognized $724,000 and $379,000, respectively, of income tax expense. Of these amounts, $657,000 and $339,000 was for Federal income taxes, and represented a direct reduction to the Company’s deferred tax asset related to its net operating loss carryforward. The deferred tax asset attributable to the Company’s net operating loss carryforward totaled approximately $3.2 million at December 31, 2013. Also during the six months and three months ended June 30, 2014, the Company’s gross unrealized losses declined by approximately $1,109,000 and $602,000, respectively, which decreased the deferred tax asset related to unrealized available for sale securities losses by approximately $399,000 and $217,000, respectively.

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

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of June 30, 2014 and December 31, 2013.

 Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers problem loans with principal balances of $250,000 or greater individually for impairment. The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At June 30, 2014, all impaired loans deemed collateral dependent were evaluated based on the fair value of the collateral less estimated costs to sell. Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values equal to or exceeding their recorded investments. Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of an impaired loan is based on an observable market price of the loan the Company records the impaired loan as nonrecurring Level 2. When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated costs to sell the Company records the impaired loan as nonrecurring Level 3.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
U.S. Treasuries	$3,000	$-	$-	$3,000
Mortgage backed Government sponsored enterprises	-	25,822	-	$25,822
Municipals	-	4,183	-	4,183
Other	-	4,114	2,160	6,274

Total assets at fair value	$3,000	$34,119	$2,160	$39,279

	December 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed Government sponsored enterprises	$-	$29,869	$-	$29,869
Municipals	-	4,068	-	4,068
Other	-	4,049	1,836	5,885

Total assets at fair value	$-	$37,986	$1,836	$39,822

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the six months ended June 30, 2014 and 2013 (amounts in thousands):

	June 30, 2014	June 30, 2013

Beginning of Year Balance	$1,836	$1,401
Discount Accretion	5	4
Reduction in Unrealized Loss	319	270

Ending Balance	$2,160	$1,675

The following table presents quantitative information about Level 3 fair value measurements at June 30, 2014 (amounts in thousands):

Security Type	Fair Value	ValuationTechnique	Unobservable Input	Rates

Collateralized Debt Obligations	$1,660	Discounted cash flows	Discount rate	Approximately 10%
			Weighted default probability for deferring issuers	Approximately 60%
			Recovery rate on deferring issuers	10% - 15%
			Default probability for current issuers	0.33% - 20.00%

Trust Preferred Security	$500	Discounted cash flows	Discount rate	Approximately 4%

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

In addition to the collateralized debt obligations included in the table above, the Company owns a trust preferred security backed by a single issuer for which meaningful pricing data is not readily available. The security’s book value of $500,000 is assumed to equal its fair value. The discount rate shown for the security in the table above approximates the security’s yield at June 30, 2014.

There were no changes in unrealized gains and losses for Level 3 asssets which were recorded in earnings for either of the six month periods ended June 30, 2014 or June 30, 2013.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$2,018	$2,018
Multifamily	-	-	900	900
Commercial & Industrial	-	-	110	110
Other Real Estate Owned
1 - 4 Family Residential	-	-	334	334
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$4,115	$4,115

	December 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$2,574	$2,574
Multifamily	-	-	1,050	1,050
Commercial Real Estate	-	-	753	753
Construction and Land Development	-	-	735	735
Other Real Estate Owned
Commercial Real Estate	-	-	585	585
Construction and Land Development	-	-	254	254

Total assets at fair value	$-	$-	$5,951	$5,951

Impaired loans that are measured at fair value had a recorded investment of $3,110,000 with a valuation allowance of $287,000 at June 30, 2014, resulting in an additional provision for loan losses of $207,000 for the six months ended June 30, 2014. These additional provisions included $1,000 for Commercial and Industrial loans, $67,000 for 1 – 4 Family Residential loans, and $139,000 for Multifamily loans. The additional provision for loan losses for the three months ended June 30, 2014 totaled $71,000. These additional provisions included $1,000 for Commercial and Industrial loans, $67,000 for 1 – 4 Family Residential loans,and $3,000 was for Multifamily loans.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $361,000, which is made up of the outstanding balance of $482,000, net of a valuation allowance of $121,000 at June 30, 2014. This valuation allowance included an impairment provision of $6,000 made during the six months ended June 30, 2014, all of which related to 1 – 4 Family Residential property. There was no impairment provision made for the three months ending June 30, 2014. Other real estate owned measured at fair value less costs to sell had a net carrying amount of $780,000, which is made up of the outstanding balance of $1,014,000, net of a valuation allowance of $234,000, at December 31, 2013. This valuation allowance included $75,000 of impairment made during the year ended December 31, 2013. The breakdown of this impairment was as follows: $14,000 for construction and land development, and $61,000 for 1-4 Family Residential.

Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $952,000, which is made up of the outstanding balance of $1,187,000, net of a valuation allowance of $235,000 at June 30, 2013. This valuation allowance included $4,000 of impairment provision made during the six months ended June 30, 2013, all of which related to 1-4 Family Residential property. This $4,000 provision was made during the three months ending June 30, 2013.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	Fair Value Measurements at June 30, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,054	$31,054	$-	$-	$31,054
Available for sale investment securities	39,279	-	37,119	2,160	39,279
Federal Home Loan Bank Stock	3,505	N/A	N/A	N/A	N/A
Loans, net	343,509	-	-	340,281	340,281
Accrued interest receivable	1,165	-	100	1,065	1,165

Financial liabilities
Deposits	334,470	-	306,802	-	306,802
Short term borrowings	1,911	-	1,911	-	1,911
Advances from Federal Home Loan Bank	69,000	-	72,713	-	72,713
Junior subordinated debentures	10,310	-	-	4,901	4,901
Accrued interest payable	815	-	814	1	815

	Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,460	$28,460	$-	$-	$28,460
Available for sale investment securities	39,822	-	37,986	1,836	39,822
Federal Home Loan Bank Stock	3,629	N/A	N/A	N/A	N/A
Loans held for sale	271	-	271	-	271
Loans, net	325,865	-	-	315,917	315,917
Accrued interest receivable	1,122	-	113	1,009	1,122

Financial liabilities
Deposits	315,828	-	303,851	-	303,851
Short term borrowings	4,818		4,818	-	4,818
Advances from Federal Home Loan Bank	69,000	-	72,158	-	72,158
Junior subordinated debentures	10,310	-	-	4,826	4,826
Accrued interest payable	1,049	-	599	450	1,049

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

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are derived based on applying discount rates to their expected lives, resulting in a Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date, resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013. Results of operations for the period ending June 30, 2014 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements include statements with respect to management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," “projection,” "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

o	future economic and business conditions;
o	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limited to, falling real estate values and increasing levels of unemployment;
o	government monetary and fiscal policies;
o	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
o	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
o	the effects of credit rating downgrades on the value of investment securities issued or guaranteed by various governments and government agencies, including the United States of America;
o	credit risks;
o	higher than anticipated levels of defaults on loans;
o	perceptions by depositors about the safety of their deposits;
o	the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
o	changes in assumptions underlying allowances on deferred tax assets;
o	changes in assumptions underlying, or accuracy of, analysis relating to other-than-temporary impairment of assets;
o	accuracy of fair value measurements and the methods and assumptions used to estimate fair value;
o	the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
o	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
o	the effect of agreements with regulatory authorities, which restrict various activities and impose additional the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
o	changes in the requirements of regulatory agencies;
o	changes in accounting policies, rules and practices;
o	changes in technology or products may be more difficult or costly, or less effective than anticipated;
o	cybersecurity risk related to our dependence on internal security systems and the technology of outside service providers, as well as the potential impacts of third party security breaches;
o	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
o	loss of consumer or investor confidence; and
o	other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Results of Operations

The Company’s net income for the six months ended June 30, 2014 was $1,352,000 or $0.19 per basic share, compared to net income of $8,041,000, or $1.14 per basic share, for the six months ended June 30, 2013. The net income for the six months ended June 30, 2013 included a tax benefit of $6,363,000 resulting from a reversal of the valuation allowance on the Company’s deferred tax asset. The average number of basic shares outstanding for the six months ended June 30, 2014 was 7,087,860 compared to 7,072,956 for the six months ended June 30, 2013.

The Company’s net income for the three months ended June 30, 2014 was approximately $709,000 or $0.10 per basic share, compared to net income of approximately $7,035,000, or $0.99 per basic share, for the three months ended June 30, 2013. The net income for the three months ended June 30, 2013 included a tax benefit of $6,419,000 resulting from a reversal of the valuation allowance on the Company’s deferred tax asset. The average number of basic shares outstanding for the three months ended June 30, 2014 was 7,089,902 compared to 7,074,210 for the three months ended June 30, 2013.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings. Net interest income was $7.2 million for the six months ended June 30, 2014, compared to $6.9 million for the six months ended June 30, 2013. Net interest income was $3.6 million for the three months ended June 30, 2014, compared to $3.5 million for the three months ended June 30, 2013.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities. The increase in the Company’s net interest income for the six months and three months ended June 30, 2014 compared to the same periods of 2013 was due to increased interest income and decreased interest expense between the two periods. The increase in interest income related to interest income on loans and taxable investments. The decrease in interest expense was primarily driven by lower interest expense on time deposits. Interest expense on time deposits decreased between the two periods due to changes in both volume and rate, as the Company was able to lower its cost of funds on time deposits while changing its funding mix towards deposits with lower funding costs.

Average earning assets for the six months ended June 30, 2014 increased 2.8 percent to $390.2 million from the $379.5 million reported for the six months ended June 30, 2013. The increase was primarily attributable to an increase of $10.8 million in average loans. The increase in average loans between the two periods was primarily due to growth in the Company’s loan portfolio.

Average interest bearing liabilities for the six months ended June 30, 2014 increased 1.4 percent to $349.6 million from the $344.8 million reported for the six months ended June 30, 2013. The increase was attributable to increases of $19.5 million and $1.7 million in average savings and transacation accounts and other borrowings, respectively, partially offset by a decrease of $16.4 million in average time deposits. The decrease in average time deposits was attributable to decreases of $15.4 million and $1.0 million in retail time deposits and brokered and wholesale time deposits, respectively, partially offset by a $13.1 million increase in average retail time deposits. The increase in average other borrowings primarily related to Federal Home Loan Bank Borrowings.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the six months ended June 30, 2014 and 2013.

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets
Cash and Federal funds sold	$13,186	$16	0.24%	$11,564	$13	0.22%
Investments – taxable	42,044	503	2.40	43,003	397	1.85
Investments - nontaxable(2)	3,920	118	6.04	4,753	147	6.21

Total investments and federal funds sold	59,150	637	2.16	59,320	557	1.88

Loans (3)(4)	331,042	8,417	5.09	320,228	8,362	5.23

Total earning assets/interest income	390,192	9,054	4.65%	379,548	8,919	4.71%
Other assets	56,150			52,529

Total assets	$446,342			$433,077

Liabilities
Savings and transaction accounts	$136,828	340	0.50%	$117,349	305	0.52%
Time deposits	137,318	489	0.71	153,719	668	0.87
Other borrowings	65,114	891	2.74	63,387	894	2.83
Subordinated debt	10,310	89	1.74	10,310	93	1.81

Total interest bearing liabilities/interest expense	349,570	1,809	1.04%	344,765	1,960	1.14%

Non-interest bearing liabilities	53,181			50,142

Total liabilities	402,751	1,809	0.90%	394,907	1,960	1.00%

Equity	43,591			38,170

Total liabilities and equity	$446,342			$433,077

Net interest income/margin (5)		$7,245	3.72%		$6,959	3.67%

Net interest spread (6)			3.61%			3.57%

(1) Annualized

(2) Yield is calculated on a tax equivalent basis.

(3) Does not include nonaccruing loans.

(4) Income includes loan fees of $341,000 in 2014 and $319,000 in 2013.

(5) Net interest income divided by total earning assets.

(6) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the six months ended June 30, 2014 the average yield on earning assets was 4.65 percent, while the average cost of interest bearing liabilities was 1.04 percent. For the six months ended June 30, 2013 the average yield on earning assets was 4.71 percent and the average cost of interest-bearing liabilities was 1.14 percent. The moderate decrease in the overall asset yield is primarily due to loan yields, which decreased to 5.09% for the six months ended June 30, 2014 from 5.23% for the six months ended June 30, 2013. Partially offsetting this decrease was an increase in yields on taxable investments, which had yields of 2.40% and 1.85% for the six months ended June 30, 2014 and June 30, 2013, respectively. The increased yields on these investments were primarily due to significantly lower levels of prepayments on mortgage backed securities during the six months ended June 30, 2014. Prepayments on the Company’s mortgage backed securities totaled $1,356,000 and $4,596,000 during the six months ended June 30, 2014 and June 30, 2013, respectively. All mortgage backed securities in the Company’s investment portfolio were purchased at a premium, so slower prepayment speeds have the effect of increasing the interest income and yield on these investments. The decrease in the cost of average interest bearing liabilities was primarily due to decreases in average rates paid on time deposits and other borrowings. The net interest margin was 3.72 percent and 3.67 percent for the six months ended June 30, 2014 and 2013, respectively. The increase in the net interest margin was attributable to an increase of $286,000 in net interest income, which was comprised of an increase in interest income of $135,000 and a decrease in interest expense of $151,000. The increase in interest income was primarily due to a $106,000 increase in interest income on taxable investments, while the interest expense reduction was primarily attributable to a $179,000 decrease in interest expense on time deposits.

The following table presents changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the six months ended June 30, 2014
	Versus six months ended June 30, 2013 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$2	$1	$3
Investments - taxable	(9)	115	106
Investments - non taxable(2)	(26)	(3)	(29)
Total investments and federal funds sold	(33)	113	80
Net loans (3)(4)	282	(227)	55
Total interest income	249	(114)	135
Interest expense:
Savings and transaction accounts	51	(16)	35
Time deposits	(72)	(107)	(179)
Other borrowings	24	(27)	(3)
Subordinated debt	-	(4)	(4)
Total interest expense	3	(154)	(151)
Net interest income	$246	$40	$286

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $341,000 in 2014 and $319,000 in 2013.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

Average earning assets for the three months ending June 30, 2014 increased 4.4 percent to $396.7 million from the $380.0 million reported for the three months ending June 30, 2013. The increase was primarily attributable to an increase of $15.2 million in average loans. The increase in average loans between the two periods was primarily due to growth in the Company’s loan portfolio.

Average interest bearing liabilities for the three months ending June 30, 2014 increased 3.8 percent to $352.1 million from $339.2 million for the three months ending June 30, 2013. The increase was attributable to increases of $17.6 million and $2.2 million in average savings and transacation accounts and other borrowings, respectively, partially offset by a decrease of $6.9 million in average time deposits. The decrease in average time deposits was attributable to a decrease of $15.2 million in average retail time deposits, partially offset by an increase of $8.3 million in brokered and wholesale time deposits. The increase in average other borrowings primarily related to Federal Home Loan Bank Borrowings.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended June 30, 2014 and 2013.

(Dollars in thousands)	For the three months ended June 30, 2014			For the three months ended June 30, 2013
	Average Balance	Income/ Expense	Yield/ Rate(1)	Average Balance	Income/ Expense	Yield/ Rate(1)
Assets
Cash and Federal funds sold	$14,737	$10	0.26%	$12,338	$7	0.22%
Investments – taxable	41,619	240	2.32	41,892	194	1.86
Investments - nontaxable (2)	3,920	59	6.04	4,445	71	6.36

Total investments andfederal funds sold	60,276	309	2.06	58,675	272	1.86

Loans (3)(4)	336,440	4,182	4.99	321,279	4,161	5.20

Total earning assets/interest income	396,716	4,491	4.54%	379,954	4,433	4.68%
Other assets	54,870			54,710

Total assets	$451,586			$434,664

Liabilities
Savings and transaction accounts	$137,979	162	0.47%	$120,425	168	0.56%
Time deposits	139,719	244	0.70	146,620	292	0.80
Other borrowings	64,076	446	2.80	61,851	428	2.77
Subordinated debt	10,310	44	1.70	10,310	46	1.81

Total interest bearing liabilities/interest expense	352,084	896	1.02	339,206	934	1.10

Non-interest bearing liabilities	55,384			53,884

Total liabilities	407,468	896	0.88	393,090	934	0.95

Equity	44,118			41,574

Total liabilities and equity	$451,586			$434,664

Net interest income/margin (5)		$3,595	3.65%		$3,499	3.69%

Net interest spread (6)			3.52%			3.58%

(1)  Annualized

(2)  Yield is calculated on a tax equivalent basis.

(3)  Does not include nonaccruing loans.

(4)  Income includes loan fees of $170,000 in 2014 and $155,000 in 2013.

(5)  Net interest income divided by total earning assets.

(6)  Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended June 30, 2014 the average yield on earning assets was 4.54 percent, while the average cost of interest bearing liabilities was 1.02 percent. For the three months ended June 30, 2013 the average yield on earning assets was 4.68 percent and the average cost of interest-bearing liabilities was 1.10 percent. The moderate decrease in the overall asset yield is primarily due to loan yields, which decreased to 4.54% for the three months ended June 30, 2014 from 4.68% for the three months ended June 30, 2013. Partially offsetting this decrease was an increase in yields on taxable investments, which had yields of 2.32% and 1.86% for the three months ended June 30, 2014 and June 30, 2013, respectively. As was the case for the six-month period, the increased yields on these investments were primarily due to significantly lower levels of prepayments on mortgage backed securities during the three months ended June 30, 2014, which totaled $712,000 and $2,079,000 during the three months ended June 30, 2014 and June 30, 2013, respectively. As noted in the discussion above relating to the six-month period, because all mortgage backed securities in the Company’s investment portfolio were purchased at a premium, slower prepayment speeds have the effect of increasing the interest income and yield on these investments. The decrease in the cost of average interest bearing liabilities was primarily due to decreases in average rates paid on time deposits and savings and transaction accounts. The net interest margin was 3.65 percent and 3.69 percent for the three months ended June 30, 2014 and 2013, respectively. The increase in the net interest margin was attributable to an increase of $96,000 in net interest income, which was comprised of an increase in interest income of $58,000 and a decrease in interest expense of $38,000. The increase in interest income was primarily due to a $46,000 increase in interest income on taxable investments, while the interest expense reduction was primarily attributable to a $48,000 decrease in interest expense on time deposits.

The following table presents changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income For the three months ended June 30, 2014 Versus three months ended June 30, 2013 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$1	$2	$3
Investments - taxable	(1)	47	46
Investments - non taxable(2)	(9)	(3)	(12)

Total investments and federal funds sold	(9)	46	37

Net loans (3)(4)	197	(176)	21

Total interest income	188	(130)	58

Interest expense:

Savings and transaction accounts	24	(30)	(6)
Time deposits	(14)	(34)	(48)
Other borrowings	15	3	18
Subordinated debt	-	(2)	(2)

Total interest expense	25	(63)	(38)

Net interest income	$163	$(67)	$96

(1)   Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.

(2)   Yield is calculated on a tax equivalent basis.

(3)   Income includes loan fees of $170,000 in 2014 and $155,000 in 2013.

(4)   Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2014 was approximately $1,118,000, compared to approximately $1,280,000 for the six months ended June 30, 2013, a decrease of approximately $162,000. This was primarily due to a decrease of approximately $150,000 in gains on sale of mortgage loans held for sale. The decrease in the gain on sale of mortgage loans held for sale was reflective of the Company’s decision to keep a much higher percentage of mortgage loans originated during the six months ended June 30, 2014, as compared to those originated during the six months ended June 30, 2013.

Noninterest income for the three months ended June 30, 2014 was approximately $630,000, compared to approximately $691,000 for the six months ended June 30, 2013, a decrease of approximately $61,000. This was primarily due to a decrease of approximately $67,000 in gains on sale of mortgage loans held for sale. The decrease in the gain on sale of mortgage loans held for sale was again reflective of the Company’s decision to keep a much higher percentage of mortgage loans originated during the three months ended June 30, 2014, as compared to those originated during the three months ended June 30, 2013.

Noninterest expenses for the six months ended June 30, 2014 were $6,245,000, compared to $6,508,000 for the six months ended June 30, 2013, a decrease of $263,000. The largest contributing factor to this decrease was a $158,000 decrease in gains on sales of other real estate owned, which are accounted for as an offset to noninterest expense. Additionally, salaries and benefits decreased by $106,000. The decrease in salaries and benefits was due to a $206,000 decrease in bonus accruals, partially offset by higher compensation expense related to salary adjustments and increases to health insurance costs and other employee benefits.

Noninterest expenses for the three months ended June 30, 2014 were $3,115,000, compared to $3,548,000 for the three months ended June 30, 2013, a decrease of $433,000. The largest single contributing factor to this decrease was a $186,000 decrease in salaries and benefits. As was the case for the six-month period, the decrease in salaries and benefits was due to a $202,000 decrease in bonus accruals, partially offset by higher compensation expense related to salary adjustments and increases to health insurance costs and other employee benefits. Other decreases for the three months ended June 30, 2014 included insurance and net expenses related to other real estate owned, which decreased $41,000 and $51,000, respectively. The decrease in these expenses related to the Company’s improved asset quality between the two periods, as the decrease in insurance relates to lower FDIC premiums, and the decrease in expenses related to other real estate owned relates to lower levels of other real estate owned. Finally, professional fees decreased by approximately $74,000 during the three months ended June 2014 as compared to the three months ended June 30, 2013. These decreases related to legal fees and shareholder expenses.

Income Taxes

At June 30, 2013, as referenced in Note 7 to the Condensed Consolidated Financial Statements, the Company reversed the majority of its valuation allowance on its deferred tax assets. The net amount of the Company’s deferred tax assets totaled $6,552,000 at June 30, 2014. The Company’s income tax expense for the six months ended June 30, 2014 totaled $724,000, comprised of $657,000 for Federal income taxes and $67,000 for South Carolina income taxes. The Company’s income tax benefit for the six months ended June 30, 2013 totaled $6,363,000, which was comprised of a Federal income tax benefit of $6,770,000 and South Carolina income tax expense of $407,000. The Federal income tax benefit related to the reversal of the Company’s deferred tax valuation allowance, and the South Carolina income tax expense related primarily to the impact of the deferred tax valuation allowance reversal on South Carolina taxable income.

The Company’s income tax expense for the three months ended June 30, 2014 totaled $379,000, comprised of $339,000 for Federal income taxes and $40,000 for South Carolina income taxes. The Company’s income tax benefit for the three months ended June 30, 2013 totaled $6,419,000, which was comprised of a Federal income tax benefit of $6,770,000 and South Carolina income tax expense of $351,000. The Federal income tax benefit related to the reversal of the Company’s deferred tax valuation allowance, and the South Carolina income tax expense related primarily to the impact of the deferred tax valuation allowance reversal on South Carolina taxable income.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less certificates of deposit $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 79.6% of total deposits as of June 30, 2014. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. Available borrowings under this line totaled $52.2 million at June 30, 2014. The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce, and $10 million with Center State Bank. These accommodations may be withdrawn at any time at the sole discretion of these institutions. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window. The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $24.7 million at June 30, 2014.

Loans

Gross loans totaled approximately $349,546,000 and $331,906,000 at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the Company had $7.5 million of nonaccrual loans and $102,000 of loans 90 days delinquent and still accruing interest. Of these, $7.4 million are secured by real estate. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2013, the Company had $9.9 million of nonaccrual loans and no loans 90 days past due and still accruing interest. At June 30, 2013, the Company had $9.4 million of nonaccrual loans and $481,000 of loans 90 days past due and still accruing interest. The allowance for loan losses was 1.73 percent of loans as of June 30, 2014, compared to 1.82 percent as of December 31, 2013 and 2.26 percent as of June 30, 2013.

For the six months and three months ended June 30, 2014 and 2013, the Company recorded no loan loss provision. Net chargeoffs for the six months ended June 30, 2014 totaled approximately $4,000. Net chargeoffs for the six months ended June 30, 2013 totaled approximately $732,000. The need for future loan loss provisions will be influenced by loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, the level of loans with credit grades of 6 through 9, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration historical loan losses, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions in our loan portfolio, potential repayment risk for floating and adjustable rate loans due to the potential for rising interest rates, risks posed by unseasoned loans durings periods of growth in the loan portfolio, and collateral values of impaired loans deemed to be collateral dependent. As referenced in Note 6 to the condensed consolidated financial statements, the Company’s other general reserves portion of its allowance for loan losses increased by $112,000 during the six months ended June 30, 2014, from $1,339,000 at December 31, 2013 to $1,451,000 at June 30, 2014. Other general reserves at June 30, 2014 and December 31, 2013 were comprised of the following risk factors:

(Dollars in Thousands)	June 30, 2014	December 31, 2013

Loan To Value Exposure	$780	$672
Floating and Adjustable Rate Exposure	666	665
Portfolio Growth Exposure	5	2
Total	$1,451	$1,339

As shown above, a significant portion of the increase in other general reserves during the six months ended June 30, 2014 was attributable to reserves related to loan to value exposure, which increased by $108,000. This increase was the result of a methodology modification for loans with loan to value exposure that also carry interest only terms and have credit risk grades of 7 or below. The exposure from loans with these additional risk characteristics is now calculated at 2.5 times the base amount due to the additional risks posed by these characteristics. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of June 30, 2014.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

For the six months ended June 30, 2014, net chargeoffs to average loans outstanding totaled less than .01% on an annualized basis while the allowance for loan losses to gross loans totaled 1.73% at June 30, 2014. For the six months ended June 30, 2013, net chargeoffs to average loans outstanding totaled 0.45% on an annualized basis while the allowance for loan losses to gross loans totaled 2.26% at June 30, 2013.

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At June 30, 2014 potential problem loans totaled $12.2 million. The Company’s potential problem loans were comprised of $1.9 million of construction and land development real estate loans, $6.2 million of nonfarm, nonresidential real estate loans, $3.1 million of 1-4 family mortgage loans, $348,000 of multifamily real estate loans, and $655,000 of various loan types not secured by real estate, primarily commercial and industrial loans. At June 30, 2013 potential problem loans totaled $12.2 million. The Company’s potential problem loans are comprised of $2.4 million of construction and land development real estate loans, $4.4 million of nonfarm, nonresidential real estate loans, $3.1 million of 1-4 family mortgage loans, $372,000 of multifamily real estate loans, and $1.9 million of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $4.9 million as of June 30, 2014, $5.2 million at December 31, 2013, and $5.4 million as of June 30, 2013, net of a valuation reserve. Sales of other real estate owned totaled approximately $833,000 and $2.9 million for the six months ended June 30, 2014, and 2013, respectively. The Company generated loans to facilitate the sales of other real estate owned totaling $260,000 and $2.1 million during the six months ended June 30, 2014 and June 30, 2013, respectively. Impairment charges on other real estate owned totaled $6,000 and $4,000 for the three months ended June 30, 2014, and 2013, respectively.

Deposits

Deposits increased $18.6 million during the first six months of 2014 to $334.5 million at June 30, 2014. Included in this amount were increases of $12.9 million in noninterest bearing deposits and $5.7 million in interest bearing accounts. The increase in interest bearing deposits was comprised of increases of $3.9 million and $1.8 million in interest bearing transaction accounts and time deposits, respectively. The growth in time deposits was attributable to an $11.0 million increase in brokered and wholesale time deposits which was substantially offset by a $9.2 million decrease in retail time deposits. Brokered and wholesale time deposits totaled $12.3 million and $1.2 million at June 30, 2014 and December 31, 2013, respectively. The reduction in retail time deposits lowered the Company’s cost of funds. The growth in the Company’s transaction accounts relative to the growth in its time deposits improved the Company’s deposit mix, a key strategic objective identified by management.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at June 30, 2014 and December 31, 2013 are summarized as follows:

June 30, 2014
(Dollars in Thousands)
Maturity	Rate	Balance

February 2015	0.36%	$7,000
March 2016	2.04%	10,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$69,000

December 31, 2013
(Dollars in Thousands)
Maturity	Rate	Balance

February 2014	0.36%	$7,000
March 2016	2.04%	10,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$69,000

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

Capital Resources

The Company’s total shareholders’ equity increased by approximately $2,044,000 during the first six months of 2014, primarily due to net income of $1,352,000, other comprehensive income of $640,000, and proceeds from stock issuances of approximately $52,000 pursuant to our Employee Stock Purchase Plan. The Company’s Tier 1 capital to average assets ratio was 11.27 percent as of June 30, 2014 compared to 11.10 percent as of December 31, 2013.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank. As of June 30, 2014, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$50,004	15.34%	$32,602	10.00%	$26,081	8.00%
Tier 1 capital (to risk-weighted assets)	45,898	14.08%	19,561	6.00%	13,041	4.00%
Tier 1 capital (to average assets)	45,898	10.40%	22,062	5.00%	17,650	4.00%

The Company
Total capital (to risk-weighted assets)	55,297	16.67%	N/A	N/A	26,544	8.00%
Tier 1 capital (to risk-weighted assets)	51,124	15.41%	N/A	N/A	13,272	4.00%
Tier 1 capital (to average assets)	51,124	11.27%	N/A	N/A	18,153	4.00%

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2014, the Company had issued commitments to extend credit of approximately $25.4 million and letters of credit of approximately $143,000 through various types of commercial lending arrangements. Approximately $15.8 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2014.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$957	$1,026	$6,574	$8,557	$16,842	$25,399
Standby letters of credit	-	138	5	143	-	143
Totals	$957	$1,164	$6,579	$8,700	$16,842	$25,542

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

Date:August 8, 2014	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date:August 8, 2014	By:	/s/ William C. Heslop
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