Form 10-Q
period 2014-09-30
SOUTHCOAST FINANCIAL CORP
filed 2014-11-13
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

7,096,574 shares of common stock, no par value, as of October 31, 2014

SOUTHCOAST FINANCIAL CORPORATION

INDEX

		Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2014 and December 31, 2013		2

Condensed Consolidated Statements of Income – Nine months ended September 30, 2014 and 2013		3

Condensed Consolidated Statements of Income – Three months ended September 30, 2014 and 2013		4

Condensed Consolidated Statements of Comprehensive Income – Nine months ended September 30, 2014 and 2013		5

Condensed Consolidated Statements of Comprehensive Income – Three months ended September 30, 2014 and 2013		5

Condensed Consolidated Statements of Changes in Shareholders' Equity – Nine months ended September 30, 2014 and 2013		6

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2014 and 2013		7

Notes to Condensed Consolidated Financial Statements		8-32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-45

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II - OTHER INFORMATION

Item 6.	Exhibits	46

Signatures		46

Exhibit Index		47

SOUTHCOAST FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$29,529	$28,460

Investment securities
Available for sale	35,530	39,822
Federal Home Loan Bank Stock, at cost	3,550	3,629

Loans held for sale	257	271

Loans, net of allowance of $5,938 and $6,041	349,000	325,865

Premises and equipment, net	20,605	21,150
Other real estate owned, net	4,060	5,249
Company owned life insurance	12,903	12,658
Deferred tax asset, net	6,196	7,516
Other assets	2,803	2,764

Total assets	$464,433	$447,384

Liabilities
Deposits
Noninterest-bearing	$52,213	$41,295
Interest-bearing	271,666	274,533

Total deposits	323,879	315,828

Federal funds purchased	7,970	3,115
Securities sold under agreements to repurchase	1,694	1,703
Federal Home Loan Bank borrowings	70,000	69,000
Junior subordinated debentures	10,310	10,310
Other liabilities	4,918	4,859

Total liabilities	418,771	404,815

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 7,093,132 shares issued and outstanding at September 30, 2014 and 7,082,062 at December 31, 2013)	54,619	54,544
Accumulated deficit	(7,552)	(9,937)
Accumulated other comprehensive loss	(1,405)	(2,038)

Total shareholders’ equity	45,662	42,569

Total liabilities and shareholders’ equity	$464,433	$447,384

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2014	2013
Interest income
Loans, including fees	$12,703	$12,468
Taxable securities	725	677
Tax exempt securities	113	132
Cash and federal funds sold	24	24

Total interest income	13,565	13,301

Interest expense
Deposits and borrowings	2,706	2,911

Net interest income	10,859	10,390
Provision for loan losses	-	-

Net interest income after provision for loan losses	10,859	10,390

Noninterest income
Service fees on deposit accounts	1,118	1,127
Gains on loans held for sale	27	203
Gain on sales of available for sale securities	109	105
Company owned life insurance earnings	245	268
Other	131	137
Total noninterest income	1,630	1,840

Noninterest expenses
Salaries and employment benefits	4,880	5,260
Occupancy	870	980
Furniture and equipment	1,267	1,241
Software	54	151
Insurance	457	593
Professional fees	547	620
Telephone, postage, and supplies	245	261
Gain on sale of other real estate owned	(340)	(314)
Other real estate owned rental income, impairment provision, and other expenses	112	133
Other operating expenses	891	933

Total noninterest expenses	8,983	9,858

Income before income taxes	3,506	2,372
Income tax expense (benefit)	1,121	(6,363)

Net income	$2,385	$8,735

Basic net income per common share	$.34	$1.23

Diluted net income per common share	$.34	$1.23

Weighted average shares outstanding
Basic	7,089,630	7,074,183
Diluted	7,089,630	7,074,183

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2014	2013
Interest income
Loans, including fees	$4,286	$4,106
Taxable securities	222	280
Tax exempt securities	37	38
Cash and federal funds sold	8	11

Total interest income	4,553	4,435

Interest expense
Deposits and borrowings	897	951

Net interest income	3,656	3,484
Provision for loan losses	-	-

Net interest income after provision for loan losses	3,656	3,484

Noninterest income
Service fees on deposit accounts	380	377
Gains on mortgage loans held for sale	6	32
Company owned life insurance earnings	82	91
Other	44	60
Total noninterest income	512	560

Noninterest expenses
Salaries and employment benefits	1,431	1,705
Occupancy	285	314
Furniture and equipment	424	449
Software	11	19
Insurance	157	198
Professional fees	171	204
Telephone, postage, and supplies	77	79
Gain on sale of other real estate owned	(184)	-
Other real estate owned rental income, impairment provision, and other expenses	51	55
Other operating expenses	315	327

Total noninterest expenses	2,738	3,350

Income before income taxes	1,430	694
Income tax expense (benefit)	397	-

Net income	$1,033	$694

Basic net income per common share	$.15	$.10

Diluted net income per common share	$.15	$.10

Weighted average shares outstanding
Basic	7,093,132	7,077,878

Diluted	7,093,132	7,077,878

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2014	2013
Net income	$2,385	$8,735

Other comprehensive income (loss):
Unrealized gains/losses on available for sale securities	1,097	(1,226)
Tax effect	(394)	483
Reclassification of gains included in net income	(109)	(105)
Tax effect	39	38
Total other comprehensive income (loss)	633	(810)

Comprehensive income	$3,018	$7,925

	For the Three Months Ended
	September 30,
	2014	2013
Net income	$1,033	$694

Other comprehensive income (loss):
Unrealized gains/losses on available for sale securities	(12)	227
Tax effect	5	(80)
Total other comprehensive income (loss)	(7)	147

Comprehensive income	$1,026	$841

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity

For the nine months ended September 30, 2014 and 2013

(Unaudited)

(Dollars in thousands)

			Accumulated Deficit	Accumulated Other
	Common Stock			Comprehensive	Total
	Shares	Amount		Loss

Balance, January 1, 2013	7,065,515	$54,437	$(19,002)	$(1,171)	$34,264

Comprehensive income			8,735	(810)	7,925

Employee stock purchase plan	12,363	83	.-	-	83

Balance, September 30, 2013	7,077,878	$54,520	$(10,267)	$(1,981)	$42,272

Balance, January 1, 2014	7,082,062	$54,544	$(9,937)	$(2,038)	$42,569

Comprehensive income			2,385	633	3,018

Employee stock purchase plan	11,070	75	.-	-	75

Balance, September 30, 2014	7,093,132	$54,619	$(7,552)	$(1,405)	$45,662

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	For the Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net income	$2,385	$8,735
Adjustments to reconcile net income to net cash provided by operating activities
(Increase) decrease in deferred income taxes	964	(6,785)
Depreciation and amortization	642	629
Discount accretion and premium amortization	102	240
Gain on sales of available for sale securities	(109)	(105)
Gain on sales of other real estate owned	(340)	(314)
Gain on sales of premises and equipment	-	(9)
Change in deferred gain on sale of other real estate owned	95	(63)
Impairment charges on other real estate owned	6	4
Originations of loans held for sale	(1,254)	(14,662)
Proceeds from sales of loans held for sale	1,295	15,729
Gain on sales of mortgage loans held for sale	(27)	(203)
Company owned life insurance earnings	(245)	(268)
Decrease(increase) in other assets	(39)	201
Increase in other liabilities	58	480
Net cash provided by operating activities	3,533	3,609

Investing activities
Calls, maturities, and paydowns of investment securities available-for-sale	5,060	6,906
Purchases of investment securities available-for-sale	(3,000)	(12,485)
Sales of investment securities available-for-sale	3,229	8,310
Purchases of Federal Home Loan Bank stock	(878)	(178)
Sales of Federal Home Loan Bank stock	957	382
Net increase in loans	(22,837)	(837)
Proceeds from sales of premises and equipment	-	9
Purchases of premises and equipment	(97)	(300)
Proceeds from sales of other real estate owned	1,144	2,908
Capital expenditures related to other real estate owned	(14)	(99)
Net cash provided (used) by investing activities	(16,436)	4,616

Financing activities
Net increase (decrease) in deposits	8,051	(6,390)
Increase in federal funds purchased	4,855	1,992
Increase (decrease) in securities sold under agreements to repurchase	(9)	892
Proceeds from Federal Home Loan Bank Borrowings	29,000	75,500
Paydowns of Federal Home Loan Bank Borrowings	(28,000)	(77,500)
Net proceeds from issuances of stock	75	83
Net cash provided (used) by financing activities	13,972	(5,423)

Increase in cash and cash equivalents	1,069	2,802
Cash and cash equivalents, beginning of period	28,460	21,984
Cash and cash equivalents, end of period	$29,529	$24,786
Cash paid for:
Interest	$2,911	$2,996
Income taxes	133	351
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$747	$317
Change in unrealized losses on available-for-sale securities	(988)	1,331
Loans to finance sales of other real estate owned	1,045	2,086

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

Note 2 - Organization

Southcoast Financial Corporation (the “Company”) is a South Carolina corporation organized in 1999 for the purpose of being a holding company for Southcoast Community Bank (the “Bank”). On April 29, 1999, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank and another subsidiary, Southcoast Investment Corporation.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	September 30, 2014
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair Value
Mortgage backed
Government sponsored enterprises	$25,597	$-	$412	$25,185
Municipal securities	3,923	270	-	4,193
Other	8,206	7	2,061	6,152

Total	$37,726	$277	$2,473	$35,530

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
Available for sale	Cost	Gains	Losses	Fair Value
Mortgage backed
Government sponsored enterprises	$30,889	$80	$1,100	$29,869
Municipal securities	3,918	150	-	4,068
Other	8,199	-	2,314	5,885

Total	$43,006	$230	$3,414	$39,822

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

Available for Sale

(Amounts in thousands)	September 30, 2014
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$5,451	$10	$19,734	$402	$25,185	$412
Other	-	-	1,645	2,061	1,645	2,061

Total	$5,451	$10	$21,379	$2,463	$26,830	$2,473

	December 31, 2013
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$26,394	$1,100	$-	$-	$26,394	$1,100
Other	3,948	52	1,437	2,262	5,385	2,314

Total	$30,342	$1,152	$1,437	$2,262	$31,779	$3,414

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $2,463,000, or 99% of unrealized losses, and $2,262,000, or 66% of unrealized losses, at September 30, 2014 and December 31, 2013, respectively. These unrealized losses for both periods were comprised of three securities. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

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

One of the Company’s collateralized debt obligations with an amortized cost of approximately $1,820,000 and fair value of approximately $1,084,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1,736,000 and fair value of approximately $459,000 is receiving payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Future interest payments are accrued on these larger principal balances. The Company has discontinued the accrual of interest on this security due to its payment-in-kind status.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At September 30, 2014, there was $225,234,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at September 30, 2014.

(Amounts in thousands)
Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$175,963	128.00%	128.81%
B	38,965	115.00%	105.45%
C	47,821	106.20%	86.26%
D	27,969	100.30%	77.96%
Income Notes	18,000	N/A	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the collateralized debt obligation and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of September 30, 2014 predicts the Company will resume receipt of its contractual principal and interest payments sometime during 2015, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying issuers. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $817,000 for the security (Security B in the table below) at September 30, 2014.

The following table provides certain relevant details on each of our collateralized debt obligations as of September 30, 2014, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

September 30, 2014
(Amounts in thousands)
	Security A	Security B

Book Value	$1,820	$1,736
Fair Value	$1,084	$459
Unrealized Loss	$736	$1,277
Number of underlying financial institution issuers	47	40
Number of deferrals and defaults	10	14
Additional expected deferrals/ defaults*	N/A	0/0
Excess Subordination as a percentage of performing collateral^	25.52%	N/A

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

The credit quality of the collateralized debt obligations is directly related to the financial strength and ability to make contractual interest payments of the underlying issuers in these securities, most of which are banks or bank holding companies. As such, these securities may show additional OTTI in future periods if the financial condition of the underlying issuers further deteriorates.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The amortized costs and fair values of investment securities available for sale at September 30, 2014 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized	Fair
	Cost	Value
Due after five but within ten years	$2,329	$2,470
Due after ten years	5,650	3,766
Mortgage backed	25,597	25,185
Equity securities with no maturity	4,150	4,109

Total investment securities available-for-sale	$37,726	$35,530

Investment securities with an aggregate amortized cost of $23,392,000 and estimated fair value of $23,041,000 at September 30, 2014, were pledged to secure public deposits and for other purposes, as required or permitted by law. Investment securities with an aggregate amortized cost of $19,321,000 and estimated fair value of $18,852,000 at December 31, 2013, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $2,652,000 and estimated fair value of $2,610,000 at September 30, 2014, were pledged to secure securities sold under agreements to repurchase. Investment securities with an aggregate amortized cost of $2,827,000 and estimated fair value of $2,716,000 at December 31, 2013, were pledged to secure securities sold under agreements to repurchase.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	September 30,	December 31,
	2014	2013
Real estate secured loans:
Residential 1-4 Family	$209,937	$188,406
Multifamily	6,075	4,828
Commercial	90,354	79,963
Construction and land development	26,143	34,232

Total real estate secured loans	332,509	307,429
Commercial and industrial	20,044	22,208
Consumer	2,052	1,960
Other	333	309

Total gross loans	354,938	331,906
Allowance for loan losses	(5,938)	(6,041)
	$349,000	$325,865

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of September 30, 2014 and December 31, 2013 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category

As of September 30, 2014 and December 31, 2013

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2014	2013	2014	2013	2014	2013	2014	2013
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	101,174	80,732	737	592	14,757	13,356	11,587	10,238
4	55,241	49,414	1,779	2,017	31,051	27,956	7,217	9,159
5	46,318	49,204	2,328	884	33,426	27,981	6,060	11,156
6	1,229	925	-	-	1,752	1,842	550	676
7	5,354	7,387	1,231	1,335	9,368	8,128	729	2,312
8	621	744	-	-	-	700	-	691
9	-	-	-	-	-	-	-	-

Total	$209,937	$188,406	$6,075	$4,828	$90,354	$79,963	$26,143	$34,232

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Grade
1	$449	$1,971	$415	$426	$-	$60	$864	$2,457
2	-	-	-	-	-	-	-	-
3	2,392	1,228	409	269	95	-	131,151	106,415
4	5,430	6,680	169	224	181	204	101,068	95,654
5	10,398	9,777	970	954	57	45	99,557	100,001
6	20	860	-	-	-	-	3,551	4,303
7	1,355	1,692	89	87	-	-	18,126	20,941
8	-	-	-	-	-	-	621	2,135
9	-	-	-	-	-	-	-	-

Total	$20,044	$22,208	$2,052	$1,960	$333	$309	$354,938	$331,906

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)

Past Due Loans

For the Periods Ended September 30, 2014 and December 31, 2013

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$2,233	$1,068	$2,060	$5,361	$204,576	$209,937	$-
Multifamily Residential	-	348	883	1,231	4,844	6,075	-
Commercial Real Estate	794	327	1,107	2,228	88,126	90,354	-
Construction and Land Development	53	-	10	63	26,080	26,143	-
Non Real Estate Secured							-
Commercial and Industrial	110	95	158	363	19,681	20,044	-
Consumer and Other	11	11	68	90	2,295	2,385	-

Total	$3,201	$1,849	$4,286	$9,336	$345,602	$354,938	$-

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$736	$538	$2,310	$3,584	$184,822	$188,406	$-
Multifamily Residential	349	-	986	1,335	3,493	4,828	-
Commercial Real Estate	1,330	-	877	2,207	77,756	79,963	-
Construction and Land Development	-	21	859	880	33,352	34,232	-
Non Real Estate Secured							-
Commercial and Industrial	461	-	171	632	21,576	22,208	-
Consumer and Other	53	12	19	84	2,185	2,269	-

Total	$2,929	$571	$5,222	$8,722	$323,184	$331,906	$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)

	September 30,	December 31,
	2014	2013

1-4 Family Residential	$3,392	$4,624
Multifamily Residential	883	986
Commercial Real Estate	2,736	2,590
Construction and Land Development	10	860
Commercial and Industrial	890	775
Consumer and Other	105	19

Total	$8,016	$9,854

At September 30, 2014 and December 31, 2013, nonaccrual loans totaled $8 million and $9.9 million, respectively. The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $685,000 and $618,000 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $8.2 million and $10.3 million, respectively. The recorded investment in impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $6.7 million and $7.9 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013, there were no loans over ninety days past due and still accruing interest.

At September 30, 2014 and December 31, 2013, all TDRs, including those on nonaccrual status, totaled $4.1 million and $4.6 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms did not differ materially from the interest income recognized as a result of the modified terms. The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2013 totaled approximately $27,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $27,000. During the quarter ended September 30, 2014, two loans totaling $830,000 had their original loan terms restructured, and no loans that had previously had their original terms restructured went into nonaccrual. During the same period, there were no loans that had their original terms restructured that paid off, and no amounts related to TDRs were charged off. During the quarter ended September 30, 2014, there were two TDR’s initiated in the preceding twelve months which have subsequently defaulted. The first of these TDR’s is a 1-4 Family Residential loan with an impaired balance totaling $78,000 at September 30, 2014. The second is secured by commercial and industrial property and had an impaired balance of $108,000 at September 30, 2014. The Company defines subsequent defaults on TDRs to be TDRs with delinquencies of thirty or more days that occurred subsequent to the date of the restructure. TDRs did not have a material effect on the allowance for loan losses as of September 30, 2014 or December 31, 2013. Additionally, the Company had no commitments to extend additional credit on its TDRs at September 30, 2014 or December 31, 2013.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	September 30,	September 30,
	2014	2013

Balance, beginning of year	$6,041	$8,159
Provision for loan losses	-	-
Net (charge offs) recoveries	(103)	(732)
Balance, end of quarter	$5,938	$7,427

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Nine Months Ended September 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$1,829	$(52)	$46	$(231)	$1,524	$68	$1,592
Multifamily Residential	58	(113)	-	153	98	-	98
Commercial Real Estate	1,031	(106)	1	594	1,520	-	1,520
Construction and Land Development	585	(114)	19	(201)	289	-	289
Non Real Estate Secured
Commercial and Industrial	690	(42)	213	(286)	575	-	575
Consumer and Other	24	(1)	46	(36)	33	-	33
Other
Other General Reserves	1,339	-	-	14	1,353	-	1,353
Unallocated	485	-	-	(7)	478	-	478
Total	$6,041	$(428)	$325	$-	$5,870	$68	$5,938

	For the Nine Months Ended September 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$2,312	$(297)	$499	$(860)	$1,522	$132	$1,654
Multifamily Residential	39	-	-	(14)	25	-	25
Commercial Real Estate	1,264	(423)	3	168	1,012	-	1,012
Construction and Land Development	606	(845)	5	1,555	671	650	1,321
Non Real Estate Secured
Commercial and Industrial	1,324	(483)	9	(61)	789	-	789
Consumer and Other	55	(44)	66	(55)	22	-	22
Other
Other General Reserves	1,939	-	-	(573)	1,366	-	1,366
Unallocated	620	-	-	(160)	460	-	460
Total	$8,159	$(2,092)	$582	$-	$5,867	$782	$6,649

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended September 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$1,280	$-	$37	$275	$1,524	$68	$1,592
Multifamily Residential	197	(113)	-	14	98	-	98
Commercial Real Estate	1,096	-	1	423	1,520	-	1,520
Construction and Land Development	633	(58)	1	(287)	289	-	289
Non Real Estate Secured
Commercial and Industrial	713	-	32	(170)	575	-	575
Consumer and Other	21	-	1	11	33	-	33
Other
Other General Reserves	1,451	-	-	(98)	1,353	-	1,353
Unallocated	646	-	-	(168)	478	-	478
Total	$6,037	$(171)	$72	$-	$5,870	$68	$5,938

	For the Three Months Ended September 30, 2013
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$2,049	$(35)	$286	$(646)	$1,522	$132	$1,654
Multifamily Residential	64	-	-	(39)	25	-	25
Commercial Real Estate	1,179	(423)	3	253	1,012	-	1,012
Construction and Land Development	1,191	(312)	2	440	671	650	1,321
Non Real Estate Secured
Commercial and Industrial	834	(302)	3	254	789	-	789
Consumer and Other	22	-	-	-	22	-	22
Other
Other General Reserves	1,421	-	-	(55)	1,366	-	1,366
Unallocated	667	-	-	(207)	460	-	460
Total	$7,427	$(1,072)	$294	$-	$5,867	$782	$6,649

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

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of September 30, 2014 and December 31, 2013.

Loans Receivable:	As of September 30, 2014
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,381	$207,556	$209,937
Multifamily Residential	884	5,191	6,075
Commercial Real Estate	2,848	87,506	90,354
Construction and Land Development	-	26,143	26,143
Non Real Estate Secured
Commercial and Industrial	560	19,484	20,044
Consumer and Other	-	2,385	2,385
Total	$6,673	$348,265	$354,938

Loans Receivable:	As of December 31, 2013
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$3,196	$185,210	$188,406
Multifamily Residential	986	3,842	4,828
Commercial Real Estate	2,585	77,378	79,963
Construction and Land Development	691	33,541	34,232
Non Real Estate Secured
Commercial and Industrial	479	21,729	22,208
Consumer and Other	-	2,269	2,269
Total	$7,937	$323,969	$331,906

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

Impaired Loans

For the Nine Months ended September 30, 2014

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,820	$1,734	$-	$86	$1,758	$-
Multifamily Residential	997	884	-	113	960	-
Commercial Real Estate	2,848	2,848	-	-	2,906	8
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	560	560	-	-	578	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$682	$647	$68	$35	$667	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$2,502	$2,381	$68	$121	$2,425	$-
Multifamily Residential	997	884	-	113	960	-
Commercial Real Estate	2,848	2,848	-	-	2,906	8
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	560	560	-	-	578	-
Consumer and Other	-	-	-	-	-	-

Total	$6,907	$6,673	$68	$234	$6,869	$8

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

Impaired Loans

For the Three Months Ended September 30, 2014

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,820	$1,734	$-	$86	$1,743	$-
Multifamily Residential	997	884	-	113	935	-
Commercial Real Estate	2,848	2,848	-	-	2,865	3
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	560	560	-	-	565	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$682	$647	$68	$35	$658	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$2,502	$2,381	$68	$121	$2,401	$-
Multifamily Residential	997	884	-	113	935	-
Commercial Real Estate	2,848	2,848	-	-	2,865	3
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	560	560	-	-	565	-
Consumer and Other	-	-	-	-	-	-

Total	$6,907	$6,673	$68	$234	$6,766	$3

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Deferred Taxes

Two years after establishing a full valuation allowance against its deferred tax assets, the Company reversed most of its valuation allowance on its deferred tax assets, which resulted in a tax benefit totaling approximately $6.4 million for the six month and three month periods ending June 30, 2013. The decision to reverse the valuation allowance was due to a change in management’s assessment of the near term realizability of the deferred tax assets. This change in assessment was the result of improved operating results, most notably six consecutive quarters of profitability beginning with the three months ended March 31, 2012. The profitability during these periods included core earnings. These improved results provided positive evidence of the Company’s potential to generate the future profits necessary to realize the benefits provided by its deferred tax assets in future periods. The Company maintained a valuation allowance of $200,000 related to its holding company net operating loss carryforward for state income taxes. Throughout the Company’s history, the holding company has consistently produced operating losses on a stand alone basis, and the realizability of this loss carryforward continues to remain in doubt. As of September 30, 2014, the gross deferred tax assets totaled approximately $6.4 million, while the deferred tax assets net of the remaining valuation allowance totaled approximately $6.2 million.

During the nine months and three months ended September 30, 2014, the Company recognized $1,121,000 and $397,000, respectively, of income tax expense. Of these amounts, $1,012,000 and $355,000, respectively, were for Federal income taxes, and represented a direct reduction to the Company’s deferred tax asset related to its net operating loss carryforward. The deferred tax asset attributable to the Company’s net operating loss carryforward totaled approximately $3.2 million at December 31, 2013. Also during the nine months ended September 30, 2014, the Company’s gross unrealized losses on securities available for sale declined by $1,097,000, which decreased the related deferred tax asset by approximately $394,000. During the three months ended September 30, 2014, the Company’s gross unrealized losses increased by $12,000, which increased the related deferred tax asset by $5,000.

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

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of September 30, 2014 and December 31, 2013.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers problem loans with principal balances of $250,000 or greater individually for impairment. The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At September 30, 2014, all impaired loans deemed collateral dependent were evaluated based on the fair value of the collateral less estimated costs to sell. Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values equal to or exceeding their recorded investments. Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of an impaired loan is based on an observable market price of the loan the Company records the impaired loan as nonrecurring Level 2. When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated costs to sell the Company records the impaired loan as nonrecurring Level 3.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed Government sponsored enterprises	$-	$25,185	$-	$25,185
Municipals	-	4,193	-	4,193
Other	-	4,109	2,043	6,152

Total assets at fair value	$-	$33,487	$2,043	$35,530

	December 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed Government sponsored enterprises	$-	$29,869	$-	$29,869
Municipals	-	4,068	-	4,068
Other	-	4,049	1,836	5,885

Total assets at fair value	$-	$37,986	$1,836	$39,822

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the nine months ended

September 30, 2014 and 2013 (amounts in thousands):

	September 30,	September 30,
	2014	2013

Beginning of Year Balance	$1,836	$1,401
Discount Accretion	7	6
Reduction in Unrealized Loss	200	306
Ending Balance	$2,043	$1,713

The following table presents quantitative information about Level 3 fair value measurements at September 30, 2014 (amounts in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates

Collateralized Debt Obligations	$1,543	Discounted cash flows	Discount rate	Approximately 10%
			Weighted default probability for deferring issuers	Approximately 60%
			Recovery rate on deferring issuers	10% - 15%
			Default probability for current issuers	0.33% - 20.00%
Trust Preferred Security	$500	Discounted cash flows	Discount rate	Approximately 4%

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

In addition to the collateralized debt obligations included in the table above, the Company owns a trust preferred security backed by a single issuer for which meaningful pricing data is not readily available. The security’s book value of $500,000 is assumed to equal its fair value. The discount rate shown for the security in the table above approximates the security’s yield at September 30, 2014.

There were no changes in unrealized gains and losses for Level 3 asssets which were recorded in earnings for either of the nine month periods ended September 30, 2014 or September 30, 2013.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$1,512	$1,512
Multifamily	-	-	950	950
Commercial Real Estate	-	-	1,136	1,136
Construction and Land Development	-	-	742	742
Commercial & Industrial	-	-	108	108
Other Real Estate Owned
1 - 4 Family Residential	-	-	334	334
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$4,836	$4,836

	December 31, 2013
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$2,574	$2,574
Multifamily	-	-	1,050	1,050
Commercial Real Estate	-	-	753	753
Construction and Land Development	-	-	735	735
Other Real Estate Owned
Commercial Real Estate	-	-	585	585
Construction and Land Development	-	-	254	254

Total assets at fair value	$-	$-	$5,951	$5,951

Impaired loans that are measured at fair value had a recorded investment of $3,700,000 with a valuation allowance of $68,000 at September 30, 2014, resulting in an additional provision for loan losses of $113,000 for the nine months ended September 30, 2014. The additional provision included $21,000 for 1 – 4 Family Residential loans and $92,000 for Multifamily loans. During the three months ended September 30, 2014, the Company charged down its impaired Multifamily loans, thereby eliminating the related valuation allowance. The additional provision for loan losses for the three months ended September 30, 2014 totaled $21,000 and was attributable to 1- 4 Family Residential loans.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $361,000, which is made up of the outstanding balance of $482,000, net of a valuation allowance of $121,000 at September 30, 2014. This  valuation allowance included an impairment provision of $6,000 made during the nine months ended September 30, 2014, all of which related to 1 – 4 Family Residential property. There was no impairment provision made for the three months ending September 30, 2014. Other real estate owned measured at fair value less costs to sell had a net carrying amount of $780,000, which is made up of the outstanding balance of $1,014,000, net of a valuation allowance of $234,000, at December 31, 2013. This valuation allowance included $75,000 of impairment made during the year ended December 31, 2013. The breakdown of this impairment was as follows: $14,000 for Construction and Land Development loans, and $61,000 for 1-4 Family Residential loans.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014:

	Valuation Techniques	Unobservable Inputs	Range
Impaired Loans

1 - 4 Family Residential	Sales comparison approach	Bank Owned Discount	10%-20%
Multifamily Residential
Construction and Land Development

Commercial Real Estate	Sales comparison approach	Bank Owned Discount	10%-20%
	Income approach	Capitalization Rate	8% - 12%

Other Real Estate Owned

Commercial Office Properties	Sales comparison approach	Bank Owned Discount	10%-20%
	Income approach	Capitalization Rate	8% - 12%

Commercial Lots	Sales comparison approach	Bank Owned Discount	10%-20%
Residential 1 – 4 Family Lots
Residential 1 – 4 Family Homes
Residential 1 – 4 Under Construction
Multifamily Residential

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (amounts in thousands):

	Fair Value Measurements at September 30, 2014 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$29,529	$29,529	$-	$-	$29,529
Available for sale investment securities	35,530	-	33,487	2,043	35,530
Federal Home Loan Bank Stock	3,550	N/A	N/A	N/A	N/A
Loans, net	349,000	-	-	345,578	345,578
Accrued interest receivable	1,183	-	101	1,082	1,183

Financial liabilities
Deposits	323,879	-	297,200	-	297,200
Short term borrowings	9,664	-	9,664	-	9,664
Advances from Federal Home Loan Bank	70,000	-	73,112	-	73,112
Junior subordinated debentures	10,310	-	-	4,944	4,944
Accrued interest payable	934	-	933	1	934

	Fair Value Measurements at December 31, 2013 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,460	$28,460	$-	$-	$28,460
Available for sale investment securities	39,822	-	37,986	1,836	39,822
Federal Home Loan Bank Stock	3,629	N/A	N/A	N/A	N/A
Loans held for sale	271	-	271	-	271
Loans, net	325,865	-	-	315,917	315,917
Accrued interest receivable	1,122	-	113	1,009	1,122

Financial liabilities
Deposits	315,828	-	303,851	-	303,851
Short term borrowings	4,818	-	4,818	-	4,818
Advances from Federal Home Loan Bank	69,000	-	72,158	-	72,158
Junior subordinated debentures	10,310	-	-	4,826	4,826
Accrued interest payable	1,049	-	599	450	1,049

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2013. Results of operations for the period ending September 30, 2014 are not necessarily indicative of the results to be attained for any other period.

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

Results of Operations

The Company’s net income for the nine months ended September 30, 2014 was $2,385,000 or $0.34 per basic share, compared to net income of $8,735,000, or $1.23 per basic share, for the nine months ended September 30, 2013. The net income for the nine months ended September 30, 2013 included a tax benefit of $6,363,000 resulting from a reversal of the valuation allowance on the Company’s deferred tax asset. The average number of basic shares outstanding for the nine months ended September 30, 2014 was 7,089,630 compared to 7,074,183 for the nine months ended September 30, 2013.

The Company’s net income for the three months ended September 30, 2014 was approximately $1,033,000 or $0.15 per basic share, compared to net income of approximately $694,000, or $0.10 per basic share, for the three months ended September 30, 2013. The average number of basic shares outstanding for the three months ended September 30, 2014 was 7,093,132 compared to 7,077,878 for the three months ended September 30, 2013.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings. Net interest income was $10.9 million for the nine months ended September 30, 2014, compared to $10.4 million for the nine months ended September 30, 2013. Net interest income was $3.7 million for the three months ended September 30, 2014, compared to $3.5 million for the three months ended September 30, 2013.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities. The increase in the Company’s net interest income for the nine months and three months ended September 30, 2014 compared to the same periods of 2013 was due to increased interest income and decreased interest expense between the two periods. The increase in interest income primarily related to interest income on loans. Interest income on loans increased between the two periods due to increases in volume which outpaced declines due to lower average rates. The decrease in interest expense was primarily driven by lower interest expense on time deposits. Interest expense on time deposits decreased between the two periods due to changes in both volume and rate, as the Company was able to lower its cost of funds on time deposits while changing its funding mix towards deposits with lower funding costs.

Average earning assets for the nine months ended September 30, 2014 increased 3.3 percent to $392.9 million from the $380.3 million reported for the nine months ended September 30, 2013. The increase was primarily attributable to an increase of $15.6 million in average loans. The increase in average loans between the two periods was primarily due to the Company’s retaining a greater percentage of residential 1-4 family mortgage loans in its loan portfolio in 2014.

Average interest bearing liabilities for the nine months ended September 30, 2014 increased 1.6 percent to $349.4 million from the $343.9 million reported for the nine months ended September 30, 2013. The increase was attributable to increases of $17.5 million and $1.1 million in average savings and transaction accounts and other borrowings, respectively, partially offset by a decrease of $13.1 million in average time deposits. The decrease in average time deposits was attributable to a $16.2 million decrease in retail time deposits, partially offset by a $3.0 million increase in brokered and wholesale time deposits. The increase in average other borrowings primarily related to Federal Home Loan Bank Borrowings.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the nine months ended September 30, 2014 and 2013.

	For the nine months ended			For the nine months ended
	September 30, 2014			September 30, 2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$13,046	$24	0.24%	$13,182	$24	0.24%
Investments – taxable	40,652	725	2.38	42,903	677	2.11
Investments - nontaxable(2)	3,920	176	6.04	4,471	206	6.16
Total investments and federal funds sold	57,618	925	2.15	60,556	907	2.00
Loans (3)(4)	335,285	12,703	5.06	319,735	12,468	5.21
Total earning assets/interest income	392,903	13,628	4.63%	380,291	13,375	4.70%
Other assets	55,446			54,035
Total assets	$448,349			$434,326
Liabilities
Savings and transaction accounts	$137,778	501	0.49%	$120,311	488	0.54%
Time deposits	136,397	728	0.71	149,509	937	0.84
Other borrowings	64,903	1,343	2.77	63,805	1,346	2.82
Subordinated debt	10,310	134	1.73	10,310	140	1.81
Total interest bearing liabilities/interest expense	349,388	2,706	1.03%	343,935	2,911	1.13%
Non-interest bearing liabilities	54,846			52,132
Total liabilities	404,234	2,706	0.90%	396,067	2,911	0.98%
Equity	44,115			38,259
Total liabilities and equity	$448,349			$434,326
Net interest income/margin (5)		$10,922	3.69%		$10,464	3.65%
Net interest spread (6)			3.60%			3.57%

(1)	Annualized
(2)	Yield is calculated on a tax equivalent basis.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $529,000 in 2014 and $474,000 in 2013.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the nine months ended September 30, 2014 the average yield on earning assets was 4.63 percent, while the average cost of interest bearing liabilities was 1.03 percent. For the nine months ended September 30, 2013 the average yield on earning assets was 4.70 percent and the average cost of interest-bearing liabilities was 1.13 percent. The moderate decrease in the overall asset yield is primarily due to loan yields, which decreased to 5.06% for the nine months ended September 30, 2014 from 5.21% for the nine months ended September 30, 2013. Partially offsetting this decrease was an increase in yields on taxable investments, which had yields of 2.38% and 2.11% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The increased yields on these investments were primarily due to significantly lower levels of prepayments on mortgage backed securities during the nine months ended September 30, 2014. Prepayments on the Company’s mortgage backed securities totaled $2,060,000 and $6,906,000 during the nine months ended September 30, 2014 and September 30, 2013, respectively. All mortgage backed securities in the Company’s investment portfolio were purchased at a premium, so slower prepayment speeds have the effect of increasing the interest income and yield on these investments. The decrease in the cost of average interest bearing liabilities was primarily due to decreases in average rates paid on time deposits and other borrowings. The net interest margin was 3.69 percent and 3.65 percent for the nine months ended September 30, 2014 and 2013, respectively. The increase in the net interest margin was attributable to an increase of $458,000 in net interest income, which was comprised of an increase in interest income of $253,000 and a decrease in interest expense of $205,000. The increase in interest income was primarily due to a $235,000 increase in interest income on loans, driven by an increase in overall volume, while the interest expense reduction was primarily attributable to a $209,000 decrease in interest expense on time deposits, which was mostly driven by a decline in rate.

The following table presents changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the nine months ended September 30, 2014
	Versus nine months ended September 30, 2013 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$-	$-	$-
Investments - taxable	(36)	84	48
Investments - non taxable(2)	(26)	(4)	(30)
Total investments and federal funds sold	(62)	80	18
Net loans (3)(4)	608	(373)	235
Total interest income	546	(293)	253
Interest expense:
Savings and transaction accounts	71	(58)	13
Time deposits	(83)	(126)	(209)
Other borrowings	24	(27)	(3)
Subordinated debt	-	(6)	(6)
Total interest expense	12	(217)	(205)
Net interest income	$534	$(76)	$458

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $529,000 in 2014 and $474,000 in 2013.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

Average earning assets for the three months ending September 30, 2014 increased 4.3 percent to $398.3 million from the $381.8 million reported for the three months ending September 30, 2013. The increase was primarily attributable to an increase of $25.0 million in average loans, partially offset by an $8.5 million decrease in average investments and federal funds sold. The increase in average loans between the two periods was primarily due to the Company’s retaining a greater percentage of residential 1-4 family mortgage loans in its loan portfolio in 2014.

Average interest bearing liabilities for the three months ending September 30, 2014 increased 2.0 percent to $349.0 million from $342.3 million for the three months ending September 30, 2013. The increase was attributable to an increase of $13.4 million in average savings and transacation accounts, partially offset by a decrease of $6.6 million in average time deposits, as well as a $0.1 million decrease in other borrowings. The decrease in average time deposits was attributable to a decrease of $17.6 million in average retail time deposits, partially offset by an increase of $11.0 million in brokered and wholesale time deposits.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended September 30, 2014 and 2013.

(Dollars in thousands)	For the three months ended			For the three months ended
	September 30, 2014			September 30, 2013
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$12,763	$8	0.23%	$16,420	$11	0.28%
Investments – taxable	37,869	222	2.32	42,702	280	2.60
Investments - nontaxable (2)	3,922	58	5.98	3,907	59	5.99
Total investments and federal funds sold	54,554	288	2.10	63,029	350	2.21
Loans (3)(4)	343,722	4,286	4.95	318,748	4,106	5.11
Total earning assets/interest income	398,326	4,574	4.56%	381,777	4,456	4.63%
Other assets	54,039			55,047
Total assets	$452,365			$436,824
Liabilities
Savings and transaction accounts	$139,677	162	0.46%	$126,236	183	0.57%
Time deposits	134,556	239	0.70	141,090	269	0.76
Other borrowings	64,481	452	2.78	64,641	452	2.78
Subordinated debt	10,310	44	1.71	10,310	47	1.81
Total interest bearing liabilities/interest expense	349,024	897	1.02	342,277	951	1.10
Non-interest bearing liabilities	58,176			56,110
Total liabilities	407,200	897	0.87	398,387	951	0.95
Equity	45,165			38,437
Total liabilities and equity	$452,365			$436,824
Net interest income/margin (5)		$3,677	3.66%		$3,505	3.64%
Net interest spread (6)			3.54%			3.53%

(1)	Annualized
(2)	Yield is calculated on a tax equivalent basis.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $188,000 in 2014 and $155,000 in 2013.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended September 30, 2014 the average yield on earning assets was 4.56 percent, while the average cost of interest bearing liabilities was 1.02 percent. For the three months ended September 30, 2013 the average yield on earning assets was 4.63 percent and the average cost of interest-bearing liabilities was 1.10 percent. The moderate decrease in the overall asset yield is primarily due to loan yields, which decreased to 4.95% for the three months ended September 30, 2014 from 5.11% for the three months ended September 30, 2013. The decrease in the cost of average interest bearing liabilities from the third quarter of 2013 to the third quarter of 2014 was primarily due to decreases in average rates paid on time deposits and savings and transaction accounts. The net interest margin was 3.66 percent and 3.64 percent for the three months ended September 30, 2014 and 2013, respectively. The increase in the net interest margin was attributable to an increase of $172,000 in net interest income, which was comprised of an increase in interest income of $118,000 and a decrease in interest expense of $54,000. The increase in interest income was primarily due to a $160,000 increase in interest income on loans, while the interest expense reduction was primarily attributable to a $30,000 decrease in interest expense on time deposits.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the three months ended September 30, 2014
	Versus three months ended September 30, 2013 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$(2)	$(1)	$(3)
Investments - taxable	(32)	(26)	(58)
Investments - non taxable(2)	-	(1)	(1)
Total investments and federal funds sold	(34)	(28)	(62)
Net loans (3)(4)	323	(143)	180
Total interest income	289	(171)	118
Interest expense:
Savings and transaction accounts	19	(40)	(21)
Time deposits	(12)	(18)	(30)
Other borrowings	(1)	1	-
Subordinated debt	-	(3)	(3)
Total interest expense	6	(60)	(54)
Net interest income	$283	$(111)	$172

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $188,000 in 2014 and $155,000 in 2013.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2014 was approximately $1,630,000, compared to approximately $1,840,000 for the nine months ended September 30, 2013, a decrease of approximately $210,000. This was primarily due to a decrease of approximately $176,000 in gains on sale of mortgage loans held for sale. The decrease in the gain on sale of mortgage loans held for sale was reflective of the Company’s decision to keep a much higher percentage of mortgage loans originated during the nine months ended September 30, 2014, as compared to those originated during the nine months ended September 30, 2013.

Noninterest income for the three months ended September 30, 2014 was approximately $512,000, compared to approximately $560,000 for the three months ended September 30, 2013, a decrease of approximately $48,000. This was primarily due to a decrease of approximately $26,000 in gains on sale of mortgage loans held for sale. The decrease in the gain on sale of mortgage loans held for sale was again reflective of the Company’s decision to keep a much higher percentage of mortgage loans originated during the three months ended September 30, 2014, as compared to those originated during the three months ended September 30, 2013.

Noninterest expenses for the nine months ended September 30, 2014 were $8,983,000, compared to $9,858,000 for the nine months ended September 30, 2013, a decrease of $875,000. The largest contributing factor to this decrease was a $380,000 decrease in salaries and benefits. The decrease in salaries and benefits was primarily attributable to the sale and benefit obligation settlement of a split dollar life insurance policy to the Company’s CEO. Proceeds received on this transaction represent a partial refund of insurance premiums, which was recorded as a $271,000 reduction to life insurance expense. Also contributing to the decrease in salaries and benefits was a $156,000 decrease in bonus accruals, partially offset by higher compensation expense related to increases in health insurance costs and other employee benefits. Other decreases for the nine months ended September 30, 2014 included occupancy expenses and insurance costs, which decreased $120,000 and $136,000, respectively. The decrease in occupancy expenses primarily resulted from reduced rents owed on bank property, reduced maintenance costs, and lower real estate taxes. The lower insurance costs related to improved asset quality which contributed to reduced FDIC insurance premiums. Finally, during the nine months ended September 30, 2014, professional fees decreased $97,000. These decreases related to legal fees and shareholder expenses.

Noninterest expenses for the three months ended September 30, 2014 were $2,738,000, compared to $3,350,000 for the three months ended September 30, 2013, a decrease of $612,000. The largest single contributing factor to this decrease was a $274,000 decrease in salaries and benefits. As was the case for the nine-month period, the decrease in salaries and benefits was due primarily due to the sale of a split dollar life insurance policy to the Company’s CEO, which resulted in a $271,000 reduction to life insurance expense. Also contributing to the reduction in noninterest expenses during the three months ended September 30, 2014 was the recognition of $184,000 of gains on the sale of other real estate. There were no such gains in the three months ended September 30, 2013. Other decreases for the three months ended September 30, 2014 included insurance and professional fees, which decreased $41,000 and $33,000, respectively. As in the nine month period, the decrease in insurance expenses related to the Company’s improved asset quality between the two periods, which contributed to lower FDIC premiums, and the decrease in profeesional fees expenses related to legal fees and shareholder expenses.

Income Taxes

At June 30, 2013, as referenced in Note 7 to the Condensed Consolidated Financial Statements, the Company reversed the majority of its valuation allowance on its deferred tax assets. The net amount of the Company’s deferred tax assets totaled $6,196,000 at September 30, 2014. The Company’s income tax expense for the nine months ended September 30, 2014 totaled $1,121,000, comprised of $1,012,000 for Federal income taxes and $109,000 for South Carolina income taxes. The Company’s income tax benefit for the nine months ended September 30, 2013 totaled $6,363,000, which was comprised of a Federal income tax benefit of $6,770,000 and South Carolina income tax expense of $407,000. The Federal income tax benefit related to the reversal of the Company’s deferred tax valuation allowance, and the South Carolina income tax expense related primarily to the impact of the deferred tax valuation allowance reversal on South Carolina taxable income.

The Company’s income tax expense for the three months ended September 30, 2014 totaled $397,000, comprised of $355,000 for Federal income taxes and $42,000 for South Carolina income taxes. The Company’s effective tax rate for this period was 28%, as compared to 35% for the six months ended June 30, 2014. The cause of this change in effective rate was the tax treatment of the previously discussed $271,000 reduction of life insurance expense related to the sale and benefit obligation settlement of a split dollar life insurance policy. The proceeds of this transaction were nontaxable, as they represented a partial refund of nondeductible key man life insurance premiums. The Company recorded no income tax expense or benefit for the three months ended September 30, 2013, as it had already accrued estimates for these amounts at the June 30, 2013 period, netting these accruals out of the income tax benefit recognized as the result of the reversal of its deferred tax valuation allowance. The Company determined that no revision to its income tax estimate was necessary for the three months ended September 30, 2013.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less certificates of deposit $100,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 80.3% of total deposits as of September 30, 2014. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. Available borrowings under this line totaled $49.3 million at September 30, 2014. The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce, $10 million with Zion’s Bank, $5 million with Center State Bank, and $8 million with First Tennessee Bank. These accommodations may be withdrawn at any time at the sole discretion of these institutions. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window. The Company has pledged its portfolios of construction and land development loans and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $26.4 million at September 30, 2014.

Loans

Gross loans totaled approximately $354,938,000 and $331,906,000 at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the Company had $8 million of nonaccrual loans and no loans 90 days delinquent and still accruing interest. Of these, $7.0 million are secured by real estate. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2013, the Company had $9.9 million of nonaccrual loans and no loans 90 days past due and still accruing interest. At September 30, 2013, the Company had $9.2 million of nonaccrual loans and no loans 90 days past due and still accruing interest. The allowance for loan losses was 1.67 percent of loans as of September 30, 2014, compared to 1.82 percent as of December 31, 2013 and 2.02 percent as of September 30, 2013.

For the nine months and three months ended September 30, 2014 and 2013, the Company recorded no loan loss provision. Net chargeoffs for the nine months ended September 30, 2014 totaled approximately $103,000. Net chargeoffs for the nine months ended September 30, 2013 totaled approximately $1.5 million. The need for future loan loss provisions will be influenced by loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, the level of loans with credit grades of 6 through 9, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration historical loan losses, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions in our loan portfolio, potential repayment risk for floating and adjustable rate loans due to the potential for rising interest rates, risks posed by unseasoned loans durings periods of growth in the loan portfolio, and collateral values of impaired loans deemed to be collateral dependent. The Company’s September 30, 2014 allowance for loan losses calculation used a twelve quarter lookback period for historical losses, in contrast to the four quarter timeframe used for prior periods. The twelve quarter lookback period, reflecting losses experienced during the economic cycle of the last three years, was deemed by management to most closely approximate the level of probable incurred losses in the loan portfolio. As referenced in Note 6 to the Condensed Consolidated Financial Statements, the Company’s other general reserves portion of its allowance for loan losses increased by $14,000 during the nine months ended September 30, 2014, from $1,339,000 at December 31, 2013 to $1,353,000 at September 30, 2014.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

Other general reserves at September 30, 2014 and December 31, 2013 were comprised of the following risk factors:

(Dollars in Thousands)	September 30, 2014	December 31, 2013

Loan to value exposure	$705	$672
Floating and adjustable rate exposure	645	665
Portfolio growth exposure	3	2
Total	$1,353	$1,339

As shown above, a significant portion of the increase in other general reserves during the nine months ended September 30, 2014 was attributable to reserves related to loan to value exposure, which increased by $33,000. This increase was intended to capture the incremental loss for loans with loan to value exposure that also carry interest only terms and have credit risk grades of 7 or below. The exposure from loans with these additional risk characteristics is now calculated at 2.5 times the base amount due to the additional risks posed by these characteristics. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of inherent losses in the loan portfolio as of September 30, 2014.

For the nine months ended September 30, 2014, net chargeoffs to average loans outstanding totaled less than .05% on an annualized basis while the allowance for loan losses to gross loans totaled 1.67% at September 30, 2014. For the nine months ended September 30, 2013, net chargeoffs to average loans outstanding totaled 0.61% on an annualized basis while the allowance for loan losses to gross loans totaled 2.02% at September 30, 2013.

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At September 30, 2014 potential problem loans totaled $10.8 million, and were comprised of $719,000 of construction and land development real estate loans, $6.6 million of nonfarm, nonresidential real estate loans, $2.6 million of 1-4 family mortgage loans, $348,000 of multifamily real estate loans, and $479,000 of various loan types not secured by real estate, primarily commercial and industrial loans. At September 30, 2013 potential problem loans totaled $14.4 million, and were comprised of $2.4 million of construction and land development real estate loans, $7.6 million of nonfarm, nonresidential real estate loans, $3.4 million of 1-4 family mortgage loans, and $1.0 million of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $4.1 million as of September 30, 2014, $5.2 million at December 31, 2013, and $5.4 million as of September 30, 2013, net of a valuation reserve. Sales of other real estate owned totaled approximately $2.2 million and $2.9 million for the nine months ended September 30, 2014, and 2013, respectively. The Company generated loans to facilitate the sales of other real estate owned totaling $1.0 million and $2.1 million during the nine months ended September 30, 2014 and September 30, 2013, respectively. Impairment charges on other real estate owned totaled $6,000 and $4,000 for the nine months ended September 30, 2014, and 2013, respectively.

Deposits

Deposits increased $8.1 million during the first nine months of 2014 to $323.9 million at September 30, 2014. Included in this amount was an increase of $10.9 million in noninterest bearing deposits partially offset by a $2.8 million decrease in interest bearing accounts. The decrease in interest bearing deposits was primarily comprised of a decrease of $5.2 million of time deposits, partially offset by a $2.4 million overall increase in savings, money market, and interest bearing transaction accounts. The decrease in time deposits was attributable to a $16.2 million decrease in retail time deposits, which was substantially offset by an $11.0 million increase in brokered and wholesale time deposits. Brokered and wholesale time deposits totaled $12.3 million and $1.2 million at September 30, 2014 and December 31, 2013, respectively. The reduction in retail time deposits relative to the growth in the Company’s noninterest bearing transaction accounts lowered the Company’s cost of funds and improved the deposit mix, a key strategic objective identified by management.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at September 30, 2014 and December 31, 2013 are summarized as follows:

September 30, 2014
(Dollars in Thousands)
Maturity	Rate	Balance

February 2015	0.36%	$8,000
March 2016	2.04%	10,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$70,000

December 31, 2013
(Dollars in Thousands)
Maturity	Rate	Balance

February 2014	0.36%	$7,000
March 2016	2.04%	10,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$69,000

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

Capital Resources

The Company’s total shareholders’ equity increased by approximately $3,093,000 during the first nine months of 2014, primarily due to net income of $2,385,000, other comprehensive income of $633,000, and proceeds from stock issuances of approximately $75,000 pursuant to our Employee Stock Purchase Plan. The Company’s Tier 1 capital to average assets ratio was 11.46 percent as of September 30, 2014 compared to 11.10 percent as of December 31, 2013.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% of average assets for Tier 1 and 8% of risk-weighted assets for total risk-based capital. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank. As of September 30, 2014, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Well Capitalized		Adequately Capitalized
	Actual		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$52,067	15.94%	$32,659	10.00%	$26,127	8.00%
Tier 1 capital (to risk-weighted assets)	47,957	14.68%	19,595	6.00%	13,063	4.00%
Tier 1 capital (to average assets)	47,957	10.81%	22,183	5.00%	17,747	4.00%
The Company
Total capital (to risk-weighted assets)	56,917	17.11%	N/A	N/A	26,606	8.00%
Tier 1 capital (to risk-weighted assets)	52,736	15.86%	N/A	N/A	13,303	4.00%
Tier 1 capital (to average assets)	52,736	11.46%	N/A	N/A	18,403	4.00%

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2014, the Company had issued commitments to extend credit of approximately $25.9 million and letters of credit of approximately $27,000 through various types of commercial lending arrangements. Approximately $16.1 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2014.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,559	$1,596	$5,982	$9,137	$16,798	$25,935
Standby letters of credit	-	27	5	32	-	32
Totals	$1,559	$1,623	$5,987	$9,169	$16,798	$25,967

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

SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 6. Exhibits

10	Split Dollar Termination Agreement, dated August 11, 2014, between the Registrant and L. Wayne Pearson
(incorporated by reference to Report on Form 8-K, filed August 14, 2014)

31-1	Rule 13a-14(a) Certifications of CEO

31-2	Rule 13a-14(a) Certifications of CFO

32	Section 1350 Certification

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2014	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: November 13, 2014	By:	/s/ William C. Heslop
William C. Heslop
Chief Financial Officer

SOUTHCOAST FINANCIAL CORPORATION

Exhibit Index

10	Split Dollar Termination Agreement, dated August 11, 2014, between the Registrant and L. Wayne Pearson (incorporated by reference to Report on Form 8-K, filed August 14, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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