Form 10-K
period 2014-12-31
SOUTHCOAST FINANCIAL CORP
filed 2015-03-12
CIK 1083689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014	File Number 0-25933

SOUTHCOAST FINANCIAL CORPORATION

(Exact name of Registrant as specified in its Charter)

South Carolina	57-1079460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $42,900,648. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 28, 2015, there were 7,099,979 shares of the Registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2014- Parts I and II

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

At March 1, 2015, the Bank employed 89 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

The Bank competes in the Charleston - North Charleston MSA. As of June 30, 2014, 32 banks, savings and loans, and savings banks with 209 branch locations competed in the Charleston - North Charleston MSA. As of June 30, 2014, the Bank held 3.31% of total deposits in the MSA of $10.4 billion.

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

Available Information

The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the “1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company does not have a website, but the Bank maintains a website at ww.southcoastbank.com. As required by SEC rules, the Company’s 2014 Annual Report to Shareholders will be posted on this website upon mailing to shareholders. Reports of beneficial ownership of securities filed on behalf of the Company’s directors and executive officers pursuant to Section 16 of the Securities Exchange Act of 1934 and the Company’s other SEC filings, including financial statements in interactive data format, are also available on the Bank’s website. Persons who are unable to obtain such filings from the SEC website or the Bank’s website may obtain free copies from the Company upon request to William C. Heslop, Senior Vice President, Southcoast Financial Corporation, 530 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina 29464.

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

As set forth under the caption “Management’s Discussion and Analysis – Capital Resources” in the Company’s Annual Report to Shareholders for the year ended December 31, 2014, which is included as Exhibit 13 to this Form 10-K, the Company and the Bank exceeded all applicable capital requirements at December 31, 2014.

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

FDIC Insurance Assessments

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC (“DIF”). The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250,000 per account. The FDIC maintains the DIF by assessing depository institutions insurance premiums on FDIC insured institutions. The Bank’s FDIC assessment expense during 2014 totaled $374,000.

FDIC insured institutions are also required to pay a Financing Corporation assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC is authorized to conduct examinations of, and to require reporting by, FDIC insured institutions, and it may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC may terminate the deposit insurance of any insured depository institution if it determines, after notice and hearing, that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, remain insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Regulation of the Bank

The Bank is subject to regulation and examination by the State Board and the FDIC. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.

The Bank’s loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending practices; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and the Real Estate Settlement Procedures Act, governing certain aspects of the settlement process for residential mortgage loans.

The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records; the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; the Check Clearing for the 21st Century Act, which gives “substitute checks” such as digital check images, and copies made from the image, the same legal standing as the original paper check; and the Truth in Savings Act, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions.

The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act has had, and will continue to have, extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies are regulated in the future. The Dodd-Frank Act includes changes to the financial regulatory systems, enhanced bank capital requirements, creates the Financial Stability Oversight Council, provides for mortgage reform provisions regarding a customer’s ability to repay, changes the assessment base for federal deposit insurance, makes permanent the $250,000 limit for federal deposit insurance, implements corporate governance requirements for public companies with regard to executive compensation including providing shareholders the right to vote on executive compensation, repeals the federal prohibitions on the payment of interest on demand deposits, and amends the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions, among other measures. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has been given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

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

Over the past several years, the volatility and disruption of financial and credit markets reached unprecedented levels for recent times. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If recent and current levels of market disruption and volatility continue, recur, or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Although we are currently well capitalized, we may need to raise additional capital in the future to support additional growth or to meet increasing regulatory requirements. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited and, if we cannot continue to meet regulatory capital requirements, our existence could also be limited.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate markets could hurt our business.

A significant portion of our loan portfolio is secured by real estate, which provides an alternate source of repayment in the event of default by the borrower. However, the property may deteriorate in value before the loan is repaid, as was the case in recent years. The real estate market was substantially impacted by the recent recessionary economic environment, increased levels of inventories of unsold homes, and higher foreclosure rates. As a result, property values declined substantially. In some cases, this downturn resulted in impairment to the value of our collateral and our ability to sell the collateral upon foreclosure. Real estate values in our markets have recently begun to improve, but any future deterioration in the real estate market may result in a negative impact on the level of credit quality in our loan portfolio, and may lead to an additional increase in our provisions for loan losses, which could adversely impact our business, financial condition, and results of operations.

We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

Commercial real estate, commercial business and construction lending usually involves higher credit risks than single-family residential lending. These types of loans may involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically depends on being able to either refinance the loan or sell the underlying property in a timely manner.

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

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with accounting principles generally accepted in the United States (“GAAP”) or are materially misleading.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “SOCB.” Since January 1, 2014, the average daily trading volume has been approximately 7,780 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

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

At December 31, 2014, the Bank also held seven properties acquired through foreclosure or in settlement of loans. All of the properties were being marketed for sale.

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

The information set forth under the caption “Corporate Data -- Common Stock and Dividends” in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2014 (the “2014 Annual Report”), which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

There were no sales of equity securities by the Company during the year ended December 31, 2014 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The Company did not purchase any shares of its equity securities during the fourth quarter of 2014.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth under the caption “Management’s Discussion and Analysis” in the 2014 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information set forth under the captions “Management’s Discussion and Analysis – Market Risk – Interest Rate Sensitivity” and “–Off Balance Sheet Arrangements” in the 2014 Annual Report, which information is set forth in Exhibit 13 to this Form 10-K, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, including Notes thereto, in the 2014 Annual Report, which are set forth in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

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

Management has assessed the effectiveness of Southcoast Financial Corporation’s internal control over financial reporting as of December 31, 2014. In making our assessment, management has utilized the framework published in 1992 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework.” Based on our assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Date: March 12, 2015

/s/ L. Wayne Pearson	/s/ William C. Heslop
L. Wayne Pearson	William C. Heslop
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

No information was required to be disclosed in a Form 8-K during the fourth quarter of 2014 that was not so disclosed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Nominees

Set forth below is information about our current directors. Each director is also a director of our wholly owned subsidiary, Southcoast Community Bank (our “Bank”).

Name	Age	Business Experience During the Past Five Years	Director Since

Directors whose terms of office continue until the Annual Meeting of Shareholders in 2015:

Tommy B. Baker	69	Owner- Baker Motors of Charleston (automobile dealership).	2005

William A. Coates	65

Attorney and shareholder, Roe, Cassidy, Coates & Price, P.A., Greenville, South Carolina (attorneys) since January 1, 2002; attorney and shareholder, Love, Thornton, Arnold & Thomson, P.A., Greenville, South Carolina (attorneys) 1980-2001; Vice Chairman of our Company and our Bank.

			1998*

Stephen F. Hutchinson	68	President, The Hutchinson Company, Inc. (real estate).	2005

Directors whose terms of office will continue until the Annual Meeting of Shareholders in 2016:

L. Wayne Pearson	67	Chairman, Chief Executive Officer, and President of our Company and our Bank since June, 1998.	1998*

Robert M. Scott	71

Treasurer, Secretary and Executive Vice President of our Company and our Bank since November, 2011; Chief Financial Officer of our Company and our Bank from June, 1998 until May, 2006; Secretary of our Company and our Bank since June, 1998.

			1998*

Director whose term of office will continue until the Annual Meeting of Shareholders in 2017:

James P. Smith, CLU, ChFC	60	President and Chief Executive Officer, Atlantic Coast Advisory Group (insurance sales) since 2004; Member of MUSC Children’s Hospital Fund Raising Advisory Board, 2008.	1998*

*Includes membership on the Board of Directors of our Bank prior to organization of our Company as a holding company for our Bank in 1999.

None of the nominees nor any director nor any of the principal executive officers are related by blood, marriage or adoption in the degree of first cousin or closer.

The Nominating Committee believes the combined business and professional experience of the Company’s directors, and their various areas of expertise make them a useful resource to management and qualify them for service on the Board. Most of our Board members have served on the Board since our organization, and Mr. Pearson has been our Chief Executive Officer and Chairman since our organization. During their tenures, these directors have gained considerable institutional knowledge about the Company and its operations, which has made them effective board members. Because the Company’s operations are complex and highly regulated, continuity of service and this development of institutional knowledge help make the Board more efficient and more effective at developing long-range plans than it would be if there were frequent turnover in Board membership. When Board members retire from the Board, the Nominating Committee seeks out replacements who it believes will make significant contributions to the Board for a variety of reasons, including among others, business and financial experience and expertise, business and government contacts, relationship skills, knowledge of the Company, and diversity.

Mr. Pearson was an organizer of our Company and our Bank, and has served as the president and Chief Executive Officer and Chairman of the Board of Directors of our Company and our Bank since that time. He has over 40 years experience in banking and has significant banking contacts throughout the state of South Carolina.

Mr. Scott was also an organizer of our Company and our Bank, and has served as a director of each since that time. He also served as the Chief Financial Officer of the Company and the Bank from the Company’s organization through May 2006. In November 2011, he rejoined the Company and the Bank as Treasurer and Executive Vice-President. He has over 40 years experience in banking and has significant contacts within the industry.

Mr. Coates, who is currently our Vice Chairman, was also an organizer of our Company and our Bank, and has served as a director of each since that time. He has been an attorney in the state of South Carolina for over 30 years. His legal experience and insights are a valuable resource to our Board. Additionally, during his many years of legal practice, he has developed significant contacts throughout the state and utilizes information gained from those contacts to provide guidance to the Board regarding economic conditions beyond our direct service area.

Mr. Smith was also an organizer of our Company and our Bank, and has served as a director of each since that time. He has over 30 years experience in the financial services industry, most recently as the President and Chief Executive Officer of Atlantic Coast Advisory Group, an insurance brokerage firm. He uses his in depth knowledge of financial risk management tools to provide guidance to us on matters involving risk and risk management.

Mr. Hutchinson has served as a member of our Board of Directors since 2005, and is also a member of our Bank’s Board of Directors. Prior to his election to our Board of Directors, he served on the advisory board of our Summerville region. He has over 30 year’s experience in the real estate development industry in the greater Charleston area. He provides the Board with insights into the real estate market in the area, which we use in developing our long range strategy, as well as in understanding individual loans requiring board approval.

Mr. Baker has served as a member of our Board of Directors since 2005, and is also a member of our Bank’s Board of Directors. He has over 30 years experience in the automobile dealership industry. In that time he has developed extensive knowledge of financing, as well as the skills required to develop and implement a successful long range business and marketing strategy for an organization. As a member of our Board, he translates this knowledge and skill set to the financial services industry in providing guidance to the Board on long range strategy and short term implementation of that strategy.

Executive Officers

Our executive officers are L. Wayne Pearson, Robert A. Daniel, Jr., Robert M. Scott, William B. Seabrook, William R. Billings, and William C. Heslop. Messrs. Pearson and Scott are directors and information about their ages and business experience is set forth above. Information about Messrs. Daniel, Seabrook, Billings, and Heslop is set forth below.

Name	Age	Business Experience During Past Five Years

Robert A. Daniel, Jr.	64	Executive Vice President of our Company and our Bank since 2005; Chief Lending Officer of our Bank since 1998; Senior Vice President of our Bank from 1999 to 2005.

William B. Seabrook	58

Executive Vice President of our Company and our Bank since 2005, and Chief Operating Officer of our Company since May, 2009; Head of Retail Banking for our Bank since 2004; Senior Vice President of our Bank from 2004 to 2005; correspondent banker with FTN Financial, a division of First Tennessee Bank from 1997 to 2004.

William R. Billings	55

Executive Vice President of our Bank since May 2010, and Senior Credit Officer of our Bank since November 2006; Senior Vice President of our Bank from November 2006 until May 2010; Senior Vice President of Wachovia Wealth Management from 2001-2006; Senior Vice President and Consumer Bank Director of Wachovia from 1998-2001; Certified Financial Planner since 2006.

William C. Heslop	39	Senior Vice President and Chief Financial Officer of our Company and our Bank since May, 2006; certified public accountant with Elliott Davis, LLC from January, 2003 to April, 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors, executive officers and certain individuals are required to report periodically their ownership of our common stock and any changes in ownership to the Securities and Exchange Commission. Based on a review of Section 16(a) reports available to us and any representations made to us, our directors and executive officers timely filed all required reports for 2014.

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.

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

MANAGEMENT COMPENSATION

Overview of Executive Compensation

Our Compensation Committee administers our executive officer compensation program. (As used in this discussion, “named executive officers” refers specifically to our Chief Executive Officer, Mr. Pearson, and our two other next most highly compensated executive officers, Messrs. Scott and Seabrook, as shown in the Summary Compensation Table, and “executive officers” refers generally to all of our executive officers.) The Committee has historically followed an informal policy of providing our executive officers with a total compensation package consisting of salary, bonuses, insurance and other benefits, and, occasionally, stock options. The Committee’s objectives in setting executive compensation are:

●

to set salaries and benefits and, from time to time, award options, at competitive levels designed to encourage our executive officers to perform at their highest levels in order to increase earnings and value to shareholders;

●	where appropriate, to award bonuses and increase salaries to reward our executive officers for performance; and
●	to retain our key executives.

Compensation is designed to reward our individual executive officers both for their personal performance and for performance of our Company with respect to growth in assets and earnings, expansion and increases in shareholder value. Base salary and bonus are designed to be commensurate with each executive officer’s scope of responsibilities, leadership, and management experience and effectiveness, and to reward annual achievements. Stock options are designed to motivate and challenge executive officers to achieve longer-term results that are aligned with shareholder interests.

The Committee has not historically set specific advance goals for personal or corporate performance, and the Committee does not apply rigid formulas or necessarily react to short-term changes in business performance in determining the mix or amount of compensation elements. The Committee makes its decisions about the amounts of the various types of compensation, and allocations between long-term and current compensation, allocations between cash and non-cash compensation, and allocations among various forms of compensation, in its discretion based on the Committee’s subjective assessment of how these amounts and allocations will best meet the Committee’s overall compensation goals outlined above.

Components of 2014 Executive Compensation

Minimum base salaries and certain additional benefits are set forth in Employment Agreements with our named executive officers. During 2014, executive compensation consisted primarily of base salary, bonuses and retirement benefits. In 2013, we awarded salary increases to our executive officers for the first time since 2008. Although we did not award any salary increases to our named executive officers in 2014, the Committee did award them bonuses for the first time since 2007. We have not awarded our executive officers any short or long-term incentive compensation, or equity awards since 2008, and did not make any such awards in 2014. We also provide various additional benefits to executive officers, including health, life and disability insurance plans, split dollar insurance, employment and change of control arrangements, and perquisites. A more detailed discussion of each of these components of executive compensation, the reasons for awarding such types of compensation, the considerations in setting the amounts of each component of compensation, the amounts actually awarded for the periods indicated, and various other related matters is set forth in the sections and tables that follow.

Factors Considered in Setting Compensation

In setting compensation we consider each executive’s knowledge, skills, scope of authority and responsibilities, job performance and tenure with us as an executive officer, as well as our perception of the fairness of the compensation paid to each executive in relation to what we pay our other executive officers, and the business and financial performance of our Company. The Committee also considers recommendations from our Chief Executive Officer in setting his compensation and compensation for the other executive officers.

Although we consider competitive market compensation paid by other financial institutions in South Carolina and the southeast derived from proxy statements and publicly available compilations prepared by regional investment banking firms, we do not attempt to maintain a target percentile within a peer group.

We review our compensation program and levels of compensation paid to all of our executive officers annually and may make adjustments based on the foregoing factors as well as other subjective factors.

Timing of Executive Compensation Decisions

Annual salary reviews and adjustments and bonus and option awards are routinely made in January of each year at the first regularly scheduled Compensation Committee and Board meetings. Compensation determinations may also be made at other times during the year, especially in the case of newly hired executives or promotions of existing employees that could not be deferred until the next scheduled meeting. Board and Committee meetings are generally scheduled well in advance of the meeting dates, and these scheduling decisions are made without regard to anticipated earnings or other major announcements. We do, however, routinely release earnings after our regular Board meetings.

Base Salaries and Bonuses

We believe it is appropriate to set base salaries at a reasonable level that will provide executive officers with a predictable income base on which to structure their personal budgets. In setting base salaries, the Committee considers the scope of our executive officers’ responsibilities, their performance, and the period over which they have performed such responsibilities, as well as the overall condition of our Company, its level of success in recent years and its goals and budget for the current year. The Committee then makes a subjective determination of the salary level for each executive officer. Salaries are reviewed annually, but are not adjusted automatically. As noted above, salaries were adjusted in 2013 for the first time in five years, but no increases were given in 2014. For the past several years, including 2014, the Committee considered generally the matters discussed below in setting salaries for each individual executive officer.

In setting the salary for Mr. Pearson, our Chief Executive Officer, the Committee has taken note of the regulatory changes that are continuing to increase the complexity and challenges of operating our business, and of Mr. Pearson’s continued personal leadership and business skills that are critical to us, particularly during the past several years of difficult local and national economic conditions. The Committee also has considered information it had regarding salary levels of other chief executive officers of financial institutions in South Carolina and the southeast, and set a salary level that the Committee believed was fair to Mr. Pearson and to our Company.

In setting salaries for our other named executive officers, the Committee has taken into consideration the recommendations of our Chief Executive Officer and the following contributions. For Mr. Scott, the Committee has considered his long-term experience as our previous Chief Financial Officer and as a banker, and his extensive knowledge of our business and the business of banking generally, as well as the fact that he agreed to come out of retirement to help us work through the difficult economic environment of the past several years. For Mr. Seabrook, our Chief Operating Officer, the Committee has considered the role he has played in growth of our branches in loans, deposits and profitability, his responsibilities in connection with personnel decisions, and his role as a loan officer.

The Committee sets bonuses, if any, for executive officers taking into account our overall success, increase in market share, performance relative to budget and the individual executive’s performance and contribution to our success. In 2014, the Committee awarded bonuses to each of our named executive officers based on the Company’s financial performance in 2013, including further improvement in asset quality, reversal of the valuation allowance on the Company’s deferred tax asset, and general overall improvement in the Company’s financial position.

Stock Options

Stock options have been awarded from time to time, and generally have been set by the Committee at levels believed to be competitive with other financial institutions of similar size and to advance our goal of retaining key executives, as well as levels believed to appropriately align the interests of management with the interests of shareholders. Because options are granted with exercise prices set at fair market value of our common stock on the date of grant, executives can only benefit from the options if the price of our stock increases. The Committee does not award options every year, and has not awarded options since 2004.

Other Benefits

We provide our executive officers with medical and dental, life and disability insurance benefits, and we make contributions to our 401(k) plan on their behalf on the same basis as contributions are made for all other employees.

We also pay country club dues for each of our named executive officers and provide Messrs. Pearson and Seabrook with an automobile allowance. We consider the club dues to be directly and integrally related to performance of our named executive officers’ duties. In addition, we encourage, and pay for our named executives and their spouses, to attend banking conventions and seminars. The Compensation Committee has determined that these benefits play an important role in our named executive officers’ business development activities on behalf of our Company. The Compensation Committee has also determined that providing such benefits helps to retain key executives and is an important factor in keeping our executive compensation packages competitive in our market area.

All of the foregoing benefits awarded to our executives in 2014 were set at levels believed to be competitive with other community financial institutions in South Carolina.

Employment Agreements, Split Dollar Life Insurance, and Salary Continuation Agreement

We have entered into employment agreements with Messrs. Pearson and Seabrook. These agreements are described under – “Employment Agreements and Potential Payments upon Termination of Employment or Change of Control.” As discussed in that section, the agreements provide, among other things, for payments to Messrs. Pearson and Seabrook upon termination of their employment other than for cause or upon a change of control of our Company. The events set forth as triggering events for the payments were selected because they are events similar to those provided for in many employment agreements for executive officers of financial institutions throughout South Carolina. It has become increasingly common in South Carolina for community financial institutions to provide for such payments under such conditions. We believe these arrangements are an important factor in attracting and retaining our named executive officers by assuring them financial and employment status protections in the event we terminate their employment for our own business purposes without cause, or control of our Company changes. We believe such assurances of financial and employment protections help free executives from personal concerns over their futures, and, thereby, can help to align their interests more closely with those of shareholders, particularly in negotiating transactions that could result in a change of control.

We have also entered into agreements relating to split dollar life insurance with Messrs. Seabrook and Scott, and with each of our non-employee directors, Messrs. Baker, Coates, Hutchinson, and Smith. The agreement with Mr. Seabrook is described under – “Endorsement Split Dollar Agreement.” Also discussed in that section is the termination of a split dollar life insurance agreement that we had previously entered into with Mr. Pearson. The agreements with Mr. Scott and our non-employee directors are described under “—Director Endorsement Split Dollar Agreements.” These agreements provide benefits to us and to the executives’ and directors’ beneficiaries upon their deaths. We believe this type of agreement is an important factor in retaining our executive officers and directors because they are required to be employed by us, or serving on our Board, at death or disability or a change in control, or remain employed by us, or serving on our Board, until retirement, for their beneficiaries to receive benefits under the policies without having to make payments for such benefits.

Additionally, in 2008 we entered into a Salary Continuation Agreement with our Chief Executive Officer, Mr. Pearson. This agreement is described under “- Retirement and Nonqualified Deferred Compensation Plan.” We believe that this agreement is important to provide our Chief Executive Officer with a level of retirement security appropriate to the level of benefits he has regularly conferred on the Company and the Bank since the organization of the Bank in 1998 and is expected to continue to confer in the future.

Tax and Accounting Considerations

We expense salary, bonus and benefit costs as they are incurred for tax and accounting purposes. Salary, bonus and some benefit payments are taxable to the recipients as ordinary income. Participation in the Employee Stock Purchase Plan creates an item of expense for accounting purposes as more fully described in the notes to our audited financial statements, but not for tax purposes. The tax and accounting treatment of the various elements of compensation, while important and taken into consideration, is not a major factor in our decision making with respect to compensation.

Security Ownership Guidelines and Hedging

We do not have any formal security ownership guidelines for our executive officers, but most of our executive officers own a significant number of shares. We do not have any policies regarding our executive officers’ hedging the economic risk of ownership of our shares.

Financial Restatement

The Board of Directors does not have a policy with respect to adjusting retroactively any cash or equity based incentive compensation paid to our executive officers where payment was conditioned on achievement of certain financial results that were subsequently restated or otherwise adjusted in a manner that would reduce the size of an award or payment, or with respect to recovery of any amount determined to have been inappropriately received by an individual executive. The Board will be required to adopt such a policy after the Nasdaq adopts the related listing standards in accordance with regulations that are required to be adopted by the Securities and Exchange Commission pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Such SEC rules and Nasdaq listing standards have not yet been adopted. Until the Board adopts such a formal policy, if such a restatement were ever to occur, the Board would expect to address recovery of any such compensation paid to executive officers on a case-by-case basis in light of all of the relevant circumstances.

Non-binding Shareholder Advisory Votes on Executive Compensation and Frequency of Votes on Executive Compensation

Pursuant to the requirements of Section 14A of the Securities Exchange Act of 1934 and related Securities and Exchange Commission regulations, at our 2014 annual meeting of shareholders, we submitted to our shareholders a non-binding advisory vote on approval of executive compensation.  At its May 13, 2014 meeting, the Compensation Committee took into consideration that 74% of the shares voting on the non-binding advisory vote on executive compensation had voted in favor of the proposal. In light of the favorable support, the Committee’s consideration of the advisory vote did not affect the Company’s executive compensation decisions and policies.

Also pursuant to the requirements of Section 14A of the Securities Exchange Act of 1934 and related Securities and Exchange Commission regulations, at our 2013 annual meeting of shareholders, we submitted to our shareholders a non-binding advisory vote on whether to hold the non-binding advisory vote on executive compensation every year, every two years, or every three years. The Committee and the Board took into consideration that, of the shares voting on the non-binding advisory vote on frequency of the vote on executive compensation, more shares voted in favor of a one year frequency than on either of the other frequency alternatives. The Board has set the current frequency of the non-binding advisory vote on executive compensation at every year, to remain in effect until the next non-binding advisory vote on frequency of the vote on executive compensation.  Therefore, at the 2015 Annual Meeting, shareholders are again being given the opportunity to vote on a non-binding advisory resolution relating to executive compensation. See “Non-binding Advisory Vote on Approval of Executive Compensation.” After the 2015 Annual Meeting, the next non-binding advisory vote on executive compensation will be at the 2016 annual meeting. At the 2019 annual meeting, shareholders will again be given the opportunity to vote on a non-binding advisory proposal relating to the frequency of the vote on executive compensation.

Summary of 2014 Named Executive Officer Compensation

The following table sets forth for the years ended December 31, 2014 and 2013 information about compensation awarded to, earned by or paid to our Chief Executive Officer and our two next most highly compensated executive officers. Further information about each component of compensation is included in the discussion on the foregoing pages.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation (1) ($)	Total ($)
L. Wayne Pearson	2014	$395,000	$39,500	$798,825	$1,233,325
President and Chief Executive Officer	2013	395,000	-	392,684	787,684

Robert M. Scott	2014	240,000	24,000	51,975	315,975
Executive Vice President, Secretary and Treasurer	2013	240,000	-	30,125	270,125

William B. Seabrook	2014	260,000	26,000	55,736	341,736
Executive Vice President and Chief Operating Officer	2013	260,000	-	55,568	315,568

(1)

Includes our 2014 contributions to the Bank’s 401(k) Plan on behalf of the named persons, premiums for medical and dental insurance, disability insurance and life insurance, split dollar life insurance, amount accrued for the salary continuation agreement, holding company and bank directors’ fees, and automobile allowances in the amounts shown below for each person. Does not include club dues, which we do not consider to be perquisites or personal benefits because we deem them to be directly and integrally related to performance of our executives’ duties.

	401(k)	Medical and Dental	Disability	Life and Split Dollar Insurance		Salary Continuation Agreement (b)	Directors’ Fees	Automobile Allowance

Mr. Pearson	$9,800	$8,971	$252	$505,958	(a)	$230,789	$29,375	$13,680
Mr. Scott	-	$339	$252	$22,009		-	$29,375	-
Mr. Seabrook	$9,800	$4,049	$252	$35,625		-	-	$6,000

(a) Split dollar life insurance premiums paid on behalf of Mr. Pearson prior to termination of the Endorsement Split Dollar Life Insurance Agreement with him in August 2014, and pro rata portion of annual amount we were required to pay him for 2014 under the Split Dollar Life Insurance Termination Agreement for him to use to timely pay the annual premium for such policy. See “—Endorsement Split Dollar Insurance Agreements.”

(b) Amount accrued by the Bank with respect to retirement payments to be made to Mr. Pearson under our agreement with him beginning at the normal retirement age under the agreement (age 70.5). See “--Retirement and Nonqualified Deferred Compensation Plan.” The Bank amended the agreement in 2009, at Mr. Pearson’s request, to raise the normal retirement age under the agreement to age 70.5. The change substantially reduced the amount the Bank will be required to accrue annually going forward.

2014 Grants of Plan-Based Awards

We did not grant any stock options or other equity-based awards in 2014, and we do not currently have any equity or non-equity incentive plans under which awards were granted in 2014.

Employment Agreements and Potential Payments upon Termination of Employment or Change of Control

We have entered into employment agreements with Messrs. Pearson, Scott and Seabrook. The contracts are for terms of one year, with automatic one year extensions at each annual anniversary date in the case of Messrs. Scott and Seabrook, and three years, with automatic one day extensions at the end of each day in the case of Mr. Pearson, unless the employee is terminated or either party gives written notice that the term will not be extended. The agreements provide for minimum annual base salaries of $333,505, $225,000 and $231,525 for Messrs. Pearson, Scott and Seabrook, respectively. In addition to salary, the agreements provide for each officer to participate in any retirement or other employee benefit plans applicable to all employees or to executive officers, and to receive life, health and disability insurance benefits, as well as salary continuation upon disability and other unspecified benefits provided under plans applicable to senior management officers and appropriate to their positions. The agreements with each of Messrs. Scott and Seabrook also provide that, if there has been a change of control of our Company or our Bank and the officer’s position has been materially diminished or he is required to relocate out of South Carolina without his prior consent, he may terminate the agreement and receive a lump sum payment equal to three times his: (i) annual salary, plus the average of any bonus and other non-equity compensation paid for the three years immediately preceding the date of termination, and (ii) benefits. Such payments may not, however, exceed the amount which we may deduct for federal income tax purposes. Mr. Pearson’s agreement also provides that, if there has been a change of control of our Company or our Bank and Mr. Pearson’s base compensation or his position has been materially diminished or he is required to relocate out of Mt. Pleasant, South Carolina without his prior consent or the agreement is materially breached in any way by the Company or the Bank, he may terminate the agreement and receive a lump sum payment equal to three times his annual salary, as well as benefits for a period of three years after termination.

Disability

Each agreement provides that we will provide the executive officer with disability insurance in an amount equal at all times to at least one-half of his annual base salary. Each agreement provides further that, in the event of disability, we will pay the officer his full salary then in effect and continue all benefits then in effect for a period of one year from the date of termination.

Termination for Cause

We may terminate an officer under the terms of the agreements for cause, which for Messrs. Scott and Seabrook includes, among other grounds for termination: his breach of any material provision of the agreement; his engaging in misconduct (criminal, immoral or otherwise) that is materially injurious to the Bank; his failure to substantially perform his duties under the agreement after a demand for substantial performance is given to him; his failure to comply with provisions of law and regulations that is materially injurious to the Bank; his conviction of a felony or any crime of moral turpitude; his commission in the course of his employment of an act of fraud, embezzlement, theft or dishonesty, or any other illegal act or practice, which would constitute a crime, (whether or not resulting in criminal prosecution or conviction), or any act or practice that results in his becoming ineligible for coverage under our Bank’s banker’s blanket bond; or his being removed from office or prohibited from being affiliated with our Bank by the FDIC. Under Mr. Pearson’s agreement, cause includes, among other grounds for termination: his breach of any material provision of the agreement; his engaging in willful misconduct, criminal, immoral or otherwise, that is materially injurious to the Bank or our Company; his failure to comply with the clear provisions of law and regulations applicable to the Bank or the Company that is materially injurious to the Bank or our Company; his conviction of a felony; his commission in the course of his employment of an act of fraud, embezzlement, theft or proven dishonesty, or any other illegal act or practice, which would constitute a felony, (whether or not resulting in criminal prosecution or conviction), or any act or practice that results in his becoming ineligible for coverage under our Bank’s banker’s blanket bond; or his being removed from office or prohibited from being affiliated with our Bank by the FDIC. If we terminate the executive officer for cause, we have no obligation to make any further payments to him, but no vested rights would be affected.

Termination other than for Cause

The agreements provide that we may also terminate the officer other than for cause in our discretion or that of the Bank, but if we do so we must pay him the full annual compensation and other benefits provided for in the agreement over the remaining term of the agreement, in the case of Mr. Pearson, or for one year, in the case of Messrs. Scott and Seabrook.

Change of Control

If the officer’s employment is terminated without cause, or if the officer resigns within 24 months following a change in control of our Bank or our Company, he will be entitled to the compensation and benefits described below, but, in the case of resignation, only if such resignation is preceded by either (i) any material decrease, or series of decreases in the nature or scope of the officer’s duties, responsibilities and authorities, which, taken as a whole, are material, without the written consent of the officer as to each and every such decrease, from the greater of those duties, responsibilities or authorities being exercised and performed by the officer immediately prior to the change in control; or (ii) any attempt by our Bank or our Company to relocate the officer to a location outside of South Carolina without his written consent given not more than one year prior thereto; and (iii) in the case of Mr. Pearson, a reduction in base compensation, a material decrease in his duties, responsibilities and authorities, a relocation outside of Mt. Pleasant, South Carolina, or a material breach of his agreement by the Bank or our Company.

The compensation and benefits that we would be required to pay and provide to an officer in connection with a resignation as described in the paragraph above would be a lump sum payment equal to three times: (i) his annual salary, plus the average of any bonus and other non-equity compensation paid for the three years immediately preceding the date of termination, and (ii) benefits. Such payments are required to be made and such benefits are required to be provided notwithstanding any other employment obtained by the officer. Except in the case of Mr. Pearson, such payments may not, however, exceed the amount which we may deduct for federal income tax purposes.

Acceleration of Stock Options and Rights

The agreements also provide that, if we terminate an officer other than for cause or if an officer resigns after a change of control following the event(s) described in the two paragraphs above, his outstanding stock options and stock appreciation rights, and any and all rights under performance stock award plans, restricted stock plans and any other stock option, or incentive stock plans shall become immediately and fully exercisable for a period of 60 days following the last payment required by the agreement to be made by our Bank or our Company to the officer, except that no such option or right shall be exercisable after the termination date of such option or right. These provisions are in addition to the officer’s rights granted in connection with such stock options or other rights, and such rights and options shall continue to be exercisable pursuant to their terms and their governing plans.

Mitigation

All amounts we are required to pay under the agreements must be paid without notice or demand. The agreements do not require the executive officers to seek other employment in mitigation of the amounts payable or arrangements made under any provision of the agreements. Nevertheless, if an executive officer obtains any such other employment, our Bank’s and our Company’s obligations to make the payments and provide the benefits required to be paid and provided under the agreements would be reduced by an amount equal to the payments or benefits received from such other employment and, in the case of Messrs. Scott or Seabrook, the executive officer would be required to promptly notify us or the Bank of his employment and receipts therefrom. This mitigation provision would not apply to Mr. Pearson if he terminated his employment for “good reason” following a change of control.

Confidentiality and Non-competition

Other provisions of the agreements require the officers to maintain the confidentiality of information obtained from us during employment with us and for so long thereafter as we, in our sole opinion, deem that it remains proprietary and confidential, and prohibit each officer from competing with us or soliciting our customers for a period of twelve months after termination of employment by the officer for other than “good reason” or for the period during which payments are being made to him pursuant to the agreement, whichever is longer.

Endorsement Split Dollar Agreements

We have entered into Endorsement Split Dollar Agreements with Messrs. Scott and Seabrook relating to split dollar life insurance policies we have purchased covering each of them. We are the sole owner of these life insurance policies and are required to maintain the policies in full force and effect and pay any premiums due. Information about the Endorsement Split Dollar Agreement we have entered into with Mr. Seabrook is set forth in this section, and information about the Split Dollar Endorsement Agreement we have entered into with Mr. Scott is set forth under “--Director Endorsement Split Dollar Agreements.” The agreement with Mr. Seabrook provides that, if his death occurs before the earlier of the date of his termination of employment with us or the date that is six months after the executive attains age 70, his beneficiary will be entitled to the net death proceeds under the policy. Mr. Seabrook’s interest in the policy will be extinguished at the earlier of the date of his termination of employment or six months after the date on which he attains age 70, and we will be entitled to any remaining proceeds of the policy, provided a change in control has not occurred. In the event of a change in control prior to the termination of Mr. Seabrook’s employment, we are required to transfer to him ownership of the policy. The agreement also provides that we may not amend or terminate his interest in the policy unless we replace the policy with a comparable one and execute a new split dollar agreement. The agreement also provides for a claims and review procedure in the event persons have not received benefits under the agreement to which they believe they are entitled. If he had died on December 31, 2014, the death benefits payable to Mr. Seabrook’s beneficiary upon his death would have been $1,530,000.

In 2008, we had also entered into an Endorsement Split Dollar Agreement with Mr. Pearson with the same terms as those set forth above for Mr. Seabrook. However, on August 11, 2014, we and Mr. Pearson entered into a Split Dollar Termination Agreement (the “Termination Agreement”), which provided for: (i) termination of the Endorsement Split Dollar Agreement, and (ii) our transfer to Mr. Pearson of the rights to the related life insurance policy and the proceeds therefrom. In consideration of transfer of the life insurance policy to Mr. Pearson, the Termination Agreement provided for Mr. Pearson to pay us $271,384.85. The Termination Agreement further provides that, as long as the life insurance policy is in effect and outstanding, we will make an annual payment to Mr. Pearson of $120,000.00, which he will use to timely pay the annual premium for such policy. If the annual premium for the policy is reduced for any reason, the annual payment to Mr. Pearson will be reduced by the same amount. Notwithstanding the foregoing, the Termination Agreement provides that the annual payments to Mr. Pearson will terminate upon the earliest to happen of: (i) his separation from service with us, as defined in the Endorsement Split Dollar Agreement; (ii) a change in control of our Company, as defined in the Endorsement Split Dollar Agreement; or (iii) Mr. Pearson’s death.

The foregoing description is a summary of the terms of the Endorsement Split Dollar Agreement with Mr. Seabrook and the Termination Agreement with Mr. Pearson, and is qualified in its entirety by reference to the actual text of these agreements, which are filed with the Securities and Exchange Commission. The foregoing summary does not create any legal or equitable rights in any person.

Outstanding Equity Awards at 2014 Fiscal Year-End

None of our executive officers held any stock options at the end of 2014. We have not granted any other types of equity-based awards.

2014 Option Exercises and Stock Vested

No stock options were exercised by our executive officers during 2014. No stock or other equity-based awards vested in 2014.

Retirement and Nonqualified Deferred Compensation Plan

In 2008, the Bank entered into a Salary Continuation Agreement with Mr. Pearson that provides payments in connection with retirement. This agreement was amended during 2009. Under the terms of the Salary Continuation Agreement, Mr. Pearson will receive an annual retirement benefit of $287,730 beginning at age 70.5, if Mr. Pearson is still employed with the Bank at such time. The benefit will be paid in monthly installments for fifteen years beginning the month after Mr. Pearson attains age 70.5. If Mr. Pearson’s employment with the Bank terminates prior to his reaching age 70.5, other than as a result of a termination by the Bank for cause as defined in the Salary Continuation Agreement, Mr. Pearson will receive the following applicable benefit amount under the Salary Continuation Agreement, with monthly payments beginning on the later of the seventh month after his termination or the month after he attains age 70.5. If his termination accompanies or precedes a change in control of the Company, the amount of the annual benefit will be the same as though his employment had not terminated prior to his reaching age 70.5. If the termination does not accompany or precede a change of control, Mr. Pearson will receive an annual benefit for 15 years as follows: $246,153 if the termination is in 2015; $262,393 if the termination is in 2016; and $278,671 if the termination is in 2017. The Salary Continuation Agreement also provides a death benefit to Mr. Pearson’s beneficiary equal to the present value of the unpaid retirement benefits at the time of his death in lieu of any unpaid benefits under the Salary Continuation Agreement. The death benefit is payable in a lump sum. No benefits are payable under the Salary Continuation Agreement if Mr. Pearson is terminated for cause, or if he commits suicide within two years of the date of the Salary Continuation Agreement, or if he makes any material misstatement of fact on any application or resumé provided to the Bank or the Company or on any application for benefits provided by the Bank, or if he is removed from office or barred from affiliation with the Bank by the FDIC, or if the Bank is in default or in danger of default (as defined in the Federal Deposit Insurance Act).

The Bank’s obligations under the Salary Continuation Agreement are unfunded and unsecured. Nevertheless, the Bank has purchased and owns a life insurance policy insuring Mr. Pearson, the proceeds of which are payable to the Bank, which is expected to provide the funds to offset the expense incurred for the Bank to discharge its obligations under the Salary Continuation Agreement.

The foregoing is a summary of the Salary Continuation Agreement and is qualified in its entirety by reference to the actual text of the Salary Continuation Agreement, which is filed with the Securities and Exchange Commission. The foregoing summary does not create any legal or equitable rights in any person.

Director Compensation

Set forth in the table below is information about compensation we paid to our outside directors for their service to the Company and the Bank in 2014. We pay our directors an annual retainer of $15,000 plus an additional $2,500 for each meeting of the Board of Directors attended. We do not pay additional fees for attendance at committee meetings. All of our directors are also directors of our Bank. The Bank pays its directors $625 for each monthly meeting of the Bank’s board of directors attended. Information about directors’ fees and other compensation paid to Messrs. Pearson and Scott is set forth in the Summary Compensation table.

2014 Director Compensation

Name	Fees Earned Or Paid in Cash ($)	All other Compensation ($)	Total ($)
Tommy B. Baker	$29,375	-	$29,375
William A. Coates	$29,375	-	$29,375
Stephen F. Hutchinson	$29,375	-	$29,375
James P. Smith	$29,375	-	$29,375

Director Endorsement Split Dollar Agreements

We have entered into Endorsement Split Dollar Agreements with Messrs. Baker, Coates, Hutchinson, Scott, and Smith relating to split dollar life insurance policies we have purchased covering each of them. We are the sole owner of these life insurance policies and are required to maintain the policies in full force and effect and pay any premiums due on the policies. The agreements provide that if the director’s death occurs (a) before the earlier of the date of his separation from service with us or the date on which the director attains age 70, or (b) after a change in control that occurs before the director’s separation from service with us, the director’s beneficiary will be entitled to the lesser of $250,000 or the total death proceeds under the policies. The director’s interest in the policies will be extinguished at the earlier of the date of his separation from service or the date on which he attains age 70, and we will be entitled to any remaining proceeds of the policies. In the event of a change in control prior to the director’s separation from service, the director’s beneficiary will be entitled to the director’s interest in the policy at his death. The agreements also provide that we may not amend or terminate the director’s interest in the policies unless we replace the policy with a comparable one and execute a new split dollar agreement. The agreements also provide for a claims review procedure in the event persons have not received benefits under the agreement to which they believe they are entitled. If they had died, or a change of control had occurred, on December 31, 2014, the benefits payable to each director’s beneficiary upon the director’s death would have been $250,000.

The foregoing description is a summary of the terms of the endorsement split dollar agreements with our directors and is qualified in its entirety by reference to the actual text of the agreements, which are filed with the Securities and Exchange Commission. The foregoing summary does not create any legal or equitable rights in any person.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of December 31, 2014, no persons were known to us to be beneficial owners of more than 5% of our common stock.

SECURITY OWNERSHIP OF OUR MANAGEMENT

The table below shows at February 28, 2015, the number and percentage of shares of our common stock owned by each of our directors, director nominees and each of our executive officers.

Name	Amount and Nature Of Beneficial Ownership	% of Class

Tommy B. Baker	164,838	2.32%
William A. Coates	134,483	1.90%
Stephen F. Hutchinson	33,913	*
L. Wayne Pearson (1)	346,481	4.88%
Robert M. Scott	135,933	1.92%
James P. Smith (2)	117,668	1.66%
Robert A. Daniel, Jr.	77,182	1.09%
William C. Heslop	20,221	*
William B. Seabrook	78,325	1.10%
William R. Billings	84,940	1.20%

All Directors and executive officers as a group (10 persons)	1,193,984	16.82%

*Less than one percent.

Except as noted, to the knowledge of our management, all shares are owned directly with sole voting power.

(1)	Includes 51,803 shares owned by Mr. Pearson’s wife, as to which he disclaims beneficial ownership.
(2)	Of the total shares reported, 33,715 are pledged as collateral.

Equity Compensation Plan Information

The following table sets forth aggregated information as of December 31, 2014 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of remaining securities available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (1) (c)

Equity compensation plans approved by security holders	-	$-	111,653

Equity compensation plans not approved by security holders	-	$-	-

Total	-	$-	111,653

(1) Represents shares remaining available for issuance under the Company’s 2010 Employee Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Bank, in the ordinary course of its business, makes loans to and has other transactions with our directors, officers, principal shareholders, and their associates. Loans, if made, are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features. Our Bank expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2014 was $1,586.211. None of such loans are classified as nonaccrual, past due, restructured or problem loans. During 2014, there were not any new loans and repayments totaled $93,813.

From time to time we may also enter into other types of business transactions or arrangements for services with our directors, officers, principal shareholders or their associates. These types of transactions or services might include, among others, purchases of insurance, purchases or leases of automobiles, and legal services. We only enter into such arrangements if we determine that the prices or rates offered are comparable to those available to us from unaffiliated third parties. Our Board approves such transactions on a case by case basis. We do not have formal policies or procedures with respect to such approvals.

Director Independence

We are required by the Nasdaq Rules to have a majority of independent directors. Our Board of Directors has determined that none of Tommy B. Baker, William A. Coates, Stephen F. Hutchinson or James P. Smith has a relationship that, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each is independent under these rules. Additionally, all of the members of each of our Nominating, Audit, and Compensation Committees are also independent under the Nasdaq Rules.

As disclosed under “Certain Relationships and Related Transactions,” in Item 13 above, some of our independent directors and some of their affiliates have loan and deposit relationships with our Bank. These relationships are not considered by our Board to compromise their independence.

Item 14.	Principal Accountant Fees and Services.

Fees Paid to Independent Auditors

For the year ended December 31, 2014, Crowe Horvath LLP served as our independent registered public accounting firm, and the Audit Committee has appointed Crowe Horvath LLP to continue to serve as our independent registered public accounting firm for the year ended December 31, 2015. Set forth below is information about fees billed by Crowe Horvath LLP for audit services rendered in connection with the consolidated financial statements and reports for the years ended December 31, 2014 and 2013, and for other services rendered on our behalf during 2014 and 2013, as well as all out-of- pocket expenses incurred in connection with these services, which have been billed to us.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees	$127,000	$121,000
Audit Related Fees	12,471	11,369
Tax Fees	15,225	19,405
All Other Fees	7,325	7,500
Total	$162,021	$159,274

Audit Fees. Audit fees include fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by our independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Tax Fees. Tax fees include fees for tax compliance/ preparation and other tax services. Tax compliance/ preparation fees include fees billed for professional services related to federal and state tax compliance. Other tax services include fees billed for other miscellaneous tax consulting and planning.

All Other Fees. All other fees in 2014 and 2013 relate to accounting fees and financial reporting issues that are outside the scope of our regular audit fees.

In making its decision to appoint Crowe Horvath LLP, as our independent auditors for the fiscal year ending December 31, 2014, our Audit Committee considered whether services other than audit and audit-related services provided by that firm are compatible with maintaining the firm’s independence.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) provided by the independent auditors, subject to limited exceptions for non-audit services described in Section 10A of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to completion of the audit. The Committee may delegate to one or more designated members of the Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Committee at its next scheduled meeting.

General pre-approval of certain audit, audit-related and tax services is granted by the Audit Committee at the first quarter Committee meeting. The Committee subsequently reviews fees paid. Specific pre-approval is required for all other services. During 2014, all audit and permitted non-audit services were pre-approved by the Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	-	Report of Independent Registered Public Accounting Firm
	-	Consolidated Balance Sheets
	-	Consolidated Statements of Operations
	-	Consolidated Statements of Shareholders’ Equity
	-	Consolidated Statements of Comprehensive Income (Loss)
	-	Consolidated Statements of Cash Flows
	-	Notes to Consolidated Financial Statements
(2)	-	Financial Statement Schedules – None
(3)	-	Exhibits – Please see Exhibit Index for a list of exhibits

SIGNATURE

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southcoast Financial Corporation

March 12, 2015	By:	s/ L. Wayne Pearson
L. Wayne Pearson
Chairman and Chief Executive Officer

	By	s/ William C. Heslop
William C. Heslop
Senior Vice President and Chief Financial Officer
(Principal Financial and Principal
Accounting Officer)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

s/ Tommy B. Baker
Tommy B. Baker	Director	March 12, 2015

s/ William A. Coates
William A. Coates	Director	March 12, 2015

s/ Stephen F. Hutchinson
Stephen F. Hutchinson	Director	March 12, 2015

s/ L. Wayne Pearson
L. Wayne Pearson	Chairman, Chief Executive Officer, Director	March 12, 2015

s/ Robert M. Scott
Robert M. Scott	Director	March 12, 2015

s/ James P. Smith
James P. Smith	Director	March 12, 2015

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (incorporated by reference to exhibits to Form 10-SB filed April 30, 1999)
3.2	Bylaws of Registrant, as amended September 13, 2007 (incorporated by reference to exhibit to Form 8-K filed September 14, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000)
10.1	1999 Stock Option Plan (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 1999)
10.2	Form of Stock Option Agreement (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000)
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

10.10	Amended Salary Continuation Agreement between Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed April 3, 2009)
10.11	Endorsement Split Dollar Agreement, dated as of August 14, 2008, between Southcoast Financial Corporation and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)
10.12	Southcoast Financial Corporation 2010 Employee Stock Purchase Plan (incorporated by reference to exhibits to Proxy Statement for 2010 Annual Meeting of Shareholders, filed April 14, 2010)
10.13	Split Dollar Termination Agreement, dated as of August 11, 2014, between Southcoast Financial Corporation and L. Wayne Pearson (incorporated by reference to Form 8-K filed August 14, 2014)
10.14	Employment Agreement, dated as of February 9, 2015, between Southcoast Financial Corporation and Robert M. Scott
13	Portions of the Annual Report to Shareholders for the Year Ended December 31, 2014 incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant (incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2007)
23	Consent of Crowe Horwath LLC
31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32	Section 1350 Certifications
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (vi) Notes to Consolidated Financial Statements.