Form 10-Q
period 2015-03-31
SOUTHCOAST FINANCIAL CORP
filed 2015-05-14
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

7,103,751 shares of common stock, no par value, as of April 30, 2015

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$39,937	$33,572
Federal funds sold	7,534	-
Total cash and cash equivalents	47,471	33,572
Investment securities
Available for sale	35,287	35,269
Federal Home Loan Bank Stock, at cost	3,569	4,000
Loans, net of allowance of $4,875 and $5,602	362,755	358,546
Premises and equipment, net	19,747	20,455
Other real estate owned, net	3,375	3,686
Company owned life insurance	13,062	12,984
Deferred tax asset, net	4,427	5,636
Other assets	2,624	2,685
Total assets	$492,317	$476,833

Liabilities
Deposits
Noninterest-bearing	$61,255	$48,700
Interest-bearing	293,277	282,334
Total deposits	354,532	331,034
Federal funds purchased	-	3,065
Securities sold under agreements to repurchase	350	737
Federal Home Loan Bank Borrowings	74,000	80,000
Junior subordinated debentures	10,310	10,310
Other liabilities	3,305	4,382
Total liabilities	442,497	429,528
Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 7,099,979 shares issued and outstanding at March 31, 2015 and 7,096,574 at December 31, 2014)	54,667	54,643
Accumulated deficit	(4,222)	(6,200)
Accumulated other comprehensive loss	(625)	(1,138)
Total shareholders’ equity	49,820	47,305
Total liabilities and shareholders’ equity	$492,317	$476,833

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Interest income
Loans, including fees	$4,604	$4,235
Investment securities	252	301
Cash and federal funds sold	8	6
Total interest income	4,864	4,542
Interest expense
Deposits and borrowings	849	912
Net interest income	4,015	3,630
Provision for loan losses	(900)	-
Net interest income after provision for loan losses	4,915	3,630
Noninterest income
Service fees on deposit accounts	388	355
Gain on sale of mortgage loans held for sale	20	6
Company owned life insurance earnings	78	81
Gain on sale of premises and equipment	750	-
Other	45	46
Total noninterest income	1,281	488
Noninterest expenses
Salaries and employment benefits	1,830	1,759
Occupancy	277	296
Furniture and equipment	424	423
Software	13	21
Insurance	132	145
Professional fees	202	192
Telephone, postage, and supplies	87	83
Gain on sale of other real estate owned	(25)	(105)
Other real estate owned impairment provision, and other expenses, net of rental income	4	38
Other operating expenses	196	278
Total noninterest expenses	3,140	3,130
Income before income taxes	3,056	988
Income tax expense	1,078	345
Net income	$1,978	$643
Basic net income per common share	$.28	$.09
Diluted net income per common share	$.28	$.09
Weighted average shares outstanding
Basic	7,099,979	7,085,818
Diluted	7,099,979	7,085,818

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Net income	$1,978	$643

Other comprehensive income :
Unrealized gains on available for sale securities	801	507
Tax effect	(288)	(182)
Total other comprehensive income	513	325

Comprehensive income	$2,491	$968

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity

For the three months ended March 31, 2015 and 2014

(Unaudited)

(Dollars in thousands)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total

Balance, January 1, 2014	7,082,062	$54,544	$(9,937)	$(2,038)	$42,569

Net income for the period			643		643

Other comprehensive income, net of tax				325	325

Comprehensive income					968

Employee stock purchase plan	3,756	21	.-	-	21

Balance, March 31, 2014	7,085,818	$54,565	$(9,294)	$(1,713)	$43,558

Balance, January 1, 2015	7,096,574	$54,643	$(6,200)	$(1,138)	$47,305

Net income for the period			1,978		1,978

Other comprehensive income, net of tax				513	513

Comprehensive income					2,491

Employee stock purchase plan	3,405	24	.-	-	24

Balance, March 31, 2015	7,099,979	$54,667	$(4,222)	$(625)	$49,820

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended
	March 31,
	2015	2014
Operating activities
Net income	$1,978	$643
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in deferred income taxes	921	313
Provision for loan losses	(900)	-
Depreciation and amortization	201	222
Discount accretion and premium amortization	34	35
Gain on sale of other real estate owned	(25)	(105)
Change in deferred gain on sale of other real estate owned	24	-
Impairment charges on other real estate owned	-	6
Originations of loans held for sale	(915)	-
Proceeds from sales of loans held for sale	935	277
Gain on sale of mortgage loans held for sale	(20)	(6)
Gain on sale of premises and equipment	(750)	-
Company owned life insurance earnings	(78)	(81)
Decrease in other assets	61	48
Decrease in other liabilities	(1,077)	(856)
Net cash provided by operating activities	389	496

Investing activities
Calls, maturities, and paydowns of investment securities available-for-sale	749	644
Purchases of Federal Home Loan Bank stock	(534)	(270)
Sales of Federal Home Loan Bank stock	965	642
Net increase in loans	(3,309)	(7,020)
Purchases of premises and equipment	(37)	(22)
Proceeds from sales of premises and equipment	1,294	-
Proceeds from sales of other real estate owned	312	833
Capital expenditures related to other real estate owned	-	(12)
Net cash used by investing activities	(560)	(5,205)

Financing activities
Net increase in deposits	23,498	15,633
Decrease in federal funds purchased	(3,065)	(3,115)
Decrease in securities sold under agreements to repurchase	(387)	(9)
Decrease in Federal Home Loan Bank Borrowings	(6,000)	(7,000)
Net proceeds from issuances of stock	24	21
Net cash provided by financing activities	14,070	5,530

Increase in cash and cash equivalents	13,899	821
Cash and cash equivalents, beginning of period	33,572	28,460
Cash and cash equivalents, end of period	$47,471	$29,281

Cash paid for:
Interest	$1,174	$1,262
Income Taxes	$62	-
Supplemental noncash investing and financing activities:
Change in unrealized losses on available-for-sale securities	$(801)	$(507)
Loans to finance sales of other real estate owned	$-	$260

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

Note 4 – Recently Issued Accounting Standards

There were no recently issued authoritative pronouncements that had a material impact on the Company’s accounting, reporting, or disclosures of financial information as of March 31, 2015.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	March 31, 2015
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$24,128	$107	$34	$24,201
Municipal securities	3,925	283	-	4,208
Other	8,211	71	1,404	6,878

Total	$36,264	$461	$1,438	$35,287

	December 31, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$24,915	$103	$80	$24,938
Municipal securities	3,924	260	-	4,184
Other	8,208	37	2,098	6,147
Total	$37,047	$400	$2,178	$35,269

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

Available for Sale

(Amounts in thousands)	March 31, 2015
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$15,597	$34	$-	$-	$15,597	$34
Other	-	-	2,001	1,404	2,001	1,404

Total	$15,597	$34	$2,001	$1,404	$17,598	$1,438

	December 31, 2014
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$-	$-	$15,990	$80	$15,990	$80
Other	-	-	1,610	2,098	1,610	2,098

Total	$-	$-	$17,600	$2,178	$17,600	$2,178

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $1,404,000, or 98% of unrealized losses, and $2,178,000, or 100% of unrealized losses, at March 31, 2015 and December 31, 2014, respectively. The majority of the unrealized losses for both periods related to Other securities, which were comprised of three individual securities. It is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Unrealized losses for Other securities declined by approximately $694,000 at March 31, 2015 when compared to December 31, 2014, primarily due to a $709,000 reduction in unrealized losses on an individual security. This security trades infrequently, but its increased valuation was based on a recent trade.

The unrealized loss attributable to Other securities primarily relates to valuations on two individual collateralized debt obligations which consist of pooled trust preferred securities. The Company believes, based on industry analyst reports, credit ratings, and third party other-than-temporary loss impairment evaluations, that the deterioration in the value of these securities is attributable to a combination of the lack of liquidity in both of these securities and credit quality concerns for one of the two securities. These securities are considered Level 3 securities in the fair value hierarchy as they both trade in less than liquid markets.

One of the Company’s collateralized debt obligations with an amortized cost of approximately $1,824,000 and fair value of approximately $1,184,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1,737,000 and fair value of approximately $1,022,000 is credited with payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Future interest payments are accrued on these larger principal balances. The Company has discontinued the accrual of interest on this security due to its payment-in-kind status.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At March 31, 2015, there was $234,234,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at March 31, 2015.

(Amounts in thousands)
Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$172,496	128.00%	137.38%
B	38,280	115.00%	112.43%
C	48,095	106.20%	91.54%
D	28,250	100.30%	82.54%
Income Notes	18,000	N/A	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of March 31, 2015 predicts the Company will resume receipt of its contractual principal and interest payments during 2015, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of the underlying issuers. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $458,000 for the security (Security B in the table below) at March 31, 2015.

The following table provides certain relevant details on each of our collateralized debt obligations as of March 31, 2015, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

March 31, 2015
(Amounts in thousands)
	Security A	Security B

Book Value	$1,824	$1,737
Fair Value	$1,184	$1,022
Unrealized Loss	$640	$715
Number of underlying financial institution issuers	47	39
Number of deferrals and defaults	9	12
Additional expected deferrals/ defaults*	N/A	0/2
Excess Subordination as a percentage of performing collateral^	28.43%	N/A

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

The amortized costs and fair values of investment securities available for sale at March 31, 2015 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized	Fair
	Cost	Value
Due after one but within five years	$440	$468
Due after five but within ten years	2,216	2,397
Due after ten years	5,330	4,049
Mortgage backed	24,128	24,201
Equity securities with no maturity	4,150	4,172
Total investment securities available-for-sale	$36,264	$35,287

Investment securities with an aggregate amortized cost of $22,060,000 and estimated fair value of $22,138,000 at March 31, 2015, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $2,520,000 and estimated fair value of $2,527,000 at March 31, 2015, were pledged to secure securities sold under agreements to repurchase.

Investment securities with an aggregate amortized cost of $22,777,000 and estimated fair value of $22,809,000 at December 31, 2014, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $2,591,000 and estimated fair value of $2,593,000 at December 31, 2014, were pledged to secure securities sold under agreements to repurchase.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	March 31,	December 31,
	2015	2014
Real estate secured loans:
Residential 1-4 Family	$223,505	$217,518
Multifamily	4,826	5,108
Commercial	86,271	87,906
Construction and land development	29,882	29,060
Total real estate secured loans	344,484	339,592
Commercial and industrial	20,247	22,022
Consumer	2,359	2,206
Other	540	328
Total gross loans	367,630	364,148
Allowance for loan losses	(4,875)	(5,602)
	$362,755	$358,546

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of March 31, 2015 and December 31, 2014 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category

As of March 31, 2015 and December 31, 2014

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2015	2014	2015	2014	2015	2014	2015	2014
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	111,530	107,353	1,332	1,350	15,633	14,965	11,992	11,197
4	60,052	56,164	1,096	1,111	27,301	28,180	8,102	7,310
5	44,523	46,873	2,062	2,309	33,586	33,081	9,035	9,571
6	1,607	1,587	336	-	5,133	2,042	66	269
7	5,161	4,930	-	338	4,618	9,638	687	703
8	632	611	-	-	-	-	-	10
9	-	-	-	-	-	-	-	-

Total	$223,505	$217,518	$4,826	$5,108	$86,271	$87,906	$29,882	$29,060

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Grade
1	$519	$2,223	$388	$397	$-	$-	$907	$2,620
2	-	-	-	-	-	-	-	-
3	2,293	2,205	643	480	93	94	143,516	137,644
4	6,283	6,628	356	220	397	181	103,587	99,794
5	9,802	9,589	899	977	50	53	99,957	102,453
6	14	18	-	-	-	-	7,156	3,916
7	1,336	1,359	73	132	-	-	11,875	17,100
8	-	-	-	-	-	-	632	621
9	-	-	-	-	-	-	-	-

Total	$20,247	$22,022	$2,359	$2,206	$540	$328	$367,630	$364,148

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)

Past Due Loans For the Periods Ended March 31, 2015 and December 31, 2014
March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$2,677	$51	$1,574	$4,302	$219,203	$223,505	$-
Multifamily Residential	-	-	-	-	4,826	4,826	-
Commercial Real Estate	791	123	1,265	2,179	84,092	86,271	45
Construction and Land Development	-	-	-	-	29,882	29,882	-
Non Real Estate Secured							-
Commercial and Industrial	53	39	402	494	19,753	20,247	-
Consumer and Other	9	13	-	22	2,877	2,899	-

Total	$3,530	$226	$3,241	$6,997	$360,633	$367,630	$45

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$1,748	$955	$1,972	$4,675	$212,843	$217,518	$-
Multifamily Residential	-	-	-	-	5,108	5,108	-
Commercial Real Estate	794	1,930	1,073	3,797	84,109	87,906	-
Construction and Land Development	-	52	10	62	28,998	29,060	-
Non Real Estate Secured							-
Commercial and Industrial	235	66	146	447	21,575	22,022	-
Consumer and Other	8	15	13	36	2,498	2,534	-

Total	$2,785	$3,018	$3,214	$9,017	$355,131	$364,148	$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)

	March 31,	December 31,
	2015	2014

1-4 Family Residential	$2,743	$2,956
Multifamily Residential	-	-
Commercial Real Estate	1,597	1,096
Construction and Land Development	-	10
Commercial and Industrial	840	859
Consumer and Other	15	48

Total	$5,195	$4,969

At March 31, 2015 and December 31, 2014, nonaccrual loans totaled $5.2 million and $5.0 million, respectively. The gross interest income that would have been recorded under the original terms of nonaccrual loans totaled $81,000 and $83,000 for the three months ended March 31, 2015 and March 31, 2014, respectively. At March 31, 2015 and December 31, 2014, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $5.8 million and $5.6 million, respectively. The recorded investment in impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $4.1 million and $3.9 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 loans over ninety days past due and still accruing interest totaled $45,000. There were no such loans at December 31, 2014.

At March 31, 2015 and December 31, 2014, all TDRs, including those on nonaccrual status, totaled $2.1 million and $3.9 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms during the first quarter of 2015 totaled approximately $9,000; actual interest income recognized on these loans according to the restructured terms totaled $9,000. The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2014 totaled approximately $38,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $11,000. During the quarter ended March 31, 2015, there were no loans that had their original loan terms restructured, and no loans that had previously had their original terms restructured went into nonaccrual. During the same period, one loan totaling $1.7 million that had its original terms restructured paid off. During the same period $35,000 related to TDRs was charged off. TDRs did not have a material effect on the allowance for loan losses as of March 31, 2015 or December 31, 2014.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	March 31,	March 31,
	2015	2014

Balance, beginning of year	$5,602	$6,041
Provision for loan losses	(900)	-
Net (charge offs) recoveries	173	105
Balance, end of quarter	$4,875	$6,146

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended March 31, 2015
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$1,595	$(35)	$-	$(45)	$1,429	$86	$1,515
Multifamily Residential	61	-	-	(34)	27	-	27
Commercial Real Estate	1,424	-	190	(801)	813	-	813
Construction and Land Development	312	-	17	(117)	212	-	212
Non Real Estate Secured
Commercial and Industrial	496	-	6	201	599	104	703
Consumer and Other	32	(6)	1	(6)	21	-	21
Other
Other General Reserves	1,363	-	-	(88)	1,275	-	1,275
Unallocated	319	-	-	(10)	309	-	309
Total	$5,602	$(41)	$214	$(900)	$4,685	$190	$4,875

	For the Three Months Ended March 31, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$1,829	$-	$9	$(329)	$1,394	$115	$1,509
Multifamily Residential	58	-	-	128	41	145	186
Commercial Real Estate	1,031	-	-	(17)	1,009	5	1,014
Construction and Land Development	585	-	-	(64)	479	42	521
Non Real Estate Secured
Commercial and Industrial	690	(42)	94	27	769	-	769
Consumer and Other	24	-	44	(34)	34	-	34
Other
Other General Reserves	1,339	-	-	212	1,551	-	1,551
Unallocated	485	-	-	77	562	-	562
Total	$6,041	$(42)	$147	$-	$5,839	$307	$6,146

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Year Ended December 31, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$1,829	$(52)	$46	$(228)	$1,532	$63	$1,595
Multi Family Residential	58	(155)	11	147	61	-	61
Commercial Real Estate	1,031	(159)	342	210	1,424	-	1,424
Construction and Land Development	585	(114)	21	(180)	312	-	312
Non Real Estate Secured
Commercial and Industrial	690	(42)	218	(370)	496	69039	496
Consumer and Other	24	(1)	46	(37)	32	-	32
Other
Other General Reserves	1,339	-	-	24	1,363	-	1,363
Unallocated	485	-	-	(166)	319	-	319
Total	$6,041	$(523)	$684	$(600)	$5,539	$63	$5,602

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of March 31, 2015 and December 31, 2014.

Loans Receivable:	As of March 31, 2015

(Dollars in thousands)	Individually evaluated	Collectively evaluated
	for impairment	for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,036	$221,469	$223,505
Multifamily Residential	-	4,826	4,826
Commercial Real Estate	1,540	84,731	86,271
Construction and Land Development	-	29,882	29,882
Non Real Estate Secured
Commercial and Industrial	530	19,717	20,247
Consumer and Other	-	2,899	2,899
Total	$4,106	$363,524	$367,630

Loans Receivable:	As of December 31, 2014

(Dollars in thousands)	Individually evaluated	Collectively evaluated
	for impairment	for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,251	$215,267	$217,518
Multifamily Residential	-	5,108	5,108
Commercial Real Estate	1,096	86,810	87,906
Construction and Land
Development	-	29,060	29,060
Non Real Estate Secured
Commercial and Industrial	545	21,477	22,022
Consumer and Other	-	2,534	2,534
Total	$3,892	$360,256	$364,148

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans

For the Three Months ended March 31, 2015

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,621	$1,500	$-	$121	$1,506	$9
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,540	1,540	-	-	1,318	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	425	425	-	-	433	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$571	$536	$86	$35	$637	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	105	105	104	-	105	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$2,192	$2,036	$86	$156	$2,143	$9
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,540	1,540	-	-	1,318	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	530	530	104	-	538	-
Consumer and Other	-	-	-	-	-	-

Total	$4,262	$4,106	$190	$156	$3,999	$9

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans – (continued)

(Dollars in thousands)

Impaired Loans

For the Year Ended December 31, 2014

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,859	$1,738	$-	$121	$1,787	$12
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,096	1,096	-	-	1,127	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	545	545	-	-	565	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$513	$513	$63	$-	$517	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$2,372	$2,251	$63	$121	$2,304	$12
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,096	1,096	-	-	1,127	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	545	545	-	-	565	-
Consumer and Other	-	-	-	-	-	-

Total	$4,013	$3,892	$63	$121	$3,996	$12

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Deferred Taxes

The Company maintains a valuation allowance of $255,000 related to its holding company net operating loss carryforward for state income taxes. Throughout the Company’s history, the holding company has consistently produced operating losses on a stand alone basis, and the realizability of this loss carryforward is considered unlikely. As of March 31, 2015, gross deferred tax assets totaled approximately $4.7 million, while deferred tax assets net of the valuation allowance totaled approximately $4.4 million.

During the three months ended March 31, 2015 and March 31, 2014, the Company recognized $1,078,000 and $345,000, respectively, of income tax expense. Of these amounts, $978,000 and $318,000 were for Federal income taxes, the majority of which represented direct reductions to the Company’s deferred tax asset related to its net operating loss carryforward. The deferred tax asset attributable to the Company’s net operating loss carryforward totaled approximately $1.9 million and $3.2 million at December 31, 2014 and December 31, 2013, respectively. Also during the three months ended March 31, 2015 and March 31, 2014, the Company’s gross unrealized securities losses declined by approximately $801,000 and $507,000, respectively, which decreased the deferred tax asset related to unrealized available for sale securities losses by approximately $288,000 and $182,000, respectively.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of March 31, 2015 and December 31, 2014.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers problem loans with principal balances of $250,000 or greater individually for impairment. The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At March 31, 2015, all impaired loans deemed collateral dependent were evaluated based on the fair value of the underlying collateral less estimated costs to sell, while those not deemed collateral dependent were evaluated based on the present value of expected cash flows. Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments. Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of an impaired loan is based on an observable market price of the loan, the Company records the impaired loan as nonrecurring Level 2. When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated cost to sell, the Company records the impaired loan as nonrecurring Level 3.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$24,201	$-	$24,201
Municipals	-	4,208	-	4,208
Other	-	4,172	2,706	6,878

Total assets at fair value	$-	$32,581	$2,706	$35,287

	December 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$24,938	$-	$24,938
Municipals	-	4,184	-	4,184
Other	-	4,139	2,008	6,147

Total assets at fair value	$-	$33,261	$2,008	$35,269

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

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	March 31,	March 31,
	2015	2014

Beginning of Year Balance	$2,008	$1,836
Discount Accretion	2	2
Reduction in Unrealized Loss	696	217
Ending Balance	$2,706	$2,055

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2015 (dollars in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates
Collateralized Debt Obligations	$2,206	Discounted cash flows and recent trade	Discount rate	Approximately 8%
			Weighted default probability for deferring issuers	Approximately 36%
			Recovery rate on deferring issuers	10% - 15%
			Default probability for current issuers	0.33% - 7.50%
Trust Preferred Security	$500	Discounted cash flows	Discount rate	Approximately 4%

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

In addition to the collateralized debt obligations included in the table above, the Company owns a trust preferred security backed by a single issuer for which meaningful pricing data is not readily available. The security’s book value of $500,000 is assumed to equal its fair value. The discount rate shown for the security in the table above approximates the security’s yield at March 31, 2015.

No changes in unrealized gains and losses for Level 3 asssets were recorded in earnings for either of the three month periods ended March 31, 2015 or March 31, 2014.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$1,902	$1,902
Commercial Real Estate	-	-	1,584	1,584
Other Real Estate Owned
Construction and Land Development	-	-	54	54
Total assets at fair value	$-	$-	$3,540	$3,540

	December 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$2,124	$2,124
Commercial Real Estate	-	-	1,105	1,105
Other Real Estate Owned
1 - 4 Family Residential	-	-	334	334
Construction and Land Development	-	-	54	54
Total assets at fair value	$-	$-	$3,617	$3,617

Impaired loans measured at fair value had a recorded investment of $3,402,000 with a valuation allowance of $161,000 at March 31, 2015, resulting in an additional provision for loan losses of $105,000 for the three months ended March 31, 2015. This additional provision related entirely to a Commercial and Industrial loan for which a full reserve was established. Impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $3,065,000 with a valuation allowance of $ 63,000 at December 31, 2014, resulting in an additional provision for loan losses of $40,000 for the year ended December 31, 2014. This additional provision was assigned to 1 – 4 Family Residential loans.

Impaired loans measured at fair value had a recorded investment of $4,212,000 with a valuation allowance of $307,000 at March 31, 2014, resulting in an additional provision for loan losses of $177,000 for the three months ended March 31, 2014. This additional provision included $34,000 for Construction and Land Development loans, $2,000 for 1-4 Family Residential loans, $136,000 for Multifamily loans, and $5,000 for Commercial Real Estate loans.

Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $50,000, which was made up of the outstanding balance of $165,000, net of a valuation allowance of $115,000 at March 31, 2015. No impairment provisions were made during the three months ended March 31, 2015. Other real estate owned measured at fair value less costs to sell had a net carrying amount of $361,000, which was made up of the outstanding balance of $482,000, net of a valuation allowance of $121,000, at December 31, 2014. This valuation allowance included $6,000 of impairment made during the year ended December 31, 2014, which related entirely to 1-4 Family Residential real estate.

The Company made impairment provisions for other real estate owned totaling approximately $6,000 during the three months ended March 31, 2014. The Company had no chargeoffs of other real estate owned during the three months ended March 31, 2014.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2015 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$47,471	$47,471	$-	$-	$47,471
Available for sale investment securities	35,287	-	32,581	2,706	35,287
Federal Home Loan Bank Stock	3,569	N/A	N/A	N/A	N/A

Loans, net	362,755	-	-	361,457	361,457
Accrued interest receivable	1,197	-	97	1,100	1,197

Financial liabilities
Deposits	354,532	227,679	127,215	-	354,894
Short term borrowings	350	-	350	-	350
Advances from Federal Home Loan Bank	74,000	-	77,889	-	77,889
Junior subordinated debentures	10,310	-	-	5,042	5,042
Accrued interest payable	453	1	451	1	453

	Fair Value Measurements at December 31, 2014 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$33,572	$33,572	$-	$-	$33,572
Available for sale investment securities	35,269	-	33,261	2,008	35,269
Federal Home Loan Bank Stock	4,000	N/A	N/A	N/A	N/A
Loans, net	358,546	-	-	355,310	355,310
Accrued interest receivable	1,169	-	97	1,072	1,169

Financial liabilities
Deposits	331,034	210,391	120,950	-	331,341
Short term borrowings	3,802	-	3,802	-	3,802
Advances from Federal Home Loan Bank	80,000	-	83,488	-	83,488
Junior subordinated debentures	10,310	-	-	5,018	5,018
Accrued interest payable	777	-	776	1	777

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

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest are assigned Levels 1, 2, or 3 classifications commensurate with the assets or liabilities with which they are associated.

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2014. Results of operations for the period ending March 31, 2015 are not necessarily indicative of the results to be attained for any other period.

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
o

the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone,computer and/or the Internet;

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
o

the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains,revenue growth and/or expense savings from such endeavors;

o	changes in laws and regulations, including tax, banking and securities laws and regulations and deposit insurance assessments;
o	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;
o	changes in the requirements of regulatory agencies;
o	changes in accounting policies, rules and practices;
o	changes in technology or products that may be more difficult or costly, or less effective than anticipated;
o	cybersecurity risk related to our dependence on internal security systems and the technology of outside service providers, as well as the potential impacts of third party security breaches;
o	the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
o	loss of consumer or investor confidence; and
o	other factors and information described in any of the reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

Results of Operations

The Company’s net income for the three months ended March 31, 2015 was $1,978,000 or $0.28 per basic share, compared to net income of $643,000, or $0.09 per basic share, for the three months ended March 31, 2014. The average number of basic shares outstanding for the three months ended March 31, 2015 was 7,099,979 compared to 7,085,818 for the three months ended March 31, 2014.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings. Net interest income was approximately $4.0 million for the three months ended March 31, 2015, compared to approximately $3.6 million for the three months ended March 31, 2014.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities. The increase in the Company’s net interest income for the three months ended March 31, 2015 compared to the same period of 2014 was due to increased interest income and decreased interest expense between the two periods. The increase in interest income related primarily to the mix of earning assets and increase in interest income on loans, driven by growth of the portfolio and partially offset by lower yielding loans. The decrease in interest expense was primarily driven by lower interest expense on time deposits. Interest expense on time deposits decreased between the two periods due to changes in both volume and rate, as the Company was able to lower its cost of funds on time deposits while changing its funding mix towards deposits with lower funding costs.

Average earning assets for the three months ended March 31, 2015 increased 8.3 percent to $415.3 million from the $383.7 million reported for the three months ended March 31, 2014. The increase was attributable to an increase of $34.3 million in average loans, partially offset by a $2.7 million decrease in average total investments, cash, and federal funds sold. The increase in average loans between the two periods was primarily due to growth in the Company’s loan portfolio. The decrease in the Company’s average investments and federal funds sold was primarily due to paydowns on mortgage backed securities.

Average interest bearing liabilities for the three months ended March 31, 2015 increased 3.9 percent to $360.7 million from the $347.1 million reported for the three months ended March 31, 2014. The increase was primarily attributable to an increase of $26.4 million in average savings and transaction accounts, partially offset by a $13.3 million decrease in average time deposits. The increase in savings and transaction accounts was primarily attributable to an increase of $22.6 million in average money market accounts. Of this amount, approximately $21.5 million was attributable to an increase in average municipal money market accounts. The decrease in average time deposits was attributable to a decrease of $24.5 million in retail time deposits, partially offset by an increase of $11.2 million in brokered and wholesale time deposits.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended March 31, 2015 and 2014.

	For the three months ended			For the three months ended
	March 31, 2015			March 31, 2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$15,015	$8	0.20%	$11,636	$6	0.21%
Investments – taxable	36,364	214	2.36	42,469	263	2.48
Investments - nontaxable	3,924	59	6.04	3,919	59	6.04
Total investments and federal funds sold	55,303	281	2.04	58,024	328	2.27
Loans (2)(3)	360,012	4,604	5.12	325,643	4,235	5.21
Total earning assets/interest income	415,315	4,885	4.72%	383,667	4,563	4.77%
Other assets	53,849			57,429
Total assets	$469,164			$441,096
Liabilities
Savings and transaction accounts	$162,087	154	0.38%	$135,677	177	0.52%
Time deposits	121,580	204	0.67	134,917	246	0.73
Other borrowings	66,704	447	2.69	66,152	444	2.69
Subordinated debt	10,310	44	1.71	10,310	45	1.77
Total interest bearing liabilities/interest expense	360,681	849	0.94%	347,056	912	1.05%
Non-interest bearing liabilities	59,921			50,977
Total liabilities	420,602			398,033
Equity	48,562			43,063
Total liabilities and equity	$469,164			$441,096
Net interest income/margin (4)		$4,036	3.89%		$3,651	3.81%
Net interest spread (5)			3.78%			3.72%

(1) Annualized

(2) Does not include nonaccruing loans.

(3) Income includes loan fees of $151,000 in 2015 and $171,000 in 2014.

(4) Net interest income divided by total earning assets.

(5) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended March 31, 2015 the average yield on earning assets was 4.72 percent, while the average cost of interest bearing liabilities was 0.94 percent. For the three months ended March 31, 2014 the average yield on earning assets was 4.77 percent and the average cost of interest-bearing liabilities was 1.11 percent. The decrease in the overall asset yield is due to lower rates on new assets, causing decreases in yields for each of the components of interest bearing assets. The decrease in the cost of average interest bearing liabilities was due to decreases in average rates paid on time deposits and savings and transaction accounts. The net interest margin was 3.89 percent and 3.81 percent for the three months ended March 31, 2015 and 2014, respectively. The increase in the net interest margin was attributable to an increase of $385,000 in net interest income, which was comprised of an increase in interest income of $322,000 and a decrease in interest expense of $63,000. The increase in interest income was primarily due to a $369,000 increase in interest income on loans, while the interest expense reduction was primarily attributable to a $42,000 decrease in interest expense on time deposits.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
	For the three months ended March 31, 2015
	Versus three months ended March 31, 2014 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$2	$-	$2
Investments - taxable	(38)	(11)	(49)
Investments - non taxable	-	-	-
Total investments and federal funds sold	(36)	(11)	(47)
Net loans (2)(3)	442	(73)	369
Total interest income	406	(84)	322
Interest expense:
Savings and transaction accounts	35	(58)	(23)
Time deposits	(24)	(18)	(42)
Other borrowings	3	-	3
Subordinated debt	-	(1)	(1)
Total interest expense	14	(77)	(63)
Net interest income	$392	$7	$385

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Income includes loan fees of $151,000 in 2015 and $171,000 in 2014.
(3)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2015 was $1,281,000, compared to $488,000 for the three months ended March 31, 2014, an increase of $793,000. The increase was primarily due to a $750,000 gain recognized on the sale of premises and equipment during the three months ended March 31, 2015. The premises disposed of was an unoccupied lot adjacent to the Company’s headquarters and main office. There were no such gains during the three months ended March 31, 2014. Also contributing to the increase in noninterest income were increases of $33,000 and $14,000 in service fees on deposit accounts, and gains on the sale of mortgage loans held for sale, respectively.

Noninterest expenses for the three months ended March 31, 2015 were $3,140,000, compared to $3,130,000 for the three months ended March 31, 2014, an increase of $10,000. The largest contributing factor to this increase was an $80,000 decrease in gains on sale of other real estate owned, which are accounted for as an offset to noninterest expense. Additionally, salaries and benefits increased by $71,000 due primarily to routine salary increases. Partially offsetting these increases were decreases of $34,000 and $95,000 related to other real estate impairment provisions and expenses and the Allowance for Unfunded Commitments, respectively. The Allowance for Unfunded Commitments provides for future losses on contractual commitments to extend credit that have not yet been funded. The adequacy of the Allowance for Unfunded Commitments is analyzed on a quarterly basis.

Income Taxes

The Company’s income tax expense for the three months ended March 31, 2015 totaled $1,078,000, comprised of $978,000 for Federal income taxes and $100,000 for South Carolina income taxes. The Company’s income tax expense for the three months ended March 31, 2014 totaled $345,000, comprised of $318,000 for Federal income taxes and $27,000 for South Carolina income taxes. The effective tax rates for these periods were 35.3% and 34.9% for the three months ended March 31, 2015 and March 31, 2014, respectively.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less certificates of deposit $250,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 93.4% of total deposits as of March 31, 2015. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. Available borrowings under this line totaled $23.7 million at March 31, 2015. The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce, $10 million with Zion’s Bank, $5 million with Center State Bank, and $8 million with First Tennessee Bank. These accommodations may be withdrawn at any time at the sole discretion of these institutions. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window. The Company has pledged its portfolios of construction and land development loans, and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $26.4 million at March 31, 2015.

Loans

Gross loans totaled approximately $367,630,000 and $364,148,000 at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the Company had $5.2 million of nonaccrual loans and $45,000 of loans 90 days delinquent and still accruing interest. Of these, $4.3 million are secured by real estate. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2014, the Company had $5.0 million of nonaccrual loans and no loans 90 days past due and still accruing interest. At March 31, 2014, the Company had $8.5 million of nonaccrual loans and $102,000 of loans 90 days past due and still accruing interest. The allowance for loan losses was 1.33 percent of loans as of March 31, 2015, compared to 1.54 percent as of December 31, 2014 and 1.81 percent as of March 31, 2014.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

For three months ended March 31, 2015 the Company credited its loan loss provision for $900,000. For the three months ended March 31, 2014 the Company recorded no loan loss provision. Net recoveries for the three months ended March 31, 2015 and March 31, 2014 totaled approximately $173,000 and $105,000, respectively. The need for future loan loss provisions will be influenced by loan defaults, loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, the level of loans with credit grades of 6 through 9, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions in our loan portfolio, potential repayment risk for floating and adjustable rate loans due to the potential for rising interest rates, risks posed by unseasoned loans during periods of growth in the loan portfolio, and collateral values of impaired loans deemed to be collateral dependent. As referenced in Note 6, the Company’s general reserves portion of its allowance for loan losses decreased by $854,000 during the three months ended March 31, 2015, from $5,539,000 at December 31, 2014 to $4,685,000 at March 31, 2015. The main factor leading to the loan loss provision credit of $900,000 for the three months ended March 31, 2015 was a reduction in required general reserves related to loan default and loss severities risks totaling approximately $522,000. This reduction was the result of the inclusion of 2014 loan defaults and chargeoffs and recoveries data into the calculation of historical averages for these factors. Due to a comparatively low level of defaults, and net recoveries totaling $161,000 during 2014, the Company’s historical average defaults and loss severities were lessened significantly by the inclusion of 2014 data. Additionally, the Company’s required general reserves also decreased by approximately $251,000 due to a combination of loan upgrades and migrations from general reserves to specific reserves for impaired loans that had calculated impairments of zero.

For the three months ended March 31, 2015, net recoveries to average loans outstanding totaled 0.19% on an annualized basis while the allowance for loan losses to gross loans totaled 1.33% at March 31, 2015. For the three months ended March 31, 2014, net recoveries to average loans outstanding totaled 0.13% on an annualized basis while the allowance for loan losses to gross loans totaled 1.81% at March 31, 2014.

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At March 31, 2015 potential problem loans totaled $7.4 million. The Company’s potential problem loans were comprised of $687,000 of construction and land development real estate loans, $3.5 million of nonfarm, nonresidential real estate loans, $2.7 million of 1-4 family mortgage loans, and $450,000 of various loan types not secured by real estate, primarily commercial and industrial loans. At December 31, 2014 potential problem loans totaled $12.0 million. The Company’s potential problem loans were comprised of $703,000 of construction and land development real estate loans, $7.0 million of nonfarm, nonresidential real estate loans, $3.5 million of 1-4 family mortgage loans, $338,000 of multifamily real estate loans, and $513,000 of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $3.4 million as of March 31, 2015, $3.7 million at December 31, 2014, and $4.3 million as of March 31, 2014, net of a valuation reserve. Sales of other real estate owned totaled approximately $312,000 and $1.1 million for the three months ended March 31, 2015, and 2014, respectively. The Company generated loans to facilitate the sales of other real estate owned totaling $0 and $260,000 during the three months ended March 31, 2015 and March 31, 2014, respectively. Impairment charges on other real estate owned totaled $0 and $6,000 for the three months ended March 31, 2015, and 2014, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Deposits increased $23.5 million during the first three months of 2015 to $354.5 million at March 31, 2015. Included in this amount were increases of $12.6 million in noninterest bearing deposits and $10.9 million in interest bearing accounts. The increase in interest bearing deposits was due to increases of $6.2 million, $3.6 million, and $1.1 million in time deposits, interest bearing transaction accounts, and savings and money market demand accounts, respectively. The growth in time deposits was primarily attributable to a $5.6 million increase in retail time deposits. Brokered and wholesale time deposits totaled $12.9 million and $12.3 million at March 31, 2015 and December 31, 2014, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at March 31, 2015 and December 31, 2014 are summarized as follows:

March 31, 2015
(Dollars in Thousands)
Maturity	Rate	Balance

March 2016	2.04%	$10,000
March 2016	0.36%	12,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$74,000

December 31, 2014
(Dollars in Thousands)
Maturity	Rate	Balance

February 2015	0.36%	$18,000
March 2016	2.04%	10,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$80,000

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"), a non-consolidated subsidiary of the Company, issued and sold a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities. The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets. The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. Since September 30, 2010, the Company has had the right to redeem the Capital Securities in whole or in part. See Note 11 to the consolidated financial statements for the year ended December 31, 2014, and the information set forth in Exhibit 13 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures” filed with our Form 10-K for the year ended December 31, 2014, for more information about the terms of the junior subordinated debentures.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Capital Resources

The Company’s total shareholders’ equity increased by approximately $2.5 million during the first three months of 2015, primarily due to net income of $1,978,000, other comprehensive income of $513,000, and proceeds from stock issuances of approximately $24,000 pursuant to our Employee Stock Purchase Plan. The Company’s Tier 1 capital to average assets ratio was 12.11 percent as of March 31, 2015 compared to 11.98 percent as of December 31, 2014.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. Tier 1 Capital includes Common Equity Tier 1 and Additional Tier 1, which consists of additions for certain items to Common Equity Tier 1. None of these additions apply to the Company or the Bank; therefore, for both entities Common Equity Tier 1 capital equals Tier 1 capital. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are illustrated in the chart below. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank. As of March 31, 2015, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Minimum Basel III Phase In		Minimum Basel III Fully Phased In		Well Capitalized
	Actual		Requirement		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$55,240	16.07%	$27,503	8.00%	$36,098	10.50%	$34,379	10.00%
Tier 1 capital (to risk-weighted assets)	50,904	14.81%	20,628	6.00%	29,222	8.50%	27,503	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	50,904	14.81%	15,471	4.50%	24,065	7.00%	22,346	6.50%
Tier 1 capital (to average assets)	50,904	11.09%	18,363	4.00%	18,363	4.00%	22,954	5.00%
The Company
Total capital (to risk-weighted assets)	$62,778	17.93%	$28,012	8.00%	$36,765	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	58,395	16.68%	21,009	6.00%	29,762	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	58,395	16.68%	15,757	4.50%	24,510	7.00%	N/A	N/A
Tier 1 capital (to average assets)	58,395	12.11%	19,288	4.00%	19,288	4.00%	N/A	N/A

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At March 31, 2015, the Company had issued commitments to extend credit of approximately $28.1 million and letters of credit of approximately $99,000 through various types of commercial lending arrangements. Approximately $16.6 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2015.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,115	$1,649	$7,639	$10,403	$17,741	$28,144
Standby letters of credit	-	5	30	35	64	99
Totals	$1,115	$1,654	$7,669	$10,438	$17,805	$28,243

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 12, 2015. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Date:May 14, 2015	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date:May 14, 2015	By:	/s/ William C. Heslop
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