Form 10-Q
period 2015-06-30
SOUTHCOAST FINANCIAL CORP
filed 2015-08-06
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

7,103,751 shares of common stock, no par value, as of July 31, 2015

SOUTHCOAST FINANCIAL CORPORATION

INDEX

Page No.
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – June 30, 2015 and December 31, 2014	2

Condensed Consolidated Statements of Income – Six months ended June 30, 2015 and 2014	3

Condensed Consolidated Statements of Income – Three months ended June 30, 2015 and 2014	4

Condensed Consolidated Statements of Comprehensive Income – Six and three months ended June 30, 2015 and 2014	5

Condensed Consolidated Statements of Changes in Shareholders' Equity – Six months ended June 30, 2015 and 2014	6

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2015 and 2014	7

Notes to Condensed Consolidated Financial Statements	8-32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	33-46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

PART II - OTHER INFORMATION

Item 6. Exhibits	47

Signatures	47

Exhibit Index	48

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$45,970	$33,572
Federal funds sold	1,219	-
Total cash and cash equivalents	47,189	33,572

Investment securities
Available for sale	33,409	35,269
Federal Home Loan Bank Stock, at cost	3,824	4,000

Loans held for sale	360	-

Loans, net of allowance of $4,986 and $5,602	378,056	358,546

Premises and equipment, net	19,556	20,455
Other real estate owned, net	2,777	3,686
Company owned life insurance	13,144	12,984
Deferred tax asset, net	4,830	5,636
Other assets	2,502	2,685

Total assets	$505,647	$476,833

Liabilities
Deposits
Noninterest-bearing	$64,118	$48,700
Interest-bearing	297,070	282,334

Total deposits	361,188	331,034

Federal funds purchased	-	3,065
Securities sold under agreements to repurchase	588	737
Federal Home Loan Bank Borrowings	80,000	80,000
Junior subordinated debentures	10,310	10,310
Other liabilities	3,113	4,382

Total liabilities	455,199	429,528

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 7,103,751 shares issued and outstanding at June 30, 2015 and 7,096,574 at December 31, 2014)	54,694	54,643
Accumulated deficit	(3,349)	(6,200)
Accumulated other comprehensive loss	(897)	(1,138)

Total shareholders’ equity	50,448	47,305

Total liabilities and shareholders’ equity	$505,647	$476,833

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Interest income
Loans, including fees	$9,075	$8,417
Investment securities	491	579
Cash and federal funds sold	23	16

Total interest income	9,589	9,012

Interest expense
Deposits and borrowings	1,705	1,809

Net interest income	7,884	7,203
Provision for loan losses	(900)	-

Net interest income after provision for loan losses	8,784	7,203

Noninterest income
Service fees on deposit accounts	762	738
Gain on sale of mortgage loans held for sale	61	21
Company owned life insurance earnings	160	163
Gain on sale of available for sale securities	-	109
Gain on sale of premises and equipment	750	-
Other	102	87
Total noninterest income	1,835	1,118

Noninterest expenses
Salaries and employment benefits	3,653	3,449
Occupancy	545	585
Furniture and equipment	861	843
Software	27	43
Insurance	260	300
Professional fees	426	376
Telephone, postage, and supplies	160	168
Gain on sale of other real estate owned	(118)	(156)
Other real estate owned impairment provision, and other expenses, net of rental income	4	61
Other operating expenses	417	576
Total noninterest expenses	6,235	6,245

Income before income taxes	4,384	2,076
Income tax expense	1,533	724

Net income	$2,851	$1,352

Basic net income per common share	$.40	$.19

Diluted net income per common share	$.40	$.19

Weighted average shares outstanding
Basic	7,101,865	7,087,860

Diluted	7,101,865	7,087,860

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	June 30,
	2015	2014
Interest income
Loans, including fees	$4,471	$4,182
Investment securities	239	278
Cash and federal funds sold	15	10

Total interest income	4,725	4,470

Interest expense
Deposits and borrowings	856	897

Net interest income	3,869	3,573
Provision for loan losses	-	-

Net interest income after provision for loan losses	3,869	3,573

Noninterest income
Service fees on deposit accounts	374	383
Gain on sale of mortgage loans held for sale	41	15
Company owned life insurance earnings	82	82
Gain on sale of available for sale securities	-	109
Gain on sale of premises and equipment	-	-
Other	57	41
Total noninterest income	554	630

Noninterest expenses
Salaries and employment benefits	1,823	1,690
Occupancy	268	289
Furniture and equipment	437	420
Software	14	22
Insurance	128	155
Professional fees	224	184
Telephone, postage, and supplies	73	85
Gain on sale of other real estate owned	(93)	(51)
Other real estate owned impairment provision, and other expenses, net of rental income	-	23
Other operating expenses	221	298
Total noninterest expenses	3,095	3,115

Income before income taxes	1,328	1,088
Income tax expense	455	379

Net income	$873	$709

Basic net income per common share	$.12	$.10

Diluted net income per common share	$.12	$.10

Weighted average shares outstanding
Basic	7,103,751	7,089,902

Diluted	7,103,751	7,089,902

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2015	2014
Net income	$2,851	$1,352

Other comprehensive income:
Unrealized gains on available for sale securities	377	1,109
Tax effect	(136)	(399)
Reclassification of gains included in net income	-	(109)
Tax effect	-	39
Total other comprehensive income	241	640

Comprehensive income	$3,092	$1,992

	For the Three Months Ended
	June 30,
	2015	2014
Net income	$873	$709

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(425)	602
Tax effect	153	(217)
Reclassification of gains included in net income	-	(109)
Tax effect	-	39
Total other comprehensive income (loss)	(272)	315

Comprehensive income	$601	$1,024

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity

For the six months ended June 30, 2015 and 2014

(Unaudited)

(Dollars in thousands)

				Accumulated Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total

Balance, January 1, 2014	7,082,062	$54,544	$(9,937)	$(2,038)	$42,569

Comprehensive income			1,352	640	1,992

Employee stock purchase plan	7,840	52	.-	-	52

Balance, June 30, 2014	7,089,902	$54,596	$(8,585)	$(1,398)	$44,613

Balance, January 1, 2015	7,096,574	$54,643	$(6,200)	$(1,138)	$47,305

Comprehensive income			2,851	241	3,092

Employee stock purchase plan	7,177	51	.-	-	51

Balance, June 30, 2015	7,103,751	$54,694	$(3,349)	$(897)	$50,448

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	For the Six Months Ended
	June 30,
	2015	2014
Operating activities
Net income	$2,851	$1,352
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in deferred income taxes	670	604
Provision for loan losses	(900)	-
Depreciation and amortization	400	447
Discount accretion and premium amortization	71	68
Gain on sales of available for sale securities	-	(109)
Gain on sale of other real estate owned	(118)	(156)
Change in deferred gain on sale of other real estate owned	(66)	(51)
Impairment charges on other real estate owned	-	6
Originations of loans held for sale	(4,034)	(825)
Proceeds from sales of loans held for sale	3,735	1,116
Gain on sale of mortgage loans held for sale	(61)	(21)
Gain on sale of premises and equipment	(750)	-
Company owned life insurance earnings	(160)	(163)
Decrease in other assets	183	210
Decrease in other liabilities	(1,137)	(93)
Net cash provided by operating activities	684	2,385

Investing activities
Calls, maturities, and paydowns of investment securities available-for-sale	2,166	1,356
Purchases of investment securities available for sale	-	(3,000)
Sales of investment securities available-for-sale	-	3,228
Purchases of Federal Home Loan Bank stock	(1,299)	(518)
Sales of Federal Home Loan Bank stock	1,475	642
Net increase in loans	(17,935)	(18,029)
Purchases of premises and equipment	(46)	(76)
Proceeds from sales of premises and equipment	1,295	-
Proceeds from sales of other real estate owned	286	833
Capital expenditures related to other real estate owned	-	(14)
Net cash used by investing activities	(14,058)	(15,578)

Financing activities
Net increase in deposits	30,154	18,642
Decrease in federal funds purchased	(3,065)	(3,115)
Decrease(increase) in securities sold under agreements to repurchase	(149)	208
Net proceeds from issuances of stock	51	52
Net cash provided by financing activities	26,991	15,787

Increase in cash and cash equivalents	13,617	2,594
Cash and cash equivalents, beginning of period	33,572	28,460
Cash and cash equivalents, end of period	$47,189	$31,054

Cash paid for:
Interest	$1,685	$2,043
Income Taxes	$912	104
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$-	$646
Change in unrealized losses on available-for-sale securities	$(377)	$(1,000)
Loans to finance sales of other real estate owned	$675	$260

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

Note 4 – Recently Issued Accounting Standards

There were no recently issued authoritative pronouncements that had a material impact on the Company’s accounting, reporting, or disclosures of financial information as of June 30, 2015.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	June 30, 2015
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$23,167	$-	$394	$22,773
Municipal securities	3,430	218	-	3,648
Other	8,213	26	1,251	6,988

Total	$34,810	$244	$1,645	$33,409

	December 31, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$24,915	$103	$80	$24,938
Municipal securities	3,924	260	-	4,184
Other	8,208	37	2,098	6,147

Total	$37,047	$400	$2,178	$35,269

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014.

Available for Sale

(Amounts in thousands)	June 30, 2015
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$22,773	$394	$-	$-	$22,773	$394
Other	-	-	2,001	1,251	2,001	1,251

Total	$22,773	$394	$2,001	$1,251	$24,774	$1,645

	December 31, 2014
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$-	$-	$15,990	$80	$15,990	$80
Other	-	-	1,610	2,098	1,610	2,098

Total	$-	$-	$17,600	$2,178	$17,600	$2,178

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $1,251,000, or 76% of unrealized losses, and $2,178,000, or 100% of unrealized losses, at June 30, 2015 and December 31, 2014, respectively. The majority of the unrealized losses for both periods related to Other securities, which were comprised of three individual securities. It is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Unrealized losses on Other securities declined by approximately $847,000 at June 30, 2015 when compared to December 31, 2014, primarily due to a $829,000 reduction in unrealized losses on an individual security. This security trades infrequently, but its increased valuation was based on a recent trade.

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

One of the Company’s collateralized debt obligations with an amortized cost of approximately $1,825,000 and fair value of approximately $1,217,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1,738,000 and fair value of approximately $1,143,000 is credited with payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Future interest payments are accrued on these larger principal balances. The Company has discontinued the accrual of interest on this security due to its payment-in-kind status.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At June 30, 2015, there was $234,234,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at June 30, 2015.

(Amounts in thousands)

Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$170,078	128.00%	138.35%
B	38,116	115.00%	113.02%
C	48,234	106.20%	91.76%
D	28,392	100.30%	82.62%
Income Notes	18,000	N/A	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of June 30, 2015 predicts the Company will resume receipt of its contractual principal and interest payments by the end of 2015, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of the underlying issuers. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $381,000 for the security (Security B in the table below) at June 30, 2015.

The following table provides certain relevant details on each of our collateralized debt obligations as of June 30, 2015, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

June 30, 2015
(Amounts in thousands)
	Security A	Security B

Book Value	$1,825	$1,738
Fair Value	$1,217	$1,143
Unrealized Loss	$608	$595
Number of underlying financial institution issuers	47	39
Number of deferrals and defaults	9	12
Additional expected deferrals/ defaults*	N/A	0/2
Excess Subordination as a percentage of performing collateral^	33.21%	N/A

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

The amortized costs and fair values of investment securities available for sale at June 30, 2015 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized	Fair
	Cost	Value
Due after one but within five years	$440	$462
Due after five but within ten years	2,218	2,364
Due after ten years	4,835	3,682
Mortgage backed	23,167	22,773
Equity securities with no maturity	4,150	4,128

Total investment securities available-for-sale	$34,810	$33,409

Investment securities with an aggregate amortized cost of $23,555,000 and estimated fair value of $23,282,000 at June 30, 2015, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $1,498,000 and estimated fair value of $1,466,000 at June 30, 2015, were pledged to secure securities sold under agreements to repurchase.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	June 30,	December 31,
	2015	2014
Real estate secured loans:
Residential 1-4 Family	$233,199	$217,518
Multifamily	4,769	5,108
Commercial	89,830	87,906
Construction and land development	31,399	29,060

Total real estate secured loans	359,197	339,592
Commercial and industrial	20,041	22,022
Consumer	3,296	2,206
Other	508	328

Total gross loans	383,042	364,148
Allowance for loan losses	(4,986)	(5,602)

	$378,056	$358,546

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of June 30, 2015 and December 31, 2014 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category

As of June 30, 2015 and December 31, 2014

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2015	2014	2015	2014	2015	2014	2015	2014
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	121,172	107,353	1,310	1,350	17,812	14,965	14,552	11,197
4	58,173	56,164	1,079	1,111	29,787	28,180	7,211	7,310
5	46,352	46,873	2,045	2,309	32,575	33,081	8,900	9,571
6	1,518	1,587	335	-	5,082	2,042	64	269
7	5,358	4,930	-	338	4,574	9,638	672	703
8	626	611	-	-	-	-	-	10
9	-	-	-	-	-	-	-	-

Total	$233,199	$217,518	$4,769	$5,108	$89,830	$87,906	$31,399	$29,060

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Grade
1	$514	$2,223	$376	$397	$-	$-	$890	$2,620
2	-	-	-	-	-	-	-	-
3	2,481	2,205	1,104	480	92	94	158,523	137,644
4	6,969	6,628	630	220	389	181	104,238	99,794
5	8,931	9,589	1,103	977	27	53	99,933	102,453
6	12	18	-	-	-	-	7,011	3,916
7	1,134	1,359	83	132	-	-	11,821	17,100
8	-	-	-	-	-	-	626	621
9	-	-	-	-	-	-	-	-

Total	$20,041	$22,022	$3,296	$2,206	$508	$328	$383,042	$364,148

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)

Past Due Loans For the Periods Ended June 30, 2015 and December 31, 2014
June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$1,109	$695	$978	$2,782	$230,417	$233,199	$-
Multifamily Residential	335	-	-	335	4,434	4,769	-
Commercial Real Estate	673	30	1,252	1,955	88,875	89,830	45
Construction and Land Development	207	-	180	387	31,012	31,399	180
Non-Real Estate Secured							-
Commercial and Industrial	98	7	262	367	19,674	20,041	-
Consumer and Other	91	1	-	92	3,712	3,804	-

Total	$2,513	$733	$2,672	$5,918	$378,124	$383,042	$225

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$1,748	$955	$1,972	$4,675	$212,843	$217,518	$-
Multifamily Residential	-	-	-	-	5,108	5,108	-
Commercial Real Estate	794	1,930	1,073	3,797	84,109	87,906	-
Construction and Land Development	-	52	10	62	28,998	29,060	-
Non- Real Estate Secured							-
Commercial and Industrial	235	66	146	447	21,575	22,022	-
Consumer and Other	8	15	13	36	2,498	2,534	-

Total	$2,785	$3,018	$3,214	$9,017	$355,131	$364,148	$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)

	June 30,	December 31,
	2015	2014

1-4 Family Residential	$2,434	$2,956
Multifamily Residential	-	-
Commercial Real Estate	1,302	1,096
Construction and Land Development	-	10
Commercial and Industrial	762	859
Consumer and Other	13	48

Total	$4,511	$4,969

At June 30, 2015 and December 31, 2014, nonaccrual loans totaled $4.5 million and $5.0 million, respectively. The gross interest income that would have been recorded under the original terms of nonaccrual loans totaled $133,000 and $226,000 for the six months ended June 30, 2015 and June 30, 2014, respectively. At June 30, 2015 and December 31, 2014, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $5.5 million and $5.6 million, respectively. The recorded investment in impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $3.7 million and $3.9 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 loans over ninety days past due and still accruing interest totaled $225,000. There were no such loans at December 31, 2014.

At June 30, 2015 and December 31, 2014, all TDRs, including those on nonaccrual status, totaled $2.1 million and $3.9 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms during the six months ended June 30, 2015 totaled approximately $25,000; actual interest income recognized on these loans according to the restructured terms totaled $18,000. The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2014 totaled approximately $38,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $11,000. During the quarter ended June 30, 2015, there were no loans that had their original loan terms restructured, and no loans that had previously had their original terms restructured went into nonaccrual. During the same period, no loans that had their original terms restructured paid off, and no amounts related to TDRs were charged off. TDRs did not have a material effect on the allowance for loan losses as of June 30, 2015 or December 31, 2014.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	June 30,	June 30,
	2015	2014

Balance, beginning of year	$5,602	$6,041
Provision for loan losses	(900)	-
Net recoveries	284	105
Balance, end of quarter	$4,986	$6,146

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Six Months Ended June 30, 2015
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,595	$(35)	$-	$(163)	$1,319	$78	$1,397
Multifamily Residential	61	-	144	(125)	80	-	80
Commercial Real Estate	1,424	-	190	(777)	837	-	837
Construction and Land Development	312	-	18	118	448	-	448
Non-Real Estate Secured
Commercial and Industrial	496	(81)	10	122	444	103	547
Consumer and Other	32	(6)	44	(41)	29	-	29
Other
Other General Reserves	1,363	-	-	17	1,380	-	1,380
Unallocated	319	-	-	(51)	268	-	268
Total	$5,602	$(122)	$406	$(900)	$4,805	$181	$4,986

	For the Six Months Ended June 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,829	$(52)	$9	$(506)	$1,143	$137	$1,280
Multifamily Residential	58	-	-	139	48	149	197
Commercial Real Estate	1,031	(106)	-	171	1,096	-	1,096
Construction and Land Development	585	(56)	18	86	633	-	633
Non-Real Estate Secured
Commercial and Industrial	690	(42)	181	(116)	712	1	713
Consumer and Other	24	(1)	45	(47)	21	-	21
Other
Other General Reserves	1,339	-	-	112	1,451	-	1,451
Unallocated	485	-	-	161	646	-	646
Total	$6,041	$(257)	$253	$-	$5,750	$287	$6,037

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended June 30, 2015
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,515	$-	$-	$(118)	$1,319	$78	$1,397
Multifamily Residential	27	-	144	(91)	80	-	80
Commercial Real Estate	813	-	-	24	837	-	837
Construction and Land Development	212	-	1	235	448	-	448
Non-Real Estate Secured
Commercial and Industrial	703	(81)	4	(79)	444	103	547
Consumer and Other	21	-	43	(35)	29	-	29
Other
Other General Reserves	1,275	-	-	105	1,380	-	1,380
Unallocated	309	-	-	(41)	268	-	268
Total	$4,875	$(81)	$192	$-	$4,805	$181	$4,986

	For the Three Months Ended June 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,509	$(52)	$-	$(177)	$1,143	$137	$1,280
Multifamily Residential	186	-	-	11	48	149	197
Commercial Real Estate	1,014	(106)	-	188	1,096	-	1,096
Construction and Land Development	521	(56)	18	150	633	-	633
Non-Real Estate Secured
Commercial and Industrial	769	-	87	(143)	712	1	713
Consumer and Other	34	(1)	1	(13)	21	-	21
Other
Other General Reserves	1,551	-	-	(100)	1,451	-	1,451
Unallocated	562	-	-	84	646	-	646
Total	$6,146	$(215)	$106	$-	$5,750	$287	$6,037

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Year Ended December 31, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,829	$(52)	$46	$(228)	$1,532	$63	$1,595
Multi Family Residential	58	(155)	11	147	61	-	61
Commercial Real Estate	1,031	(159)	342	210	1,424	-	1,424
Construction and Land Development	585	(114)	21	(180)	312	-	312
Non-Real Estate Secured
Commercial and Industrial	690	(42)	218	(370)	496	-	496
Consumer and Other	24	(1)	46	(37)	32	-	32
Other
Other General Reserves	1,339	-	-	24	1,363	-	1,363
Unallocated	485	-	-	(166)	319	-	319
Total	$6,041	$(523)	$684	$(600)	$5,539	$63	$5,602

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of June 30, 2015 and December 31, 2014.

Loans Receivable:	As of June 30, 2015

(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,009	$231,190	$233,199
Multifamily Residential	-	4,769	4,769
Commercial Real Estate	1,215	88,615	89,830
Construction and Land Development	-	31,399	31,399
Non-Real Estate Secured
Commercial and Industrial	517	19,524	20,041
Consumer and Other	-	3,804	3,804
Total	$3,741	$379,301	$383,042

Loans Receivable:	As of December 31, 2014

(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,251	$215,267	$217,518
Multifamily Residential	-	5,108	5,108
Commercial Real Estate	1,096	86,810	87,906
Construction and Land Development	-	29,060	29,060
Non-Real Estate Secured
Commercial and Industrial	545	21,477	22,022
Consumer and Other	-	2,534	2,534
Total	$3,892	$360,256	$364,148

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans

For the Six Months ended June 30, 2015

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,600	$1,479	$-	$121	$1,496	$19
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,215	1,215	-	-	1,234	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	414	414	-	-	427	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$565	$530	$78	$35	$635	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	103	103	103	-	103	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$2,165	$2,009	$78	$156	$2,131	$19
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,215	1,215	-	-	1,234	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	517	517	103	-	530	-
Consumer and Other	-	-	-	-	-	-

Total	$3,897	$3,741	$181	$156	$3,895	$19

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans – (continued)

Impaired Loans

For the Three Months Ended June 30, 2015

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,600	$1,479	$-	$121	$1,482	$9
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,215	1,215	-	-	1,222	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	414	414	-	-	419	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$565	$530	$78	$35	$533	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	103	103	103	-	104	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$2,165	$2,009	$78	$156	$2,015	$9
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,215	1,215	-	-	1,222	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	517	517	103	-	523	-
Consumer and Other	-	-	-	-	-	-

Total	$3,897	$3,741	$181	$156	$3,760	$9

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans – (continued)

(Dollars in thousands)

Impaired Loans

For the Three Months Ended June 30, 2014

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Repurchase Agreements

The Company utilizes retail repurchase agreements as a source of funding. Retail repurchase agreements are classified as short term debt obligations of the bank and will be deemed to mature every business day following the creation of the obligation. These obligations are contractually required to be fully collateralized by securities that are the direct obligation of, or which are fully guaranteed by, the United States or one of its agencies. The customers’ security interest in the securities pledged is perfected through the notification of the pledge to the securities’ safekeeping agent. The fair market values of the securities pledged are monitored on a daily basis to ensure that all borrowings are fully secured.

At June 30, 2015 retail repurchase agreements totaled $588,000 and were fully secured by a Freddie Mac mortgage backed security with a fair market value of $1.5 million.

Note 8 – Deferred Taxes

The Company maintains a valuation allowance of $261,000 related to its holding company net operating loss carryforward for state income taxes. Throughout the Company’s history, the holding company has consistently produced operating losses on a stand alone basis, and the realizability of this loss carryforward is considered unlikely. As of June 30, 2015, gross deferred tax assets totaled approximately $5.1 million, while deferred tax assets net of the valuation allowance totaled approximately $4.8 million.

During the six months and three months ended June 30, 2015, the Company recognized $1,533,000 and $455,000, respectively, of income tax expense. Of these amounts, $1,387,000 and $409,000 were for Federal income taxes. During the six months and three months ended June 30, 2014, the Company recognized $724,000 and $379,000, respectively, of income tax expense. Of these amounts, $657,000 and $339,000 were for Federal income taxes. Amounts related to Federal income taxes for 2015 and 2014 primarily represented direct reductions to the Company’s deferred tax asset related to its net operating loss carryforward. The deferred tax asset attributable to the Company’s net operating loss carryforward totaled approximately $1.9 million and $3.2 million at December 31, 2014 and December 31, 2013, respectively. Also during the six months ended June 30, 2015 and June 30, 2014, the Company’s gross unrealized securities losses declined by approximately $377,000 and $1,109,000, respectively, which decreased the deferred tax asset related to unrealized available for sale securities losses by approximately $136,000 and $399,000, respectively.

Note 9 – Fair Value Measurements

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

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

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

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of June 30, 2015 and December 31, 2014.

 Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers problem loans with principal balances of $250,000 or greater individually for impairment. The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At June 30, 2015, all impaired loans deemed collateral dependent were evaluated based on the fair value of the underlying collateral less estimated costs to sell, while those not deemed collateral dependent were evaluated based on the present value of expected cash flows. Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments. Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of an impaired loan is based on an observable market price of the loan, the Company records the impaired loan as nonrecurring Level 2. When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated cost to sell, the Company records the impaired loan as nonrecurring Level 3.

Other real estate owned

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals.

For both collateral dependent impaired loans and other real estate owned the Company uses appraisals prepared by certifiedappraisal professionals whose qualifications and licenses have been reviewed and verified by the Company. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically lead to a Level 3 classification of the inputs for determining fair value. Once the Company receives an appraisal on an impaired loan, the Chief Credit Officer and Chief Financial Officer review the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics, as well as the Company’s own loss experience. For appraisals received on other real estate owned, the Chief Financial Officer and Chief Operating Officer use a similar approach. The Company may take additional discounts against the appraisals based on the circumstances surrounding individual properties.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$22,773	$-	$22,773
Municipals	-	3,648	-	3,648
Other	-	4,128	2,860	6,988

Total assets at fair value	$-	$30,549	$2,860	$33,409

	December 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$24,938	$-	$24,938
Municipals	-	4,184	-	4,184
Other	-	4,139	2,008	6,147

Total assets at fair value	$-	$33,261	$2,008	$35,269

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the six months ended

June 30, 2015 and 2014 (dollars in thousands):

	June 30,	June 30,
	2015	2014

Beginning of Year Balance	$2,008	$1,836
Discount Accretion	5	5
Reduction in Unrealized Loss	847	319

Ending Balance	$2,860	$2,160

The following table presents quantitative information about Level 3 fair value measurements at June 30, 2015 (dollars in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates

Collateralized Debt Obligations	$2,360	Discounted cash flows and recent trade	Discount rate	Approximately 8%
			Weighted default probability for deferring issuers	Approximately 36%
			Recovery rate on deferring issuers	10% - 15%
			Default probability for current issuers	0.33% - 7.50%
Trust Preferred Security	$500	Discounted cash flows	Discount rate	Approximately 4%

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

In addition to the collateralized debt obligations included in the table above, the Company owns a trust preferred security backed by a single issuer for which meaningful pricing data is not readily available. The security’s book value of $500,000 is assumed to equal its fair value. The discount rate shown for the security in the table above approximates the security’s yield at June 30, 2015.

No changes in unrealized gains and losses for Level 3 asssets were recorded in earnings for either of the six month periods ended June 30, 2015 or June 30, 2014.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

Assets measured at fair value on a nonrecurring basis are as follows as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$1,850	$1,850
Commercial Real Estate	-	-	1,237	1,237
Other Real Estate Owned
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$3,141	$3,141

	December 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$2,124	$2,124
Commercial Real Estate	-	-	1,105	1,105
Other Real Estate Owned
1 - 4 Family Residential	-	-	334	334
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$3,617	$3,617

Impaired loans measured at fair value had a recorded investment of $3,052,000 with a valuation allowance of $181,000 at June 30, 2015, resulting in an additional provision for loan losses of $132,000 for the six months ended June 30, 2015. This additional provision included $30,000 for 1-4 Family residential loans, and $102,000 for a single commercial and industrial loan for which a full reserve was established. The additional provision for loan losses for the three months ended June 30, 2015 totaled $30,000. This additional provision related to a single 1 – 4 Family Residential loan.

Impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $3,065,000 with a valuation allowance of $63,000 at December 31, 2014, resulting in an additional provision for loan losses of $40,000 for the year ended December 31, 2014. This additional provision was assigned to 1 – 4 Family Residential loans.

Impaired loans measured at fair value had a recorded investment of $3,110,000 with a valuation allowance of $287,000 at June 30, 2014, resulting in an additional provision for loan losses of $207,000 for the six months ended June 30, 2014. This additional provision included $1,000 for Commercial and Industrial loans, $67,000 for 1 – 4 Family Residential loans, and $139,000 for Multifamily loans. The additional provision for loan losses for the three months ended June 30, 2014 totaled $71,000. This additional provision included $1,000 for Commercial and Industrial loans, $67,000 for 1 – 4 Family Residential loans, and $3,000 for Multifamily loans.

Other real estate owned measured at fair value less estimated costs to sell at June 30, 2015, had a net carrying amount of $50,000, which was comprised of the outstanding balance of $165,000, net of a valuation allowance of $115,000. No impairment provisions were made during the six months or three months ended June 30, 2015. Other real estate owned measured at fair value less costs to sell at December 31, 2014, had a net carrying amount of $361,000, which was comprised of the outstanding balance of $482,000, net of a valuation allowance of $121,000. This valuation allowance included $6,000 of impairment provision made during the year ended December 31, 2014, which related entirely to 1-4 Family Residential real estate.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

Other real estate owned measured at fair value less estimated costs to sell at June 30, 2014, had a net carrying amount of $361,000, which was comprised of the outstanding balance of $482,000, net of a valuation allowance of $121,000. This valuation allowance included an impairment provision of $6,000 made during the six months ended June 30, 2014, all of which related to 1 – 4 Family Residential property. No impairment provision was made for the three months ending June 30, 2014.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

	Valuation Techniques	Unobservable Inputs	Range
Impaired Loans

1 - 4 Family Residential	Sales comparison approach	Bank Owned Discount	10%	-	20%
Multifamily Residential
Construction and Land Development

Commercial Real Estate	Sales comparison approach	Bank Owned Discount	10%	-	20%
	Income approach	Capitalization Rate	8%	-	12%

Other Real Estate Owned

Commercial Office Properties	Sales comparison approach	Bank Owned Discount	10%	-	20%
	Income approach	Capitalization Rate	8%	-	12%

Commercial Lots	Sales comparison approach	Bank Owned Discount	10%	-	20%
Residential 1 – 4 Family Lots
Residential 1 – 4 Family Homes
Residential 1 – 4 Family Under Construction
Multifamily Residential

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Fair Value Measurements at June 30, 2015 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$47,189	$47,189	$-	$-	$47,189
Available for sale investment securities	33,409	-	30,549	2,860	33,409
Federal Home Loan Bank Stock	3,824	N/A	N/A	N/A	N/A

Loans, net	378,056	-	-	374,592	374,592
Accrued interest receivable	1,202	-	90	1,112	1,202

Financial liabilities
Deposits	361,188	233,880	127,620	-	361,500
Short term borrowings	588	-	588	-	588
Advances from Federal Home Loan Bank	80,000	-	83,292	-	83,292
Junior subordinated debentures	10,310	-	-	5,086	5,086
Accrued interest payable	432	1	430	1	432

	Fair Value Measurements at December 31, 2014 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$33,572	$33,572	$-	$-	$33,572
Available for sale investment securities	35,269	-	33,261	2,008	35,269
Federal Home Loan Bank Stock	4,000	N/A	N/A	N/A	N/A
Loans, net	358,546	-	-	355,310	355,310
Accrued interest receivable	1,169	-	97	1,072	1,169

Financial liabilities
Deposits	331,034	210,391	120,950	-	331,341
Short term borrowings	3,802	-	3,802	-	3,802
Advances from Federal Home Loan Bank	80,000	-	83,488	-	83,488
Junior subordinated debentures	10,310	-	-	5,018	5,018
Accrued interest payable	777	-	776	1	777

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

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results of operations for the period ending June 30, 2015 are not necessarily indicative of the results to be attained for any other period.

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

Results of Operations

The Company’s net income for the six months ended June 30, 2015 was $2,851,000 or $0.40 per basic share, compared to net income of $1,352,000, or $0.19 per basic share, for the six months ended June 30, 2014. The average number of basic shares outstanding for the six months ended June 30, 2015 was 7,101,865 compared to 7,087,860 for the six months ended June 30, 2014.

The Company’s net income for the three months ended June 30, 2015 was approximately $873,000 or $0.12 per basic share, compared to net income of approximately $709,000, or $0.10 per basic share, for the three months ended June 30, 2014. The average number of basic shares outstanding for the three months ended June 30, 2015 was 7,103,751 compared to 7,089,902 for the three months ended June 30, 2014.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings. Net interest income was $7.9 million for the six months ended June 30, 2015, compared to $7.2 million for the six months ended June 30, 2014. Net interest income was $3.9 million for the three months ended June 30, 2015, compared to $3.6 million for the three months ended June 30, 2014. Net interest income for the six months ended June 30, 2015 included $275,000 of additional interest income that was recognized as a result of loan payoffs on two nonaccruing loans. These payoffs occurred during the three months ended March 31, 2015, and added approximately 0.31% to annualized loan yields for the three months ended March 31, 2015. Loan yields for the three months ended March 31, 2015 were 5.12%.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities. The increase in the Company’s net interest income for the six months and three months ended June 30, 2015 compared to the same periods of 2014 was due to increased interest income and decreased interest expense between the two periods. The increase in interest income related primarily to interest income on loans. The decrease in interest expense was primarily driven by lower interest expense on deposits, partially offset by a small increase in interest expense on other borrowings. Interest expense on deposits decreased between the two periods due primarily to changes in rate, as the Company was able to lower its cost of funds on both its time deposits and savings and interest bearing transaction accounts.

Average earning assets for the six months ended June 30, 2015 increased 8.5 percent to $423.5 million from the $390.2 million reported for the six months ended June 30, 2014. The increase was primarily attributable to an increase of $33.2 million in average loans. The increase in average loans between the two periods was primarily due to growth in the Company’s loan portfolio.

Average interest bearing liabilities for the six months ended June 30, 2015 increased 3.9 percent to $363.1 million from the $349.6 million reported for the six months ended June 30, 2014. The increase was attributable to an increase of $26.5 million in average savings and transacation accounts, partially offset by decreases of $12.6 million and $400,000 in average time deposits and other borrowings, respectively. The decrease in average time deposits was attributable to a decrease of $18.4 million in retail time deposits, partially offset by a $5.8 million increase in brokered and wholesale time deposits, respectively. The decrease in average other borrowings primarily related to repurchase agreements and federal funds purchased, partially offset by an increase in average Federal Home Loan Bank Borrowings.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the six months ended June 30, 2015 and 2014.

	For the six months ended			For the six months ended
(Dollars in thousands)	June 30, 2015			June 30, 2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$19,636	$23	0.23%	$13,186	$16	0.24%
Investments – taxable	35,774	415	2.34	42,044	503	2.41
Investments - nontaxable (2)	3,826	119	6.31	3,920	118	6.07

Total investments and federal funds sold	59,236	557	1.90	59,150	637	2.17

Loans (3)(4)	364,290	9,075	5.00	331,042	8,417	5.11

Total earning assets/interest income	423,526	9,632	4.57%	390,192	9,054	4.66%
Other assets	50,391			56,150

Total assets	$473,917			$446,342

Liabilities
Savings and transaction accounts	$163,362	297	0.37%	$136,828	340	0.50%
Time deposits	124,707	421	0.68	137,318	489	0.71
Other borrowings	64,761	898	2.80	65,114	891	2.74
Subordinated debt	10,310	89	1.74	10,310	89	1.74

Total interest bearing liabilities/interest expense	363,140	1,705	0.94%	349,570	1,809	1.04%

Non-interest bearing liabilities	61,853			53,181

Total liabilities	424,993	1,705	0.81%	402,751	1,809	0.90%

Equity	48,924			43,591

Total liabilities and equity	$473,917			$446,342

Net interest income/margin (5)		$7,927	3.76%		$7,245	3.72%

Net interest spread (6)			3.63%			3.62%

(1) Annualized

(2) Yield is calculated on a tax equivalent basis.

(3) Does not include nonaccruing loans.

(4) Income includes loan fees of $333,000 in 2015 and $341,000 in 2014.

(5) Net interest income divided by total earning assets.

(6) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the six months ended June 30, 2015 the average yield on earning assets was 4.57 percent, while the average cost of interest bearing liabilities was 0.94 percent. For the six months ended June 30, 2014 the average yield on earning assets was 4.66 percent and the average cost of interest-bearing liabilities was 1.04 percent. The moderate decrease in the overall asset yield reflects decreases in yields on loans and investments and federal funds sold, for which yields decreased by 0.11 percent and 0.27 percent, respectively. Due to a change in earning asset mix between the periods, overall asset yields only declined by 0.09 percent, as average loans accounted for nearly the entire growth in average earning assets between the periods. Because average loans carry a higher yield than average investments and federal funds sold, the overall asset yield decrease was reduced. The decrease in the cost of average interest bearing liabilities was primarily due to decreases in average rates paid on savings and transaction accounts. The net interest margin was 3.76 percent and 3.72 percent for the six months ended June 30, 2015 and 2014, respectively. The increase in the net interest margin was attributable to an increase of $682,000 in net interest income, which was comprised of an increase in interest income of $578,000 and a decrease in interest expense of $104,000. The increase in interest income was primarily due to a $658,000 increase in interest income on loans, partially offset by a decrease of $80,000 in interest income on investments and federal funds sold. The interest expense reduction was primarily attributable to a $68,000 decrease in interest expense on time deposits.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
(Dollars in thousands)	For the six months ended June 30, 2015
	Versus six months ended June 30, 2014 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$8	$(1)	$7
Investments - taxable	(75)	(13)	(88)
Investments - nontaxable (2)	(3)	4	1

Total investments and federal funds sold	(70)	(10)	(80)

Net loans (3)(4)	847	(189)	658

Total interest income	777	(199)	578

Interest expense:

Savings and transaction accounts	65	(108)	(43)
Time deposits	(45)	(23)	(68)
Other borrowings	(5)	12	7
Subordinated debt	-	-	-

Total interest expense	15	(119)	(104)

Net interest income	$762	$80	$682

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $333,000 in 2015 and $341,000 in 2014.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

Average earning assets for the three months ending June 30, 2015 increased 8.8 percent to $431.7 million from the $396.7 million reported for the three months ending June 30, 2014. The increase was primarily attributable to increases of $32.1 million, and $9.5 million in average loans, and average cash and federal funds sold, respectively, partially offset by a decrease of $6.4 million in average taxable investments. The increase in average loans between the two periods was primarily due to growth in the Company’s loan portfolio.

Average interest bearing liabilities for the three months ending June 30, 2015 increased 3.8 percent to $365.6 million from $352.1 million for the three months ending June 30, 2014. The increase was primarily attributable to an increase of $26.7 million in average savings and transacation accounts, partially offset by a decrease of $11.9 million in average time deposits. The decrease in average time deposits was attributable to a decrease of $12.5 million in average retail time deposits, partially offset by an increase of $600,000 in brokered and wholesale time deposits.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended June 30, 2015 and 2014.

(Dollars in thousands)	For the three months ended			For the three months ended
	June 30, 2015			June 30, 2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$24,256	$15	0.25%	$14,737	$10	0.26%
Investments – taxable	35,184	201	2.29	41,619	240	2.32
Investments - nontaxable (2)	3,728	60	6.52	3,920	59	6.04

Total investments and federal funds sold	63,168	276	1.76	60,276	309	2.06

Loans (3)(4)	368,568	4,471	4.87	336,440	4,182	4.99

Total earning assets/interest income	431,736	4,747	4.41%	396,716	4,491	4.54%
Other assets	46,933			54,870

Total assets	$478,669			$451,586

Liabilities
Savings and transaction accounts	$164,636	143	0.35%	$137,979	162	0.47%
Time deposits	127,834	217	0.68	139,719	244	0.70
Other borrowings	62,818	451	2.88	64,076	446	2.80
Subordinated debt	10,310	45	1.74	10,310	44	1.70

Total interest bearing liabilities/interest expense	365,598	856	0.94	352,084	896	1.02

Non-interest bearing liabilities	63,786			55,384

Total liabilities	429,384	856	0.80	407,468	896	0.88

Equity	49,285			44,118

Total liabilities and equity	$478,669			$451,586

Net interest income/margin (5)		$3,891	3.65%		$3,595	3.65%

Net interest spread (6)			3.47%			3.52%

(1)	Annualized
(2)	Yield is calculated on a tax equivalent basis.
(3)	Does not include nonaccruing loans.
(4)	Income includes loan fees of $182,000 in 2015 and $170,000 in 2014.
(5)	Net interest income divided by total earning assets.
(6)	Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended June 30, 2015 the average yield on earning assets was 4.41 percent, while the average cost of interest bearing liabilities was 0.94 percent. For the three months ended June 30, 2014 the average yield on earning assets was 4.54 percent and the average cost of interest-bearing liabilities was 1.02 percent. The moderate decrease in the overall asset yield is primarily due to loan yields, which decreased to 4.87% for the three months ended June 30, 2015 from 4.99% for the three months ended June 30, 2014. Another factor in the overall asset yield decrease was a change in the earning asset mix between the two periods, as average interest bearing cash and federal funds sold comprised 5.6% of average earning assets during the three months ended June 30, 2015, compared to 3.7% for the three months ended June 30, 2014. Partially offsetting the earning asset yield decrease was an increase in yields on nontaxable investments, which had tax equivalent yields of 6.52% and 6.04% for the three months ended June 30, 2015 and June 30, 2014, respectively. The increase in yields on nontaxable investments was due to the recognition of additional interest income on a municipal security that had a remaining unaccreted discount at the time of its call by the issuer during the quarter. The decrease in the cost of average interest bearing liabilities was primarily due to decreases in average rates paid on savings and transaction accounts. The net interest margin was 3.65 percent for each of the three month periods ended June 30, 2015 and 2014.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
(Dollars in thousands)	For the three months ended June 30, 2015
	Versus three months ended June 30, 2014 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$6	$(1)	$5
Investments - taxable	(37)	(2)	(39)
Investments - nontaxable(2)	(3)	4	1

Total investments and federal funds sold	(34)	1	(33)

Net loans (3)(4)	400	(111)	289

Total interest income	366	(110)	256

Interest expense:

Savings and transaction accounts	31	(50)	(19)
Time deposits	(21)	(6)	(27)
Other borrowings	(8)	13	5
Subordinated debt	-	1	1

Total interest expense	2	(42)	(40)

Net interest income	$364	$(68)	$296

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $182,000 in 2015 and $170,000 in 2014.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the six months ended June 30, 2015 was approximately $1,835,000, compared to approximately $1,118,000 for the six months ended June 30, 2014, an increase of approximately $717,000. The increase was primarily due to a $750,000 gain recognized on the sale of premises and equipment during the six months ended June 30, 2015. The premises disposed of was an unoccupied lot adjacent to the Company’s headquarters and main office. There were no such gains during the six months ended June 30, 2014. Also contributing to the increase in noninterest income were increases of $40,000 and $24,000 in gains on the sale of mortgage loans, and service fees on deposit accounts, respectively. These increases in noninterest income were partially offset by a decrease of $109,000 in gains on the sale of available for sale securities between the two periods. For the six months ended June 30, 2014 there were gains on the sale of available for sale securities of $109,000. There were no such gains for the six months ended June 30, 2015.

Noninterest income for the three months ended June 30, 2015 was approximately $554,000, compared to approximately $630,000 for the six months ended June 30, 2014, a decrease of approximately $76,000. This was primarily due to a decrease of approximately $109,000 in gains on sale of available for sale securities between the two periods. For the three months ended June 30, 2014 there were gains on the sale of available for sale securities of $109,000. There were no such gains for the three months ended June 30, 2015. This decrease was partially offset by a $26,000 increase in gains on mortgage loans held for sale between the two periods.

Noninterest expenses for the six months ended June 30, 2015 were $6,235,000, compared to $6,245,000 for the six months ended June 30, 2014, a decrease of $10,000. The largest contributing factors to this decrease were a $57,000 decrease in other real estate impairment provisions and operating expenses, net of rental income, a $40,000 decrease in in occupancy expenses, and a $40,000 decrease in insurance costs. Additionally, there was a $95,000 decrease in noninterest expenses related to the Allowance for Unfunded Commitments. The Allowance for Unfunded Commitments provides for future losses on contractual commitments to extend credit that have not yet been funded. The adequacy of the Allowance for Unfunded Commitments is analyzed on a quarterly basis. These decreases in noninterest expenses were partially offset by a $204,000 increase in salaries and benefits.

Noninterest expenses for the three months ended June 30, 2015 were $3,095,000, compared to $3,115,000 for the three months ended June 30, 2014, a decrease of $20,000. There was a $42,000 decrease in noninterest expenses due to increased gains on the sale of other real estate, which are accounted for as an offset to noninterest expense. Additionally, insurance expense and other expenses decreased by $27,000 and $77,000, respectively. The decrease in insurance expense was primarily attributable to lower FDIC premiums. The decrease in other expenses was attributable to many small differences in miscelleaneous expenses. These decreases were partially offset by a $133,000 increase in salaries and benefits between the two periods.

Income Taxes

The Company’s income tax expense for the six months ended June 30, 2015 totaled $1,533,000, comprised of $1,387,000 for Federal income taxes and $146,000 for South Carolina income taxes. The Company’s income tax expense for the six months ended June 30, 2014 totaled $724,000, comprised of $657,000 for Federal income taxes and $67,000 for South Carolina income taxes. The effective tax rates were 35% and 34.9% for the six months ended June 30, 2015 and June 30, 2014, respectively.

The Company’s income tax expense for the three months ended June 30, 2015 totaled $455,000, comprised of $409,000 for Federal income taxes and $46,000 for South Carolina income taxes. The Company’s income tax expense for the three months ended June 30, 2014 totaled $379,000, comprised of $339,000 for Federal income taxes and $40,000 for South Carolina income taxes. The effective tax rates were 34.3% and 34.8% for the three months ended June 30, 2015 and June 30, 2014, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less certificates of deposit $250,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 93.5% of total deposits as of June 30, 2015. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. Available borrowings under this line totaled $28.7 million at June 30, 2015. The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce, $10 million with Zions Bank, $5 million with Center State Bank, and $8 million with First Tennessee Bank. These accommodations may be withdrawn at any time at the sole discretion of these institutions. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window. The Company has pledged its portfolios of construction and land development loans, and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $25.8 million at June 30, 2015.

Loans

Gross loans totaled approximately $383,042,000 and $364,148,000 at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the Company had $4.5 million of nonaccrual loans and $225,000 of loans 90 days delinquent and still accruing interest. Of these, $3.9 million are secured by real estate. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2014, the Company had $5.0 million of nonaccrual loans and no loans 90 days past due and still accruing interest. At June 30, 2014, the Company had $7.5 million of nonaccrual loans and $102,000 of loans 90 days past due and still accruing interest. The allowance for loan losses was 1.30 percent of loans as of June 30, 2015, compared to 1.54 percent as of December 31, 2014 and 1.73 percent as of June 30, 2014.

For six months ended June 30, 2015 the Company credited its loan loss provision $900,000. For the six months ended June 30, 2014 the Company recorded no loan loss provision. Net recoveries for the six months ended June 30, 2015 and June 30, 2014 totaled approximately $284,000 and $105,000, respectively. The need for future loan loss provisions will be influenced by loan defaults, loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, the level of loans with credit grades of 6 through 9, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions in our loan portfolio, potential repayment risk for floating and adjustable rate loans due to the potential for rising interest rates, risks posed by unseasoned loans during periods of growth in the loan portfolio, and collateral values of impaired loans deemed to be collateral dependent. As referenced in Note 6, the Company’s general reserves portion of its allowance for loan losses decreased by $734,000 during the six months ended June 30, 2015, from $5,539,000 at December 31, 2014 to $4,805,000 at June 30, 2015. The main factor leading to the loan loss provision credit of $900,000 for the six months ended June 30, 2015 was a reduction in required general reserves related to loan default and loss severities risks totaling approximately $522,000. This reduction was the result of the inclusion of 2014 loan defaults and chargeoffs and recoveries data into the calculation of historical averages for these factors. Due to a comparatively low level of defaults, and net recoveries totaling $161,000 during 2014, the Company’s historical average defaults and loss severities were lessened significantly by the inclusion of 2014 data. Additionally, the Company’s required general reserves also decreased by approximately $251,000 due to a combination of loan upgrades and migrations from general reserves to specific reserves for impaired loans that had calculated impairments of zero.

For the six months ended June 30, 2015, net recoveries to average loans outstanding totaled 0.16% on an annualized basis while the allowance for loan losses to gross loans totaled 1.30% at June 30, 2015. For the six months ended June 30, 2014, net recoveries to average loans outstanding totaled 0.06% on an annualized basis while the allowance for loan losses to gross loans totaled 1.73% at June 30, 2014.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At June 30, 2015 potential problem loans totaled $7.9 million. The Company’s potential problem loans were comprised of $672,000 of construction and land development real estate loans, $3.3 million of nonfarm, nonresidential real estate loans, $3.5 million of 1-4 family real estate loans, and $410,000 of various loan types not secured by real estate, primarily commercial and industrial loans. At December 31, 2014 potential problem loans totaled $12.0 million. The Company’s potential problem loans at December 31, 2014 were comprised of $703,000 of construction and land development real estate loans, $7.0 million of nonfarm, nonresidential real estate loans, $3.5 million of 1-4 family real estate loans, $338,000 of multifamily real estate loans, and $513,000 of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $2.6 million as of June 30, 2015, $3.5 million at December 31, 2014, and $4.9 million as of June 30, 2014, net of a valuation reserve. Sales of other real estate owned totaled approximately $1 million and $833,000 for the six months ended June 30, 2015, and 2014, respectively. The Company generated loans to facilitate the sales of other real estate owned totaling $675,000 and $260,000 during the six months ended June 30, 2015 and June 30, 2014, respectively. Impairment charges on other real estate owned totaled $0 and $6,000 for the six months ended June 30, 2015, and 2014, respectively.

Deposits

Deposits increased $30.1 million during the first six months of 2015 to $361.2 million at June 30, 2015. Included in this amount were increases of $15.4 million in noninterest bearing deposits and $14.7 million in interest bearing deposits. The increase in interest bearing deposits was due to increases of $6.6 million, $1.9 million, and $6.2 million in time deposits, interest bearing transaction accounts, and savings and money market demand accounts, respectively. The growth in time deposits was primarily attributable to a $6 million increase in retail time deposits. Brokered and wholesale time deposits totaled $12.9 million and $12.3 million at June 30, 2015 and December 31, 2014, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at June 30, 2015 and December 31, 2014 are summarized as follows:

June 30, 2015
(Dollars in Thousands)
Maturity	Rate	Balance

March 2016	2.04%	$10,000
March 2016	0.36%	18,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$80,000

December 31, 2014
(Dollars in Thousands)
Maturity	Rate	Balance

February 2015	0.36%	$18,000
March 2016	2.04%	10,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$80,000

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Capital Resources

The Company’s total shareholders’ equity increased by approximately $3.1 million during the first six months of 2015, primarily due to net income of $2,851,000, other comprehensive income of $241,000, and proceeds from stock issuances of approximately $51,000 pursuant to our Employee Stock Purchase Plan. The Company’s Tier 1 capital to average assets ratio was 12.02 percent as of June 30, 2015 compared to 11.98 percent as of December 31, 2014.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. Tier 1 Capital includes Common Equity Tier 1 and Additional Tier 1, which consists of additions for certain items to Common Equity Tier 1. None of these additions apply to the Company or the Bank; therefore, for both entities Common Equity Tier 1 capital equals Tier 1 capital. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are illustrated in the chart below. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank. As of June 30, 2015, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Minimum Basel III Phase In			Minimum Basel III Fully Phased In			Well Capitalized
	Actual		Requirement			Requirement			Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$56,886	16.13%	$28,219	8.00%		$37,038	10.50%		$35,274	10.00%
Tier 1 capital (to risk-weighted assets)	52,458	14.87%	21,165	6.00%		29,983	8.50%		28,219	8.00%
Common equity Tier 1 capital (to risk- weighted assets)	52,458	14.87%	15,873	4.50%		24,692	7.00%		22,928	6.50%
Tier 1 capital (to average assets)	52,458	11.02%	19,042	4.00%		19,042	4.00%		23,802	5.00%

The Company
Total capital (to risk-weighted assets)	$64,349	17.89%	$28,773	8.00%	(1)	$37,765	8.00%	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	59,742	16.61%	21,580	6.00%	(1)	30,571	6.00%	(1)	N/A	N/A
Common equity Tier 1 capital (to risk- weighted assets)	59,742	16.61%	16,185	4.50%	(1)	25,176	4.50%	(1)	N/A	N/A
Tier 1 capital (to average assets)	59,742	12.02%	19,883	4.00%	(1)	19,883	4.00%	(1)	N/A	N/A

(1)	Minimum requirements for bank holding companies with greater than $1 billion in consolidated total assets (the Company is not currently subject to these requirements)

SOUTHCOAST FINANCIAL CORPORATIONz

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At June 30, 2015, the Company had issued commitments to extend credit of approximately $27.3 million and letters of credit of approximately $241,000 through various types of commercial lending arrangements. Approximately $16.5 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at June 30, 2015.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$557	$945	$8,689	$10,191	$17,138	$27,329
Standby letters of credit	-	-	167	167	74	241
Totals	$557	$945	$8,856	$10,358	$17,212	$27,570

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

Date:	August 6, 2015	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date:	August 6, 2015	By:	/s/ William C. Heslop
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