Form 10-Q
period 2015-09-30
SOUTHCOAST FINANCIAL CORP
filed 2015-11-12
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

7,103,751 shares of common stock, no par value, as of October 31, 2015

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$20,042	$33,572

Investment securities
Available for sale	32,946	35,269
Federal Home Loan Bank Stock, at cost	3,059	4,000

Loans held for sale	707	-

Loans, net of allowance of $4,772 and $5,602	382,756	358,546

Premises and equipment, net	19,458	20,455
Other real estate owned, net	2,777	3,686
Company owned life insurance	13,224	12,984
Deferred tax asset, net	4,277	5,636
Other assets	2,677	2,685

Total assets	$481,923	$476,833

Liabilities
Deposits
Noninterest-bearing	$60,456	$48,700
Interest-bearing	290,457	282,334

Total deposits	350,913	331,034

Federal funds purchased	3,030	3,065
Securities sold under agreements to repurchase	874	737
Federal Home Loan Bank Borrowings	62,000	80,000
Junior subordinated debentures	10,310	10,310
Other liabilities	3,395	4,382

Total liabilities	430,522	429,528

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized; 7,103,751 shares issued and outstanding at September 30, 2015 and 7,096,574 at December 31, 2014)	54,694	54,643
Accumulated deficit	(2,679)	(6,200)
Accumulated other comprehensive loss	(614)	(1,138)

Total shareholders’ equity	51,401	47,305

Total liabilities and shareholders’ equity	$481,923	$476,833

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014
Interest income
Loans, including fees	$13,804	$12,703
Taxable securities	611	725
Tax exempt securities	109	113
Cash and federal funds sold	33	24

Total interest income	14,557	13,565

Interest expense
Deposits and borrowings	2,574	2,706

Net interest income	11,983	10,859
Provision for loan losses	(900)	-

Net interest income after provision for loan losses	12,883	10,859

Noninterest income
Service fees on deposit accounts	1,159	1,118
Gain on sale of mortgage loans held for sale	121	27
Company owned life insurance earnings	240	245
Gain on sale of available for sale securities	-	109
Gain on sale of premises and equipment	750	-
Other	163	131
Total noninterest income	2,433	1,630

Noninterest expenses
Salaries and employment benefits	5,495	4,880
Occupancy	801	870
Furniture and equipment	1,273	1,267
Software	37	54
Insurance	388	457
Professional fees	941	547
Telephone, postage, and supplies	247	245
Gain on sale of other real estate owned	(118)	(340)
Other real estate owned impairment provision, and other expenses, net of rental income	16	112
Other operating expenses	739	891

Total noninterest expenses	9,819	8,983

Income before income taxes	5,497	3,506
Income tax expense	1,976	1,121

Net income	$3,521	$2,385

Basic net income per common share	$.50	$.34

Diluted net income per common share	$.50	$.34

Weighted average shares outstanding
Basic	7,102,498	7,089,630

Diluted	7,102,498	7,089,630

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2015	2014
Interest income
Loans, including fees	$4,729	$4,286
Taxable securities	196	222
Tax exempt securities	33	37
Cash and federal funds sold	10	8

Total interest income	4,968	4,553

Interest expense
Deposits and borrowings	869	897

Net interest income	4,099	3,656
Provision for loan losses	-	-

Net interest income after provision for loan losses	4,099	3,656

Noninterest income
Service fees on deposit accounts	397	380
Gain on sale of mortgage loans held for sale	60	6
Company owned life insurance earnings	80	82
Other	61	44
Total noninterest income	598	512

Noninterest expenses
Salaries and employment benefits	1,842	1,431
Occupancy	256	285
Furniture and equipment	412	424
Software	10	11
Insurance	128	157
Professional fees	515	171
Telephone, postage, and supplies	87	77
Gain on sale of other real estate owned	-	(184)
Other real estate owned impairment provision, and other expenses, net of rental income	12	51
Other operating expenses	322	315

Total noninterest expenses	3,584	2,738

Income before income taxes	1,113	1,430
Income tax expense	443	397

Net income	$670	$1,033

Basic net income per common share	$.09	$.15

Diluted net income per common share	$.09	$.15

Weighted average shares outstanding
Basic	7,103,751	7,093,132

Diluted	7,103,751	7,093,132

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Net income	$3,521	$2,385

Other comprehensive income:
Unrealized gains on available for sale securities	819	1,097
Tax effect	(295)	(394)
Reclassification of gains included in net income	-	(109)
Tax effect	-	39
Total other comprehensive income	524	633

Comprehensive income	$4,045	$3,018

	For the Three Months Ended
	September 30,
	2015	2014
Net income	$670	$1,033

Other comprehensive income:
Unrealized gains (losses) on available for sale securities	442	(12)
Tax effect	(159)	5
Total other comprehensive income (loss)	283	(7)

Comprehensive income	$953	$1,026

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity

For the nine months ended September 30, 2015 and 2014

(Unaudited)

(Dollars in thousands)	Common Stock		Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Deficit	Loss	Total

Balance, January 1, 2014	7,082,062	$54,544	$(9,937)	$(2,038)	$42,569

Comprehensive income			2,385	633	3,018

Employee stock purchase plan	11,070	75	.-	-	75

Balance, September 30, 2014	7,093,132	$54,619	$(7,552)	$(1,405)	$45,662

Balance, January 1, 2015	7,096,574	$54,643	$(6,200)	$(1,138)	$47,305

Comprehensive income			3,521	524	4,045

Employee stock purchase plan	7,177	51	.-	-	51

Balance, September 30, 2015	7,103,751	$54,694	$(2,679)	$(614)	$51,401

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	For the Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income	$3,521	$2,385
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in deferred income taxes	1,064	964
Provision for loan losses	(900)	-
Depreciation and amortization	584	642
Discount accretion and premium amortization	109	102
Gain on sales of available for sale securities	-	(109)
Gain on sale of other real estate owned	(118)	(340)
Change in deferred gain on sale of other real estate owned	45	95
Impairment charges on other real estate owned	-	6
Originations of loans held for sale	(8,219)	(1,254)
Proceeds from sales of loans held for sale	7,633	1,295
Gain on sale of mortgage loans held for sale	(121)	(27)
Gain on sale of premises and equipment	(750)	-
Company owned life insurance earnings	(240)	(245)
Decrease (increase) in other assets	8	(39)
Increase (decrease) in other liabilities	(986)	58
Net cash provided by operating activities	1,630	3,533

Investing activities
Calls, maturities, and paydowns of investment securities available-for-sale	3,032	5,060
Purchases of investment securities available for sale	-	(3,000)
Sales of investment securities available-for-sale	-	3,229
Purchases of Federal Home Loan Bank stock	(1,299)	(878)
Sales of Federal Home Loan Bank stock	2,240	957
Net increase in loans	(22,635)	(22,837)
Purchases of premises and equipment	(132)	(97)
Proceeds from sales of premises and equipment	1,295	-
Proceeds from sales of other real estate owned	307	1,144
Capital expenditures related to other real estate owned	-	(14)
Net cash used by investing activities	(17,192)	(16,436)

Financing activities
Net increase in deposits	19,879	8,051
Increase (decrease) in federal funds purchased	(35)	4,855
Increase (decrease) in securities sold under agreements to repurchase	137	(9)
Proceeds from Federal Home Loan Bank Borrowings	35,000	29,000
Paydowns of Federal Home Loan Bank Borrowings	(53,000)	(28,000)
Net proceeds from issuances of stock	51	75
Net cash provided by financing activities	2,032	13,972
Increase (decrease) in cash and cash equivalents	(13,530)	1,069
Cash and cash equivalents, beginning of period	33,572	28,460
Cash and cash equivalents, end of period	$20,042	$29,529
Cash paid for:
Interest	$2,627	$2,911
Income taxes	$931	133
Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$-	$747
Change in unrealized losses on available-for-sale securities	$(819)	$(988)
Loans to finance sales of other real estate owned	$(675)	$(1,045)

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

On August 14, 2015, the Company entered into a definitive agreement with BNC Bancorp ("BNC") the holding company for Bank of North Carolina, pursuant to which BNC will acquire all of the common stock of the Company in a stock transaction valued at approximately $95.5 million, based on the closing price of BNC common stock on August 13, 2015. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, the Company's shareholders will receive shares of BNC common stock based upon the volume weighted average price of BNC common stock for a 20-day trading period prior to the closing of the merger ("VWAP"), subject to minimum and maximum exchange ratios as follow: if the VWAP immediately prior to the merger is equal to or greater than $22.00, then each share of the Company’s common stock will be converted into 0.6068 shares of BNC common stock; if the VWAP immediately prior to the merger is less than $22.00 but greater than $19.00, then each share of the Company’s common stock will be converted into $13.35 payable in shares of BNC common stock (with the exchange ratio equal to $13.35 divided by the VWAP); and if the VWAP is equal to or less than $19.00, then each share of the Company’s common stock will be converted into 0.7026 shares of BNC common stock. The transaction, which is subject to regulatory approval, the approval of the shareholders of the Company, and other customary conditions, is expected to close in the first quarter of 2016.

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

Note 4 – Recently Issued Accounting Standards

There were no recently issued authoritative pronouncements that had a material impact on the Company’s accounting, reporting, or disclosures of financial information as of September 30, 2015.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	September 30, 2015
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$22,259	$75	$86	$22,248
Municipal securities	3,431	243	-	3,674
Other	8,215	56	1,247	7,024

Total	$33,905	$374	$1,333	$32,946

	December 31, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$24,915	$103	$80	$24,938
Municipal securities	3,924	260	-	4,184
Other	8,208	37	2,098	6,147
Total	$37,047	$400	$2,178	$35,269

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014.

Available for Sale

(Amounts in thousands)	September 30, 2015
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$14,474	$86	$-	$-	$14,474	$86
Other	-	-	2,468	1,247	2,468	1,247

Total	$14,474	$86	$2,468	$1,247	$16,942	$1,333

	December 31, 2014
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$-	$-	$15,990	$80	$15,990	$80
Other	-	-	1,610	2,098	1,610	2,098

Total	$-	$-	$17,600	$2,178	$17,600	$2,178

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $1,247,000, or 94% of unrealized losses, and $2,178,000, or 100% of unrealized losses, at September 30, 2015 and December 31, 2014, respectively. The majority of the unrealized losses for both periods related to Other securities, which were comprised of three individual securities. It is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost. Unrealized losses on Other securities declined by approximately $851,000 at September 30, 2015 when compared to December 31, 2014, primarily due to an $844,000 reduction in unrealized losses on an individual security. This security trades infrequently, but its increased valuation was based on a recent trade.

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

One of the Company’s collateralized debt obligations with an amortized cost of approximately $1,827,000 and fair value of approximately $1,209,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1,738,000 and fair value of approximately $1,157,000 is credited with payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Future interest payments are accrued on these larger principal balances. The Company has discontinued the accrual of interest on this security due to its payment-in-kind status.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At September 30, 2015, there was $233,628,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at September 30, 2015.

(Amounts in thousands)

Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$169,266	128.00%	139.03%
B	37,934	115.00%	113.57%
C	48,376	106.20%	92.08%
D	28,537	100.30%	82.83%
Income Notes	18,000	N/A	N/A

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Note 5 – Investment Securities – (continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of September 30, 2015 predicts the Company will resume receipt of its contractual principal and interest payments during 2016, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of the underlying issuers. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $372,000 for the security (Security B in the table below) at September 30, 2015.

The following table provides certain relevant details on each of our collateralized debt obligations as of September 30, 2015, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

September 30, 2015
(Amounts in thousands)
	Security A	Security B

Book Value	$1,827	$1,738
Fair Value	$1,209	$1,157
Unrealized Loss	$618	$581
Number of underlying financial institution issuers	45	38
Number of deferrals and defaults	7	11
Additional expected deferrals/ defaults*	N/A	0/1
Excess Subordination as a percentage of performing collateral^	33.13%	N/A

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

The amortized costs and fair values of investment securities available for sale at September 30, 2015 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized	Fair
	Cost	Value
Due after one but within five years	$440	$459
Due after five but within ten years	2,455	2,638
Due after ten years	4,601	3,443
Mortgage backed	22,259	22,248
Equity securities with no maturity	4,150	4,158

Total investment securities available-for-sale	$33,905	$32,946

Investment securities with an aggregate amortized cost of $19,903,000 and estimated fair value of $20,008,000 at September 30, 2015, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $1,438,000 and estimated fair value of $1,433,000 at September 30, 2015, were pledged to secure securities sold under agreements to repurchase.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	September 30,	December 31,
	2015	2014
Real estate secured loans:
Residential 1-4 Family	$239,463	$217,518
Multifamily	4,716	5,108
Commercial	89,179	87,906
Construction and land development	32,363	29,060

Total real estate secured loans	365,721	339,592
Commercial and industrial	18,597	22,022
Consumer	2,862	2,206
Other	348	328
Total gross loans	387,528	364,148
Allowance for loan losses	(4,772)	(5,602)
	$382,756	$358,546

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of September 30, 2015 and December 31, 2014 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category

As of September 30, 2015 and December 31, 2014

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2015	2014	2015	2014	2015	2014	2015	2014
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	128,598	107,353	1,290	1,350	18,559	14,965	14,940	11,197
4	58,206	56,164	1,065	1,111	29,220	28,180	9,049	7,310
5	45,308	46,873	2,028	2,309	32,107	33,081	7,659	9,571
6	1,507	1,587	333	-	4,663	2,042	61	269
7	5,655	4,930	-	338	4,630	9,638	654	703
8	189	611	-	-	-	-	-	10
9	-	-	-	-	-	-	-	-

Total	$239,463	$217,518	$4,716	$5,108	$89,179	$87,906	$32,363	$29,060

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Grade
1	$508	$2,223	$376	$397	$-	$-	$884	$2,620
2	2	-	-	-	-	-	2	-
3	2,298	2,205	939	480	91	94	166,715	137,644
4	7,878	6,628	373	220	233	181	106,024	99,794
5	6,186	9,589	1,059	977	24	53	94,371	102,453
6	788	18	-	-	-	-	7,352	3,916
7	937	1,359	115	132	-	-	11,991	17,100
8	-	-	-	-	-	-	189	621
9	-	-	-	-	-	-	-	-

Total	$18,597	$22,022	$2,862	$2,206	$348	$328	$387,528	$364,148

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)

Past Due Loans

For the Periods Ended September 30, 2015 and December 31, 2014

September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$1,288	$1,263	$1,522	$4,073	$235,390	$239,463	$-
Multifamily Residential	-	-	-	-	4,716	4,716	-
Commercial Real Estate	542	-	470	1,012	88,167	89,179	45
Construction and Land Development	44	-	-	44	32,319	32,363	-
Non-Real Estate Secured							-
Commercial and Industrial	67	-	50	117	18,480	18,597	-
Consumer and Other	258	30	11	299	2,911	3,210	-

Total	$2,199	$1,293	$2,053	$5,545	$381,983	$387,528	$45

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$1,748	$955	$1,972	$4,675	$212,843	$217,518	$-
Multifamily Residential	-	-	-	-	5,108	5,108	-
Commercial Real Estate	794	1,930	1,073	3,797	84,109	87,906	-
Construction and Land Development	-	52	10	62	28,998	29,060	-
Non- Real Estate Secured							-
Commercial and Industrial	235	66	146	447	21,575	22,022	-
Consumer and Other	8	15	13	36	2,498	2,534	-

Total	$2,785	$3,018	$3,214	$9,017	$355,131	$364,148	$-

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of September 30, 2015 and December 31, 2014.

(Dollars in thousands)

	September 30,	December 31,
	2015	2014

1-4 Family Residential	$2,403	$2,956
Multifamily Residential	-	-
Commercial Real Estate	1,554	1,096
Construction and Land Development	-	10
Commercial and Industrial	562	859
Consumer and Other	12	48

Total	$4,531	$4,969

At September 30, 2015 and December 31, 2014, nonaccrual loans totaled $4.5 million and $5.0 million, respectively. The gross interest income that would have been recorded under the original terms of nonaccrual loans totaled $186,000 and $685,000 for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $5.5 million and $5.6 million, respectively. The recorded investment in impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $3.8 million and $3.9 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 loans over ninety days past due and still accruing interest totaled $45,000. There were no such loans at December 31, 2014.

At September 30, 2015 and December 31, 2014, all TDRs, including those on nonaccrual status, totaled $2 million and $3.9 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms during the nine months ended September 30, 2015 totaled approximately $38,000; actual interest income recognized on these loans according to the restructured terms totaled $33,000. The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2014 totaled approximately $38,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $11,000. During the quarter ended September 30, 2015, there were no loans that had their original loan terms restructured, and no loans that had previously had their original terms restructured went into nonaccrual. Also during the quarter ended September 30, 2015, two loans totaling $139,000, that had their original loan terms restructured, were charged off, and no loans that had their original terms restructured paid off. TDRs did not have a material effect on the allowance for loan losses as of September 30, 2015 or December 31, 2014.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	September 30,	September 30,
	2015	2014

Balance, beginning of year	$5,602	$6,041
Provision for loan losses	(900)	-
Net (chargeoffs), recoveries	70	(103)

Balance, end of quarter	$4,772	$5,938

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Nine Months Ended September 30, 2015
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$1,595	$(73)	$-	$161	$1,641	$42	$1,683
Multifamily Residential	61	-	144	(178)	27	-	27
Commercial Real Estate	1,424	-	190	(710)	904	-	904
Construction and Land Development	312	-	21	(119)	214	-	214
Non-Real Estate Secured
Commercial and Industrial	496	(261)	11	131	377	-	377
Consumer and Other	32	(6)	44	(49)	21	-	21
Other
Other General Reserves	1,363	-	-	(67)	1,296	-	1,296
Unallocated	319	-	-	(69)	250	-	250
Total	$5,602	$(340)	$410	$(900)	$4,730	$42	$4,772

	For the Nine Months Ended September 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total

Real Estate Secured
1-4 Family Residential	$1,829	$(52)	$46	$(231)	$1,524	$68	$1,592
Multifamily Residential	58	(113)	-	153	98	-	98
Commercial Real Estate	1,031	(106)	1	594	1,520	-	1,520
Construction and Land Development	585	(114)	19	(201)	289	-	289
Non-Real Estate Secured
Commercial and Industrial	690	(42)	213	(286)	575	-	575
Consumer and Other	24	(1)	46	(36)	33	-	33
Other
Other General Reserves	1,339	-	-	14	1,353	-	1,353
Unallocated	485	-	-	(7)	478	-	478
Total	$6,041	$(428)	$325	$-	$5,870	$68	$5,938

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended September 30, 2015
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,397	$(38)	$-	$324	$1,641	$42	$1,683
Multifamily Residential	80	-	-	(53)	27	-	27
Commercial Real Estate	837	-	-	67	904	-	904
Construction and Land Development	448	-	3	(237)	214	-	214
Non-Real Estate Secured
Commercial and Industrial	547	(180)	1	9	377	-	377
Consumer and Other	29	-	-	(8)	21	-	21
Other
Other General Reserves	1,380	-	-	(84)	1,296	-	1,296
Unallocated	268	-	-	(18)	250	-	250
Total	$4,986	$(218)	$4	$-	$4,730	$42	$4,772

	For the Three Months Ended September 30, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,280	$-	$37	$275	$1,524	$68	$1,592
Multifamily Residential	197	(113)	-	14	98	-	98
Commercial Real Estate	1,096	-	1	423	1,520	-	1,520
Construction and Land Development	633	(58)	1	(287)	289	-	289
Non-Real Estate Secured
Commercial and Industrial	713	-	32	(170)	575	-	575
Consumer and Other	21	-	1	11	33	-	33
Other
Other General Reserves	1,451	-	-	(98)	1,353	-	1,353
Unallocated	646	-	-	(168)	478	-	478
Total	$6,037	$(171)	$72	$-	$5,870	$68	$5,938

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Year Ended December 31, 2014
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,829	$(52)	$46	$(228)	$1,532	$63	$1,595
Multi Family Residential	58	(155)	11	147	61	-	61
Commercial Real Estate	1,031	(159)	342	210	1,424	-	1,424
Construction and Land Development	585	(114)	21	(180)	312	-	312
Non-Real Estate Secured
Commercial and Industrial	690	(42)	218	(370)	496		496
Consumer and Other	24	(1)	46	(37)	32	-	32
Other
Other General Reserves	1,339	-	-	24	1,363	-	1,363
Unallocated	485	-	-	(166)	319	-	319
Total	$6,041	$(523)	$684	$(600)	$5,539	$63	$5,602

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of September 30, 2015 and December 31, 2014.

Loans Receivable:	As of September 30, 2015
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$1,964	$237,499	$239,463
Multifamily Residential	-	4,716	4,716
Commercial Real Estate	1,473	87,706	89,179
Construction and Land Development	-	32,363	32,363
Non-Real Estate Secured
Commercial and Industrial	402	18,195	18,597
Consumer and Other	-	3,210	3,210
Total	$3,839	$383,689	$387,528

Loans Receivable:	As of December 31, 2014
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,251	$215,267	$217,518
Multifamily Residential	-	5,108	5,108
Commercial Real Estate	1,096	86,810	87,906
Construction and Land Development	-	29,060	29,060
Non-Real Estate Secured
Commercial and Industrial	545	21,477	22,022
Consumer and Other	-	2,534	2,534
Total	$3,892	$360,256	$364,148

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans
For the Nine Months ended September 30, 2015

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,590	$1,469	$-	$121	$1,491	$33
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,473	1,473	-	-	1,528	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	402	402	-	-	421	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$495	$495	$42	$-	$504	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$2,085	$1,964	$42	$121	$1,995	$33
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,473	1,473	-	-	1,528	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	402	402	-	-	421	-
Consumer and Other	-	-	-	-	-	-

Total	$3,960	$3,839	$42	$121	$3,944	$33

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans – (continued)

Impaired Loans

For the Three Months Ended September 30, 2015

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,590	$1,469	$-	$121	$1,474	$14
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,473	1,473	-	-	1,509	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	402	402	-	-	408	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$495	$495	$42	$-	$498	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$2,085	$1,964	$42	$121	$1,972	$14
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	1,473	1,473	-	-	1,509	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	402	402	-	-	408	-
Consumer and Other	-	-	-	-	-	-

Total	$3,960	$3,839	$42	$121	$3,889	$14

(1) Impaired balance; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans – (continued)

(Dollars in thousands)

Impaired Loans
For the Three Months Ended September 30, 2014

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

At September 30, 2015 retail repurchase agreements totaled $874,000 and were fully secured by a Freddie Mac mortgage backed security with a fair market value of $1.4 million.

Note 8 – Deferred Taxes

The Company maintains a valuation allowance of $271,000 related to its holding company net operating loss carryforward for state income taxes. Throughout the Company’s history, the holding company has consistently produced operating losses on a stand alone basis, and the realizability of this loss carryforward is considered unlikely. As of September 30, 2015, gross deferred tax assets totaled $4,548,000, while deferred tax assets net of the valuation allowance totaled $4,277,000.

During the nine months and three months ended September 30, 2015, the Company recognized $1,976,000 and $443,000, respectively, of income tax expense. Of these amounts, $1,781,000 and $394,000 were for Federal income taxes. During the nine months and three months ended September 30, 2014, the Company recognized $1,121,000 and $397,000, respectively, of income tax expense. Of these amounts, $1,012,000 and $355,000 were for Federal income taxes. Amounts related to Federal income taxes for 2015 and 2014 primarily represented direct reductions to the Company’s deferred tax asset related to its net operating loss carryforward. The deferred tax asset attributable to the Company’s net operating loss carryforward totaled approximately $1.9 million and $3.2 million at December 31, 2014 and December 31, 2013, respectively. Also during the nine months ended September 30, 2015 and September 30, 2014, the Company’s gross unrealized securities losses declined by approximately $819,000 and $1,097,000, respectively, which decreased the deferred tax asset related to unrealized available for sale securities losses by approximately $295,000 and $394,000, respectively.

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

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of September 30, 2015 and December 31, 2014.

 Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers problem loans with principal balances of $250,000 or greater individually for impairment. The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At September 30, 2015, all impaired loans deemed collateral dependent were evaluated based on the fair value of the underlying collateral less estimated costs to sell, while those not deemed collateral dependent were evaluated based on the present value of expected cash flows. Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments. Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of an impaired loan is based on an observable market price of the loan, the Company records the impaired loan as nonrecurring Level 2. When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated cost to sell, the Company records the impaired loan as nonrecurring Level 3.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$22,248	$-	$22,248
Municipals	-	3,674	-	3,674
Other	-	4,158	2,866	7,024

Total assets at fair value	$-	$30,080	$2,866	$32,946

	December 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$24,938	$-	$24,938
Municipals	-	4,184	-	4,184
Other	-	4,139	2,008	6,147

Total assets at fair value	$-	$33,261	$2,008	$35,269

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	September 30,	September 30,
	2015	2014

Beginning of Year Balance	$2,008	$1,836
Discount Accretion	6	7
Reduction in Unrealized Loss	852	200

Ending Balance	$2,866	$2,043

The following table presents quantitative information about Level 3 fair value measurements at September 30, 2015 (dollars in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates
Collateralized Debt Obligations	$2,366	Discounted cash flows and recent trade	Discount rate		Approximately 8%
			Weighted default probability for deferring issuers		Approximately 36%
			Recovery rate on deferring issuers	10%	-	15%
			Default probability for current issuers	0.33%	-	7.50%
Trust Preferred Security	$500	Discounted cash flows	Discount rate		Approximately 4%

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

In addition to the collateralized debt obligations included in the table above, the Company owns a trust preferred security backed by a single issuer for which meaningful pricing data is not readily available. The security’s book value of $500,000 is assumed to equal its fair value. The discount rate shown for the security in the table above approximates the security’s yield at September 30, 2015.

No changes in unrealized gains and losses for Level 3 asssets were recorded in earnings for either of the nine month periods ended September 30, 2015 or September 30, 2014.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

Assets measured at fair value on a nonrecurring basis are as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$1,841	$1,841
Commercial Real Estate	-	-	1,517	1,517
Other Real Estate Owned
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$3,412	$3,412

	December 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$2,124	$2,124
Commercial Real Estate	-	-	1,105	1,105
Other Real Estate Owned
1 - 4 Family Residential	-	-	334	334
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$3,617	$3,617

Impaired loans measured at fair value had a recorded investment of $3,164,000 with a valuation allowance of $42,000 at September 30, 2015. This valuation allowance included no provision for loan losses recorded during the nine months or three months ended September 30, 2015.

Impaired loans measured at fair value had a recorded investment of $3,065,000 with a valuation allowance of $63,000 at December 31, 2014, resulting in an additional provision for loan losses of $40,000 for the year ended December 31, 2014. This additional provision was assigned to 1 – 4 Family Residential loans.

Impaired loans measured at fair value had a recorded investment of $3,700,000 with a valuation allowance of $68,000 at September 30, 2014, resulting in an additional provision for loan losses of $113,000 for the nine months ended September 30, 2014. The additional provision included $21,000 for 1 – 4 Family Residential loans and $92,000 for Multifamily loans. During the three months ended September 30, 2014, the Company charged down its impaired Multifamily loans, thereby eliminating the related valuation allowance. The additional provision for loan losses for the three months ended September 30, 2014 totaled $21,000 and was attributable to 1- 4 Family Residential loans.

Other real estate owned measured at fair value less estimated costs to sell at September 30, 2015, had a net carrying amount of $50,000, which was comprised of the outstanding balance of $165,000, net of a valuation allowance of $115,000. No impairment provisions were made during the nine months or three months ended September 30, 2015. Other real estate owned measured at fair value less costs to sell at December 31, 2014, had a net carrying amount of $361,000, which was comprised of the outstanding balance of $482,000, net of a valuation allowance of $121,000. This valuation allowance included $6,000 of impairment provision made during the year ended December 31, 2014, which related entirely to 1-4 Family Residential real estate.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

Other real estate owned measured at fair value less estimated costs to sell at September 30, 2014 had a net carrying amount of $361,000, which was comprised of the outstanding balance of $482,000, net of a valuation allowance of $121,000. This valuation allowance included an impairment provision of $6,000 made during the nine months ended September 30, 2014, all of which related to 1 – 4 Family Residential property. There was no impairment provision made for the three months ending September 30, 2014.

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Fair Value Measurements at September 30, 2015 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$20,042	$20,042	$-	$-	$20,042
Available for sale investment securities	32,946	-	30,080	2,866	32,946
Federal Home Loan Bank Stock	3,059	N/A	N/A	N/A	N/A

Loans, net	382,756	-	-	383,132	383,132
Accrued interest receivable	1,220	-	85	1,135	1,220

Financial liabilities
Deposits	350,913	233,115	118,055	-	351,170
Short term borrowings	3,904	-	3,904	-	3,904
Advances from Federal Home Loan Bank	62,000	-	65,834	-	65,834
Junior subordinated debentures	10,310	-	-	5,182	5,182
Accrued interest payable	379	1	377	1	379

	Fair Value Measurements at December 31, 2014 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$33,572	$33,572	$-	$-	$33,572
Available for sale investment securities	35,269	-	33,261	2,008	35,269
Federal Home Loan Bank Stock	4,000	N/A	N/A	N/A	N/A
Loans, net	358,546	-	-	355,310	355,310
Accrued interest receivable	1,169	-	97	1,072	1,169

Financial liabilities
Deposits	331,034	210,391	120,950	-	331,341
Short term borrowings	3,802	-	3,802	-	3,802
Advances from Federal Home Loan Bank	80,000	-	83,488	-	83,488
Junior subordinated debentures	10,310	-	-	5,018	5,018
Accrued interest payable	777	-	776	1	777

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Results of operations for the period ending September 30, 2015 are not necessarily indicative of the results to be attained for any other period.

This Report on Form 10-Q may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. All statements that are not historical facts are "forward-looking statements." The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements include statements with respect to management's beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond the Company's control, and which may cause actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. These forward-looking statements can be identified through use of words such as "may," "will," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," “projection,” "predict," "could," "intend," "target," "potential," and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

o	the potential negative economic impacts of the recent historic flooding in our market area on the homes and businesses of our borrowers;
o	future economic and business conditions;
o	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limited to, falling real estate values and increasing levels of unemployment;
o	government monetary and fiscal policies;
o	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
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
o

risks relating to the proposed merger between the Company and BNC Bancorp, including disruption of Southcoast’sbusiness operations and customer relationships and employee relationships, diversion of management’s time, as well asthe impact of such disruptions and the expenses incurred in connection with the merger if the merger is not completed;and

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

Results of Operations

The Company’s net income for the nine months ended September 30, 2015 was $3,521,000 or $0.50 per basic share, compared to net income of $2,385,000, or $0.34 per basic share, for the nine months ended September 30, 2014. The average number of basic shares outstanding for the nine months ended September 30, 2015 was 7,102,498 compared to 7,089,630 for the nine months ended September 30, 2014.

The Company’s net income for the three months ended September 30, 2015 was $670,000 or $0.09 per basic share, compared to net income of $1,033,000, or $0.15 per basic share, for the three months ended September 30, 2014. The average number of basic shares outstanding for the three months ended September 30, 2015 was 7,103,751 compared to 7,093,132 for the three months ended September 30, 2014.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings. Net interest income was $12.0 million for the nine months ended September 30, 2015, compared to $10.9 million for the nine months ended September 30, 2014. Net interest income was $4.1 million for the three months ended September 30, 2015, compared to $3.7 million for the three months ended September 30, 2014.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities. The increase in the Company’s net interest income for the nine months and three months ended September 30, 2015 compared to the same periods of 2014 was due to increased interest income and decreased interest expense between the two periods. The increase in interest income related primarily to interest income on loans. The decrease in interest expense was primarily driven by lower interest expense on deposits, partially offset by a small increase in interest expense on other borrowings. Interest expense on deposits decreased between the two periods due primarily to changes in rate, as the Company was able to lower its cost of funds on both its time deposits and savings and interest bearing transaction accounts.

Average earning assets for the nine months ended September 30, 2015 increased 9.1 percent to $428.7 million from the $392.9 million reported for the nine months ended September 30, 2014. The increase was primarily attributable to an increase of $35.4 million in average loans. The increase in average loans between the two periods was primarily due to growth in the Company’s loan portfolio.

Average interest bearing liabilities for the nine months ended September 30, 2015 increased 4.6 percent to $365.5 million from the $349.4 million reported for the nine months ended September 30, 2014. The increase was attributable to an increase of $28.2 million in average savings and transacation accounts, partially offset by decreases of $11.4 million and $700,000 in average time deposits and other borrowings, respectively. The decrease in average time deposits was attributable to a decrease of $15.4 million in retail time deposits, partially offset by a $4.0 million increase in brokered and wholesale time deposits, respectively. The decrease in average other borrowings primarily related to repurchase agreements and federal funds purchased, partially offset by an increase in average Federal Home Loan Bank Borrowings.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the nine months ended September 30, 2015 and 2014.

	For the nine months ended			For the nine months ended
(Dollars in thousands)	September 30, 2015			September 30, 2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$18,878	$33	0.23%	$13,046	$24	0.24%
Investments – taxable	35,362	611	2.31	40,652	725	2.38
Investments - nontaxable (2)	3,693	171	6.19	3,920	176	6.04

Total investments and federal funds sold	57,933	815	1.88	57,618	925	2.15

Loans (3)(4)	370,747	13,804	4.97	335,285	12,703	5.06

Total earning assets/interest income	428,680	14,619	4.55%	392,903	13,628	4.63%
Other assets	51,844			55,446

Total assets	$480,524			$448,349
Liabilities
Savings and transaction accounts	$166,018	446	0.36%	$137,778	501	0.49%
Time deposits	125,000	638	0.68	136,397	728	0.71
Other borrowings	64,169	1,355	2.82	64,903	1,343	2.77
Subordinated debt	10,310	135	1.74	10,310	134	1.73

Total interest bearing liabilities/interest expense	365,497	2,574	0.94%	349,388	2,706	1.03%

Non-interest bearing liabilities	65,674			54,846

Total liabilities	473,171	2,574	0.80%	404,234	2,706	0.90%

Equity	49,353			44,115

Total liabilities and equity	$480,524			$448,349

Net interest income/margin (5)		$12,045	3.73%		$10,922	3.69%

Net interest spread (6)			3.61%			3.60%

(1) Annualized

(2) Yield is calculated on a tax equivalent basis.

(3) Does not include nonaccruing loans.

(4) Income includes loan fees of $540,000 in 2015 and $529,000 in 2014.

(5) Net interest income divided by total earning assets.

(6) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the nine months ended September 30, 2015 the average yield on earning assets was 4.55 percent, while the average cost of interest bearing liabilities was 0.94 percent. For the nine months ended September 30, 2014 the average yield on earning assets was 4.63 percent and the average cost of interest-bearing liabilities was 1.03 percent. The moderate decrease in the overall asset yield reflects decreases in yields on loans and investments and federal funds sold, for which yields decreased by 0.09 percent and 0.27 percent, respectively. Due to a change in earning asset mix between the periods, overall asset yields only declined by 0.08 percent, as average loans accounted for nearly the entire growth in average earning assets between the periods. Because average loans carry a higher yield than average investments and federal funds sold, the overall asset yield decrease was reduced. The decrease in the cost of average interest bearing liabilities was primarily due to decreases in average rates paid on savings and transaction accounts. The net interest margin was 3.73 percent and 3.69 percent for the nine months ended September 30, 2015 and 2014, respectively. The increase in the net interest margin was attributable to an increase of $1,123,000 in net interest income, which was comprised of an increase in interest income of $991,000 and a decrease in interest expense of $132,000. The increase in interest income was primarily due to a $1,101,000 increase in interest income on loans. The interest expense reduction was primarily attributable to a $90,000 decrease in interest expense on time deposits.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
(Dollars in thousands)	For the nine months ended September 30, 2015
	Versus nine months ended September 30, 2014 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$10	$(1)	$9
Investments - taxable	(94)	(20)	(114)
Investments - nontaxable (2)	(10)	5	(5)

Total investments and federal funds sold	(94)	(16)	(110)

Net loans (3)(4)	1,347	(246)	1,101

Total interest income	1,253	(262)	991

Interest expense:

Savings and transaction accounts	104	(159)	(55)
Time deposits	(61)	(29)	(90)
Other borrowings	(15)	27	12
Subordinated debt	-	1	1

Total interest expense	28	(160)	(132)

Net interest income	$1,225	$(102)	$1,123

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $540,000 in 2015 and $529,000 in 2014.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

Average earning assets for the three months ended September 30, 2015 increased 10.2 percent to $439.0 million from the $398.3 million reported for the three months ended September 30, 2014. The increase was primarily attributable to an increase of $39.9 million in average loans. The increase in average loans between the two periods was primarily due to growth in the Company’s loan portfolio.

Average interest bearing liabilities for the three months ending September 30, 2015 increased 6.1 percent to $370.2 million from $349.0 million for the three months ending September 30, 2014. The increase was primarily attributable to an increase of $31.7 million in average savings and transacation accounts, partially offset by decreases of $9.0 million and $1.5 million in average time deposits and average other borrowings, respectively. The decrease in average time deposits was attributable to a decrease of $9.4 million in average retail time deposits, partially offset by an increase of $400,000 in brokered and wholesale time deposits.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended September 30, 2015 and 2014.

(Dollars in thousands)	For the three months ended			For the three months ended
	September 30, 2015			September 30, 2014
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$17,362	$10	0.23%	$12,763	$8	0.23%
Investments – taxable	34,538	196	2.25	37,869	222	2.32
Investments - nontaxable (2)	3,426	51	5.94	3,922	58	5.98

Total investments and federal funds sold	55,326	257	1.84	54,554	288	2.10

Loans (3)(4)	383,661	4,729	4.89	343,722	4,286	4.95

Total earning assets/interest income	438,987	4,986	4.51%	398,326	4,574	4.56%
Other assets	54,752			54,039

Total assets	$493,739			$452,365
Liabilities
Savings and transaction accounts	$171,331	148	0.34%	$139,677	162	0.46%
Time deposits	125,584	218	0.69	134,556	239	0.70
Other borrowings	62,986	457	2.88	64,481	452	2.78
Subordinated debt	10,310	46	1.75	10,310	44	1.71

Total interest bearing liabilities/interest expense	370,211	869	0.93	349,024	897	1.02

Non-interest bearing liabilities	73,317			58,176

Total liabilities	443,528	869	0.78	407,200	897	0.87

Equity	50,211			45,165

Total liabilities and equity	$493,739			$452,365

Net interest income/margin (5)
		$4,117	3.72%		$3,677	3.66%
Net interest spread (6)			3.58%			3.54%

(1)   Annualized

(2)   Yield is calculated on a tax equivalent basis.

(3)   Does not include nonaccruing loans.

(4)   Income includes loan fees of $207,000 in 2015 and $188,000 in 2014.

(5)   Net interest income divided by total earning assets.

(6)   Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended September 30, 2015 the average yield on earning assets was 4.51 percent, while the average cost of interest bearing liabilities was 0.93 percent. For the three months ended September 30, 2014 the average yield on earning assets was 4.56 percent and the average cost of interest-bearing liabilities was 1.02 percent. The moderate decrease in the overall asset yield is primarily due to loan yields, which decreased to 4.89% for the three months ended September 30, 2015 from 4.95% for the three months ended September 30, 2014. The decrease in the cost of average interest bearing liabilities was primarily due to decreases in average rates paid on savings and transaction accounts. The net interest margin was 3.72 percent and 3.66 percent for the three month periods ended September 30, 2015 and 2014, respectively.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

	Analysis of Changes in Net Interest Income
(Dollars in thousands)	For the three months ended September 30, 2015
	Versus three months ended September 30, 2014 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$3	$(1)	$2
Investments - taxable	(19)	(7)	(26)
Investments - nontaxable(2)	(7)	-	(7)

Total investments and federal funds sold	(23)	(8)	(31)

Net loans (3)(4)	497	(54)	443

Total interest income	474	(62)	412

Interest expense:

Savings and transaction accounts	37	(51)	(14)
Time deposits	(16)	(5)	(21)
Other borrowings	(10)	15	5
Subordinated debt	-	2	2

Total interest expense	11	(39)	(28)

Net interest income	$463	$(23)	$440

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Yield is calculated on a tax equivalent basis.
(3)	Income includes loan fees of $207,000 in 2015 and $188,000 in 2014.
(4)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the nine months ended September 30, 2015 was approximately $2,433,000, compared to approximately $1,630,000 for the nine months ended September 30, 2014, an increase of approximately $803,000. The increase was primarily due to a $750,000 gain recognized on the sale of premises and equipment during the nine months ended September 30, 2015. The premises disposed of was an unoccupied lot adjacent to the Company’s headquarters and main office. There were no such gains during the nine months ended September 30, 2014. Also contributing to the increase in noninterest income were increases of $94,000 and $41,000 in gains on the sale of mortgage loans and service fees on deposit accounts, respectively. These increases in noninterest income were partially offset by a decrease of $109,000 in gains on the sale of available for sale securities between the two periods. For the nine months ended September 30, 2014 there were gains on the sale of available for sale securities of $109,000. There were no such gains for the nine months ended September 30, 2015.

Noninterest income for the three months ended September 30, 2015 was approximately $598,000, compared to approximately $512,000 for the three months ended September 30, 2014, an increase of approximately $86,000. The increase was primarily due to an increase of approximately $54,000 in gains on sale of mortgage loans held for sale. Also contributing to the increase in noninterest income was a $17,000 increase in service fees on deposit accounts between the two periods.

Noninterest expenses for the nine months ended September 30, 2015 were $9,819,000, compared to $8,983,000 for the nine months ended September 30, 2014, an increase of $836,000. The largest contributing factor to the increase was a $615,000 increase in salaries and benefits expense. The increase in salaries and benefits was primarily attributable to the sale and benefit obligation settlement of a split dollar life insurance policy to the Company’s CEO in the third quarter of 2014. Proceeds received on this transaction represented a partial refund of insurance premiums, which was recorded as a $271,000 reduction to life insurance expense. Also contributing to the increase in salaries and benefits were $214,000 of salary increases, primarily due to raises, and a $71,000 increase in employee insurance premiums. Further contributing to the increase in noninterest expenses was a $394,000 increase in professional fees. The increase in professional fees was largely due to $317,000 in attorney and investment banker fees related to the Company’s proposed merger transaction with BNCN. Additionally, gains on the sale of other real estate owned decreased by $222,000 between the two periods. These gains are treated as reductions of noninterest expense. The increases in noninterest expense were partially offset by decreases of $96,000 in operating expenses and impairment provisions related to other real estate owned, net of rental income, $69,000 of occupancy expenses, and $69,000 of insurance expense. Also partially offsetting the increase in noninterest expenses was a $95,000 decrease in noninterest expenses related to the Allowance for Unfunded Commitments. The Allowance for Unfunded Commitments provides for future losses on contractual commitments to extend credit that have not yet been funded. The adequacy of the Allowance for Unfunded Commitments is analyzed on a quarterly basis.

Noninterest expenses for the three months ended September 30, 2015 were $3,584,000, compared to $2,738,000 for the three months ended September 30, 2014, an increase of $846,000. The increase was primarily due to increases of $411,000 and $344,000 in salaries and benefits and professional fees, respectively. As with the nine month period, the increase in salaries and benefits was primarily due to the $271,000 reduction of life insurance expense from the sale and benefit obligation settlement of the CEO’s split dollar life insurance policy. Also contributing to the increase in salaries and benefits were $60,000 of salary increases, primarily due to raises, and a $41,000 increase in employee insurance premiums. The increase in professional fees, as with the the nine month period, was mainly due to $317,000 of attorney and investment banker fees related to the aforementioned proposed merger transaction. Also contributing to the increase in noninterest expenses was a $184,000 decrease in gains on the sale of other real estate owned. The increases in noninterest expense were partially offset by decreases of $39,000 in operating expenses and impairment provisions related to other real estate owned, net of rental income, $29,000 of occupancy expenses, and $29,000 of insurance expense.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Income Taxes

The Company’s income tax expense for the nine months ended September 30, 2015 totaled $1,976,000, comprised of $1,781,000 for Federal income taxes and $195,000 for South Carolina income taxes. The Company’s income tax expense for the nine months ended September 30, 2014 totaled $1,121,000, comprised of $1,012,000 for Federal income taxes and $109,000 for South Carolina income taxes. The effective tax rates were 36.0% and 32.0% for the nine months ended September 30, 2015 and September 30, 2014, respectively. The Company’s income tax expense for the three months ended September 30, 2015 totaled $443,000, comprised of $394,000 for Federal income taxes and $49,000 for South Carolina income taxes. The effective tax rates were 39.8% and 27.8% for the three months ended September 30, 2015 and September 30, 2014, respectively. During the three months ended September 30, 2015, the Company incurred $171,000 of nondeductible professional fees associated with its proposed merger transaction with BNC. During the three months ended September 30, 2014, as previously discussed, the Company recorded a $271,000 reduction of life insurance expense through the sale and benefit obligation settlement of the CEO’s split dollar life insurance policy. As this represented a partial refund of previously nondeductible expenses, there was no income tax expense associated with the obligation settlement. These two extraordinary items contributed to the sizable disparity in effective tax rates between the three month periods, and to a lesser extent, the smaller disparity in effective tax rates between the nine month periods.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less certificates of deposit $250,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 93.6% of total deposits as of September 30, 2015. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. Available borrowings under this line totaled $53.3 million at September 30, 2015. The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce, $10 million with Zions Bank, $5 million with Center State Bank, and $8 million with First Tennessee Bank. These accommodations may be withdrawn at any time at the sole discretion of these institutions. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window. The Company has pledged its portfolios of construction and land development loans, and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $24.4 million at September 30, 2015.

Loans

Gross loans totaled approximately $387,528,000 and $364,148,000 at September 30, 2015 and December 31, 2014, respectively. The largest contributing factor to the increase in gross loans was a $26.1 million increase in real estate secured loans, which was partially offset by a $3.4 million decrease in commercial and industrial loans. The increase in real estate loans was primarily due to a $21.9 million increase in residential 1-4 family real estate loans. At September 30, 2015, the Company had $4.5 million of nonaccrual loans and $45,000 of loans 90 days delinquent and still accruing interest. Of these, $4.0 million are secured by real estate. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2014, the Company had $5.0 million of nonaccrual loans and no loans 90 days past due and still accruing interest. At September 30, 2014, the Company had $8.0 million of nonaccrual loans and no loans 90 days past due and still accruing interest. The allowance for loan losses was 1.23 percent of loans as of September 30, 2015, compared to 1.54 percent as of December 31, 2014, and 1.67 percent as of September 30, 2014.

For the nine months ended September 30, 2015 the Company credited its loan loss provision $900,000. For the nine months ended September 30, 2014 the Company recorded no loan loss provision. Net recoveries for the nine months ended September 30, 2015 totaled $70,000. Net chargeoffs for the nine months ended September 30, 2014 totaled $103,000. The need for future loan loss provisions will be influenced by loan defaults, loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, the level of loans with credit grades of 6 through 9, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions in our loan portfolio, potential repayment risk for floating and adjustable rate loans due to the potential for rising interest rates, risks posed by unseasoned loans during periods of growth in the loan portfolio, and collateral values of impaired loans deemed to be collateral dependent. As referenced in Note 6, the Company’s general reserves portion of its allowance for loan losses decreased by $809,000 during the nine months ended September 30, 2015, from $5,539,000 at December 31, 2014 to $4,730,000 at September 30, 2015. The main factor leading to the loan loss provision credit of $900,000 for the nine months ended September 30, 2015 was a reduction in required general reserves related to loan default and loss severities risks totaling approximately $522,000. This reduction was the result of the inclusion of 2014 loan defaults and chargeoffs and recoveries data into the calculation of historical averages for these factors. Due to a comparatively low level of defaults, and net recoveries totaling $161,000 during 2014, the Company’s historical average defaults and loss severities were lessened significantly by the inclusion of 2014 data. Additionally, the Company’s required general reserves also decreased by approximately $308,000 between the two periods due to a $4.1 million reduction in grade 7 loans included in the general reserves calculation.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

For the nine months ended September 30, 2015, net recoveries to average loans outstanding totaled 0.02% on an annualized basis while the allowance for loan losses to gross loans totaled 1.23% at September 30, 2015. For the nine months ended September 30, 2014, net chargeoffs to average loans outstanding totaled 0.05% on an annualized basis while the allowance for loan losses to gross loans totaled 1.67% at September 30, 2014.

For the three months ended September 30, 2015 and 2014, net chargeoffs to average loans outstanding totaled 0.22% and 0.24%, respectively, on an annualized basis. There was no loan loss provision made for either of the three month periods ended September 30, 2015 or 2014.

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At September 30, 2015 potential problem loans totaled $7.6 million. The Company’s potential problem loans were comprised of $655,000 of construction and land development real estate loans, $3.1 million of nonfarm, nonresidential real estate loans, $3.5 million of 1-4 family real estate loans, and $390,000 of various loan types not secured by real estate, primarily commercial and industrial loans. At December 31, 2014 potential problem loans totaled $12.0 million. The Company’s potential problem loans at December 31, 2014 were comprised of $703,000 of construction and land development real estate loans, $7.0 million of nonfarm, nonresidential real estate loans, $3.5 million of 1-4 family real estate loans, $338,000 of multifamily real estate loans, and $513,000 of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $2.6 million at September 30, 2015, $3.5 million at December 31, 2014, and $4.1 million at September 30, 2014, net of a valuation reserve. Sales of other real estate owned totaled approximately $1 million and $2.2 million for the nine months ended September 30, 2015, and 2014, respectively. The Company generated loans to facilitate the sales of other real estate owned totaling $675,000 and $1.0 million during the nine months ended September 30, 2015 and September 30, 2014, respectively. Impairment charges on other real estate owned totaled $0 and $6,000 for the nine months ended September 30, 2015, and 2014, respectively.

Deposits

Deposits increased $19.9 million during the first nine months of 2015 to $350.9 million at September 30, 2015. Included in this amount were increases of $11.8 million in noninterest bearing deposits, and $8.1 million in interest bearing deposits. The increase in interest bearing deposits was due to increases of $9.1 million and $1.9 million in savings and money market accounts and interest bearing transaction accounts, respectively. Partially offsetting the increase was a $2.9 million decrease in time deposits. The decrease in time deposits was primarily attributable to a $3.5 million decrease in brokered and wholesale time deposits, partially offset by a $618,000 increase in retail time deposits. Brokered and wholesale time deposits totaled $8.8 million and $12.3 million at September 30, 2015 and December 31, 2014, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at September 30, 2015 and December 31, 2014 are summarized as follows:

September 30, 2015
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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Capital Resources

The Company’s total shareholders’ equity increased by approximately $4.1 million during the first nine months of 2015, primarily due to net income of $3,521,000, other comprehensive income of $524,000, and proceeds from stock issuances pursuant to our Employee Stock Purchase Plan of approximately $51,000. The Company’s Tier 1 capital to average assets ratio was 12.61 percent as of September 30, 2015 compared to 11.98 percent as of December 31, 2014.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 150%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. Tier 1 Capital includes Common Equity Tier 1 and Additional Tier 1, which consists of additions for certain items to Common Equity Tier 1. None of these additions apply to the Company or the Bank; therefore, for both entities Common Equity Tier 1 capital equals Tier 1 capital. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are illustrated in the chart below. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank. As of September 30, 2015, the Company and the Bank exceeded each of the applicable capital requirements shown in the following table.

	Capital Ratios
			Minimum Basel III Phase In			Minimum Basel III Fully Phased In			Well Capitalized
	Actual		Requirement			Requirement			Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$58,033	16.51%	$28,118	8.00%		$36,905	10.50%		$35,140	10.00%
Tier 1 capital (to risk-weighted assets)	53,609	15.25%	21,088	6.00%		29,875	8.50%		28,112	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	53,609	15.25%	15,816	4.50%		24,603	7.00%		22,841	6.50%
Tier 1 capital (to average assets)	53,609	11.15%	19,227	4.00%		19,227	4.00%		24,034	5.00%
The Company
Total capital (to risk-weighted assets)	$66,715	18.64%	$28,637	8.00	% (1)	$37,585	10.50	% (1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	62,233	17.39%	21,477	6.00	% (1)	30,426	8.50	% (1)	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	62,233	17.39%	16,108	4.50	% (1)	25,057	7.00	% (1)	N/A	N/A
Tier 1 capital (to average assets)	62,233	12.61%	19,748	4.00	% (1)	19,748	4.00	% (1)	N/A	N/A

(1)	Minimum requirements for bank holding companies with greater than $1 billion in consolidated total assets (the Company is not currently subject to these requirements)

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At September 30, 2015, the Company had issued commitments to extend credit of approximately $27.8 million and letters of credit of approximately $471,000 through various types of commercial lending arrangements. Approximately $16.8 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at September 30, 2015.

	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$1,042	$1,934	$10,025	$13,001	$14,833	$27,834
Standby letters of credit	30	-	335	365	106	471
Totals	$1,072	$1,934	$10,360	$13,366	$14,939	$28,305

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

SOUTHCOAST FINANCIAL CORPORATION

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 12, 2015, a purported shareholder of the Company filed a class action lawsuit in the Court of Common Pleas for the Ninth Judicial District, State of South Carolina, County of Charleston, captioned Matthew Sciabucuchi v. Southcoast Financial Corporation, Case No. 2015-CP10-5500. On October 26, 2015, the suit was removed to the United States District Court for the District of South Carolina and assigned Case No. 2:15-cv-04352-DCN. The Complaint names as defendants the Company, the current members of the Company's board of directors, whom we refer to as the director defendants, and BNC. The Complaint is brought on behalf of a putative class of shareholders of the Company’s common stock and seeks an order that it is properly maintainable as a class action. The Complaint alleges that the director defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the proposed merger of the Company and BNC and also alleges that BNC aided and abetted those breaches of fiduciary duty. The Complaint further alleges that the director defendants breached their fiduciary duties to the Company’s shareholders by improperly securing for themselves certain benefits not shared equally by the Company’s shareholders and by approving certain terms and conditions in the merger agreement that may be adverse to potential alternate acquirors of the Company. The Complaint seeks injunctive relief to prevent the completion of the merger or rescission of the merger and recissory damages, an accounting to determine damages sustained by the putative class, and costs including plaintiffs' attorneys' and experts' fees. The Company believes that the claims asserted in the Complaint are without merit.

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

Date: November 12, 2015	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date: November 12, 2015	By:	/s/ William C. Heslop
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