Form 10-K
period 2015-12-31
SOUTHCOAST FINANCIAL CORP
filed 2016-03-25
CIK 1083689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015	File Number 0-25933

SOUTHCOAST FINANCIAL CORPORATION

(Exact name of Registrant as specified in its Charter)

South Carolina	57-1079460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the Common Stock held by non-affiliates on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $50,605,830. The Registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 29, 2016, there were 7,103,751 shares of the Registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, objectives, goals, anticipations, and intentions concerning the Company’s future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

●	the potential negative economic impacts of the recent historic flooding in our market area on the homes and businesses of our borrowers;
●	future economic and business conditions;
●	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limited to, falling real estate values and increasing levels of unemployment;
●	government monetary and fiscal policies;
●	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
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
●

risks relating to the proposed merger between the Company and BNC Bancorp, including disruption of the Company’s business operations and customer relationships and employee relationships, diversion of management’s time, as well as the impact of such disruptions and the expenses incurred in connection with the merger if the merger is not completed; and

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

Management believes that the loan portfolio is adequately diversified. Management is not aware of any significant concentrations of loans made to any particular individuals, industries or groups of related individuals or industries; however, the Bank’s loans are concentrated in residential mortgage loans, commercial real estate loans, and construction and land development loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in the Bank’s service areas within Charleston, Dorchester and Berkeley Counties of South Carolina. The economy of these areas is diversified and does not depend on any single industry or group of related industries. Approximately 93% of loans are secured by real estate located in those three counties or other coastal areas of South Carolina. The Bank does not make any foreign loans.

In addition to monitoring potential concentrations of loans to particular borrowers or groups of borrowers, industries and geographic regions, management monitors exposure to credit risk from concentrations of lending products and practices such as loans that subject borrowers to substantial payment increases (e.g. principal deferral periods, loans with initial interest-only periods, etc.), and loans with high loan-to-value ratios. Management has determined that there is no concentration of credit risk associated with its lending policies or practices with respect to these types of products and practices. Additionally, there are industry practices that could subject the Company to increased credit risk should economic conditions change over the course of a loan’s life. For example, the Company makes variable rate loans and fixed rate principal-amortizing loans with maturities prior to the loan’s being fully paid (i.e., balloon payment loans). These loans are underwritten and monitored to manage the associated risks. Therefore, management believes that these particular practices do not subject the Company to unusual credit risk.

Other services the Bank offers include residential mortgage loan origination services, safe deposit boxes, business courier service, night depository service, electronic banking, MasterCard brand credit cards, tax deposits, and 24-hour automated teller machines.

At March 1, 2016, the Bank employed 85 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

The Bank competes in the Charleston - North Charleston MSA. As of June 30, 2015, 34 banks, savings and loans, and savings banks with 204 branch locations competed in the Charleston - North Charleston MSA. As of June 30, 2015, the Bank held 3.21% of total deposits in the MSA of $11.4 billion.

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

Pending Merger Transaction

On August 14, 2015, the Company entered into a definitive agreement with BNC Bancorp (“BNC”) the holding company for Bank of North Carolina, pursuant to which BNC will acquire all of the common stock of the Company in a stock transaction. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies and by the shareholders of the Company (approval of shareholders of BNC is not required), the Company’s shareholders will receive shares of BNC common stock based upon the volume weighted average price of BNC common stock for a 20-day trading period prior to the closing of the merger ("VWAP"), subject to minimum and maximum exchange ratios as follow: if the VWAP immediately prior to the merger is equal to or greater than $22.00, then each share of the Company’s common stock will be converted into 0.6068 shares of BNC common stock; if the VWAP immediately prior to the merger is less than $22.00 but greater than $19.00, then each share of the Company’s common stock will be converted into $13.35 payable in shares of BNC common stock (with the exchange ratio equal to $13.35 divided by the VWAP); and if the VWAP is equal to or less than $19.00, then each share of the Company’s common stock will be converted into 0.7026 shares of BNC common stock. The merger is currently awaiting regulatory approval, and is expected to close in the second quarter of 2016. For further information, please see the Proxy Statement/Prospectus of the Company/BNC filed with the Securities and Exchange Commission on December 23, 2015.

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

Capital Adequacy Guidelines for Bank Holding Companies and State Banks

The various federal bank regulators, including the Federal Reserve and the FDIC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. These guidelines were substantially revised in 2013 to increase the amounts of capital required. The revised requirements are being phased in beginning in 2015.

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

As set forth under the caption “Management’s Discussion and Analysis – Capital Resources,” which is included in Part II, Item 7 of this Form 10-K, the Company and the Bank exceeded all applicable capital requirements at December 31, 2015.

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

FDIC Insurance Assessments

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC (“DIF”). The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings associations and credit unions to $250,000 per account. The FDIC maintains the DIF by assessing depository institutions insurance premiums on FDIC insured institutions. The Bank’s FDIC assessment expense during 2015 totaled $286,000.

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

The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records; the Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and the Check Clearing for the 21st Century Act, which gives “substitute checks” such as digital check images, and copies made from the image, the same legal standing as the original paper check.

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

The Bank is also subject to the requirements of the Community Reinvestment Act (the “CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution’s actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered by federal regulators in evaluating and acting on applications for mergers, acquisitions and opening of branches or other facilities.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act has had, and will continue to have, extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies are regulated in the future. The Dodd-Frank Act included changes to the financial regulatory systems, enhanced bank capital requirements, created the Financial Stability Oversight Council, provided for mortgage reform provisions regarding a customer’s ability to repay, changed the assessment base for federal deposit insurance, made permanent the $250,000 limit for federal deposit insurance, added corporate governance requirements for public companies with regard to executive compensation including providing shareholders the right to vote on executive compensation, repealed the federal prohibitions on the payment of interest on demand deposits, and amended the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions, among other measures. The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which was given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act included a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

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

Various laws, including the Federal Deposit Insurance Act, the Emergency Economic Stabilization Act of 2008 (“EESA”), and the Dodd-Frank Act, and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs. As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, perhaps substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably. Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA. The Dodd-Frank Act made numerous changes in the way financial institutions are regulated, and creates a new agency to regulate consumer protection as well as expanding and modifying consumer protection laws.

We are also subject to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations

The laws and regulations applicable to the banking industry could change at any time, and some regulations required by the Dodd-Frank Act are yet to be adopted, thus we cannot predict the impact of these changes on our business or profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “SOCB.” Since January 1, 2015, the average daily trading volume has been less than 10,000 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

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

There are additional risks related to our common stock in connection with our proposed merger with BNC Bancorp.

A number of additional risks to our common stock in connection with the Company’s proposed merger with BNC Bancorp are set forth under the caption “Risk Factors” in the joint Proxy Statement/Prospectus of the Company and BNC Bancorp, filed December 23, 2015, which risk factors are incorporated herein by reference.

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

In addition, the Company owns a parcel of undeveloped land in Bluffton, South Carolina, and a parcel of undeveloped land on Hilton Head Island, South Carolina, both of which were acquired in 2006 for possible future branch expansion.

At December 31, 2015, the Bank also held four properties acquired through foreclosure or in settlement of loans. All of the properties were being marketed for sale.

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

The common stock of the Company is listed on the Nasdaq Global Market under the symbol "SOCB." The reported high and low sales prices for each quarter of 2015 and 2014 are shown in the following table.

2015	Low	High

Fourth Quarter	$12.58	$17.90
Third Quarter	$7.94	$13.47
Second Quarter	$7.16	$9.16
First Quarter	$6.82	$7.75

2014

Fourth Quarter	$4.92	$7.21
Third Quarter	$6.69	$7.45
Second Quarter	$6.32	$7.45
First Quarter	$5.78	$7.42

As of December 31, 2015, there were approximately 1,395 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

Under the terms of the Indenture relating to its junior subordinated debentures, as a consequence of deferral of interest payments, the Company has agreed not to declare or pay dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to its common stock, subject to certain exceptions, including the issuance of stock dividends. See Note 11 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for the year ended December 31, 2015, for further information about the junior subordinated debentures and the deferral of interest payments.

The Merger Agreement between the Company and BNC Bancorp also restricts the Company’s ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

There were no sales of equity securities by the Company during the year ended December 31, 2015 that were not registered under the Securities Act of 1933.

.

Purchases of Equity Securities by the Company and Affiliated Purchasers

The Company did not purchase any shares of its equity securities during the fourth quarter of 2015.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Overview

We had net income for the year ended December 31, 2015 of $4.1 million, or $0.57 per basic share, compared to net income for the year ended December 31, 2014 of $3.7 million, or $0.53 per basic share.

During 2015 and 2014, improvements in the credit quality of the Company’s loan portfolio allowed the Company to record credits to provision for loan losses of $939,000 and $600,000, respectively. As illustrated in Note 4 to the financial statements, the Company recorded net recoveries to its Allowance for Loan Losses of $131,000 and $161,000 during 2015 and 2014, respectively. Nonaccrual loans totaled $3.1 million at December 31, 2015, $5.0 million at December 31, 2014, and $9.9 million at December 31, 2013. Classified loans totaled $12.1 million at December 31, 2015, $17.7 million at December 31, 2014, and $23.1 million at December 31, 2013. The combination of these factors reduced the Company’s required Allowance for Loan Losses during 2015 and 2014, and led to the aforementioned credits to the provision for loan losses during 2015 and 2014.

Net interest income increased in 2015 to $16.0 million, as compared to $14.6 million for 2014, as a result of changes in the rate and volume of average earning assets and average interest bearing liabilities.

Our average earning assets increased by $35.3 million in 2015. The increase was due to a $36.1 million increase in average loans, partially offset by a $0.8 million decrease in average investments and interest bearing cash and federal funds sold. The decrease in average investments and interest bearing cash and federal funds sold was comprised of a $4.4 million increase in interest bearing cash and federal funds sold and a $5.2 million decrease in average investments. The investment portfolio’s paydowns and maturities were not replaced with purchases of new investments as a result of management’s decision to reduce the size of its securities portfolio due to the current low yield environment. The loan growth was primarily mortgage loan related.

Net income for 2015 of $4.1 million contributed to a $4.6 million increase in average shareholders’ equity, which represented a 10.3% increase compared to 2014. Also contributing to the increase in average shareholders’ equity between the periods was $422,000 of other comprehensive income resulting from an increase in the value of the Company’s investments available for sale. Average earning assets increased 8.9% and total net interest income increased 9.8% in 2015.

Noninterest income increased by $879,000, or 41.0%, in 2015. The increase in noninterest income was primarily the result of increases of $734,000 and $185,000 in gains on sales of premises and equipment and gains on sales of mortgage loans held for sale, respectively, partially offset by a $109,000 decrease in gains on sales of investment securities.

Noninterest expenses increased by $1.6 million, or 13.5%, in 2015. The increase was primarily attributable to an increase of $943,000 in salaries and employee benefits between the two periods. Also contributing to the increase in noninterest expenses was a $683,000 increase in professional fees. The causes of these increases are covered in the noninterest expenses discussion.

Management’s Discussion and Analysis

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

Comparison of Years Ended December 31, 2015 and 2014

Results of Operations

General

We had net income for the year ended December 31, 2015 of $4.1 million, or $0.57 per basic share, compared to net income for the year ended December 31, 2014 of $3.7 million, or $0.53 per basic share. We had net interest income of $16.0 million for 2015, as compared to $14.6 million for 2014. We also had noninterest income (principally earnings on Company Owned Life Insurance, service charges, gains on sale of assets, and fees and commissions) of $3.0 million in 2015 and $2.1 million in 2014. We credited the provision for loan losses $939,000 and $600,000 during the years ended December 31, 2015 and 2014, respectively. We had noninterest expenses (principally salaries and benefits, occupancy, furniture and equipment, and impairment of other real estate owned) of $13.6 million in 2015 and $12.0 million in 2014. Additionally, we had income tax expense of $2.3 million during 2015, compared to $1.6 million during 2014.

Net Interest Income

During the year ended December 31, 2015, net interest income was $16.0 million, as compared to $14.6 million for the year ended December 31, 2014. This increase was attributable to changes in the rate and volume of average interest earning assets and average interest bearing liabilities. Average interest earning assets increased to $430.8 million in 2015 from $395.5 million in 2014. The increase in volume was primarily attributable to a $36.1 million increase in average loans, partially offset by an $800,000 decrease in average investments and federal funds sold. The average yield on interest earning assets decreased from 4.62% to 4.54% from 2014 to 2015, while the average cost of interest bearing liabilities decreased from 1.03% to 0.94%. The net yield on average interest earning assets increased from 3.71% in 2014 to 3.74% in 2015. The decrease in net yield on average interest earning assets was due to declining yields in average loans and average investments and federal funds sold. Loan yield decreases were primarily attributable to a heavier mix of lower yielding consumer mortgage loans during 2015, and a decrease in yields on these consumer mortgage loans. Consumer mortgage loans comprised approximately 56% of average loans during 2015, and produced a yield of 4.19%. Consumer mortgage loans comprised approximately 53% of average loans during 2014, and produced a yield of 4.32%. The decrease in yields on average investments and federal funds sold was primarily attributable to a change in asset mix, as average interest bearing cash and federal funds sold, the lowest yielding asset class, comprised approximately 31% of average investments and federal funds sold during 2015, compared to approximately 23% during 2014. The increase in net interest income was due to an increase in interest income and a decrease in interest expense. The increase in the net yield on average interest earning assets was the result of lower funding costs, as the rate on average interest bearing liabilities decreased to 0.94% during 2015 from 1.03% during 2014. This decrease was primarily the result of decreases in rates paid on average savings and interest bearing demand deposits and time deposits. Rates paid on average savings and interest bearing demand deposits totaled 0.36% and 0.47% during 2015 and 2014, respectively. Rates paid on average time deposits totaled 0.69% and 0.71% during 2015 and 2014, respectively. Also contributing to the increase in net yield on average earning assets was a $10.4 million increase in average noninterest bearing deposits, which provided interest free funding for a portion of the growth in average earning assets.

Management’s Discussion and Analysis

Net Interest Income – (continued)

Comparison of Years Ended December 31, 2014 and 2013

Net Interest Income

During the year ended December 31, 2014, net interest income was $14.6 million, as compared to $13.7 million for the year ended December 31, 2013. This increase was attributable to changes in the rate and volume of average interest earning assets and average interest bearing liabilities. Average interest earning assets increased to $395.5 million in 2014 from $379.8 million in 2013. The increase in volume was primarily attributable to an $18.8 million increase in average loans, partially offset by a $3.1 million decrease in average investments and federal funds sold. The average yield on interest earning assets decreased from 4.65% to 4.62% from 2013 to 2014, while the average cost of interest bearing liabilities decreased from 1.12% to 1.03%. The net yield on average interest earning assets increased from 3.63% in 2013 to 3.71% in 2014. The increase in net yield on average interest earning assets was due to the increase in net interest income which outpaced the growth in earning assets. The increase in net interest income was due to an increase in interest income and a decrease in interest expense. Contributing to the increases in the net yield on average interest earning assets and net interest income was a $3.8 million reduction in average nonaccrual loans and other real estate owned, from $16.4 million for the year ended December 31, 2013, to $12.6 million for the year ended December 31, 2014. Nonaccrual loans and other real estate owned suppress a Company’s net interest margin, as they require funding, but do not produce interest income. When liquidated, the cash received for these assets is available to fund interest earning assets or reduce interest bearing liabilities, either of which would have the effect of increasing net interest income.

Management’s Discussion and Analysis

Net Interest Income – (continued)

The following table sets forth, for the periods indicated, information related to our average balance sheets and average yields on assets and average rates paid on liabilities. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities.

	For the year ended			For the year ended				For the year ended
	December 31, 2015			December 31, 2014				December 31, 2013
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Cash and Federal Funds Sold	$17,068	$41	0.24%	$12,700	$31	0.24%	$12,258	$31	0.25%
Investments - taxable	34,975	816	2.33%	39,831	952	2.39%	42,934	936	2.18%
Investments - nontaxable (1)	3,627	222	6.12%	3,921	236	6.02%	4,332	265	6.12%
Total investments and federal funds sold	55,670	1,079	1.94%	56,452	1,219	2.16%	59,524	1,232	2.07%
Loans (2)(3)	375,179	18,463	4.92%	339,081	17,046	5.03%	320,286	16,425	5.13%

Total Earning Assets	430,849	19,542	4.54%	395,533	18,265	4.62%	379,810	17,657	4.65%
Other Assets	48,668			52,002			53,544

Total Assets	$479,517			$447,535			$433,354

Savings and demand deposits	$166,733	$594	0.36%	$137,878	$651	0.47%	$122,844	$676	0.55%
Time deposits	120,787	835	0.69%	133,378	951	0.71%	145,990	1,198	0.82%
Other borrowings	68,600	1,827	2.66%	67,204	1,801	2.68%	64,132	1,798	2.80%
Subordinated debt	10,310	181	1.76%	10,310	178	1.73%	10,310	186	1.80%

Total interest bearing liabilities/interest expense	$366,430	3,437	0.94%	$348,770	3,581	1.03%	$343,276	3,858	1.12%

Non-interest bearing liabilities	63,515			53,828			51,661

Total Liabilities	429,945			402,598			394,937

Equity	49,572			44,937			38,417

Total Liabilities and Equity	$479,517			$447,535			$433,354

Net interest income/margin (4)		$16,105	3.74%		$14,684	3.71%		$13,799	3.63%

Net interest spread (5)			3.60%			3.59%			3.53%

(1) Yield is calculated on a tax equivalent basis.

(2) Does not include nonaccruing loans.

(3) Income includes loan fees of $684,000 in 2015, $676,000 in 2014, and $577,000 in 2013.

(4) Net interest income divided by total earning assets

(5) Total interest earning assets yield less interest bearing liabilities rate.

Management’s Discussion and Analysis

Net Interest Income – (continued)

The following table presents changes in our net interest income which are primarily a result of changes in the volumes (change in volume times old rate), changes in rates (change in rate times old volume), and changes in rate/volume (change in rate times the change in volume) of our interest earning assets and interest bearing liabilities.

	Analysis of Change in Net Interest Income
	For the Year ended December 31, 2015 versus the year ended December 31, 2014 (1)			For the Year ended December 31, 2014 versus the year ended December 31, 2013 (1)
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Cash and Federal funds sold	$10	$-	$10	$1	$(1)	$-
Investments - taxable	(116)	(20)	(136)	(67)	83	16
Investments - non taxable (2)	(18)	4	(14)	(25)	(4)	(29)
Total investments and federal funds sold	(124)	(16)	(140)	(91)	78	(13)
Net loans (3)(4)	1,815	(398)	1,417	964	(343)	621
Total interest income	1,691	(414)	1,277	873	(265)	608

Savings deposits	$136	$(193)	$(57)	$83	$(108)	$(25)
Time deposits	(90)	(26)	(116)	(103)	(144)	(247)
Other borrowings	38	(12)	26	86	(83)	3
Subordinated Debt	-	3	3	-	(8)	(8)

Total interest expense	84	(228)	(144)	66	(343)	(277)

Net interest income	$1,607	$(186)	$1,421	$807	$78	$885

(1) Volume - rate changes have been allocated to each category on a consistent basis between rate and volume.

(2) Yield is calculated on a tax equivalent basis.

(3) Includes loan fees of $684,000 in 2015, $676,000 in 2014, and $577,000 in 2013.

(4) Does not include nonaccruing loans.

During 2016, management expects changes in interest rates to have little effect on the Company’s net interest income. Therefore, any improvements in net interest income for 2016 are expected to be largely the result of increases in volume and changes in the mix of interest-earning assets and liabilities. Additionally, any further reductions in overall levels of average nonperforming assets would provide margin improvement, as the proceeds from disposal of these assets could be invested into interest bearing assets or utilized to repay interest bearing liabilities as they come due. Management expects to continue to use aggressive marketing strategies to increase our bank's market share for both deposits and quality loans within its service areas in the greater Charleston, South Carolina, metropolitan area. These strategies involve offering attractive interest rates and continuing our Bank's commitment to providing outstanding customer service.

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

Management’s Discussion and Analysis

Market Risk - Interest Rate Sensitivity – (continued)

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

Our Bank’s Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates our Bank’s balance sheet and income statement under several different rate scenarios. The model’s inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and variations that occur when rates increase or decrease 100, 200, 300, and 400 basis points. According to the model, as of December 31, 2015, our Bank is positioned so that net interest income would decrease $32,000, and net income would decrease $21,000 if rates were to rise100 basis points in the next twelve months. Likewise, net interest income would decrease $295,000, and net income would decrease $192,000, if interest rates were to decline 100 basis points in the next twelve months. The potential volatility suggested by these hypothetical interest rate movements is considered to be low and is well within the Bank’s policy limits for such scenarios. Given the Federal Funds target rate of between 25 and 50 basis points at December 31, 2015, management considers a substantial decline in interest rates highly unlikely. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayments, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions our Bank could undertake in response to changes in interest rates or the effects of responses by others, including borrowers and depositors.

The “Interest Sensitivity Analysis” below indicates that, on a cumulative basis through twelve months, repricing rate sensitive liabilities exceeded rate sensitive assets, resulting in a liability sensitive position at December 31, 2015 of $ 160.5 million for a cumulative gap ratio of (34.93%). When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon," a negative interest sensitivity gap occurs. The gap is positive when interest sensitive assets exceed interest sensitive liabilities. For a bank with a negative gap, such as our Bank, rising interest rates would be expected to have a negative effect on net interest income and falling rates would be expected to have the opposite effect. However, as noted above, our simulation model indicates that rising rates would have a relatively minor negative effect on our net interest income. The simulation model differs from the “Interest Rate Sensitivity Analysis” primarily in its assumptions related to interest bearing transaction accounts, savings and money market accounts, and time deposits. The simulation model assumes that a change of 100 basis points in an indexed interest rate, such as the Federal Funds rate, would produce only a fractional change in rates paid on these types of deposit accounts, and these changes would not be immediate, but would lag behind the market rate changes. Due to the sophistication of the inputs and assumptions used in our simulation model, we believe that it produces more realistic outcomes of potential interest rate scenarios than the “Interest Rate Sensitivity Analysis.”

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

Management’s Discussion and Analysis

Market Risk - Interest Rate Sensitivity – (continued)

Interest Sensitivity Analysis

December 31, 2015

(Dollars in thousands)	Within Three Months	After Three Through Twelve Months	One Through Five Years	Greater Than Five Years	Total
Assets
Interest earning assets:
Interest earning deposits in other banks	$34,904	$-	$-	$-	$34,904
Investment securities	11,637	516	457	24,026	36,636
Loans held for sale	1,711	-	-	-	1,711
Loans (1)	63,785	67,532	81,217	173,613	386,147
Total Earning Assets	$112,037	$68,048	$81,674	$197,639	$459,398

Liabilities
Interest bearing liabilities:
Interest bearing transaction accounts	$65,930	$-	$-	$-	$65,930
Savings and money market	114,175	-	-	-	114,175
Time deposits - $100,000 and over	14,802	31,826	4,100	-	50,728
Other time deposits	13,952	36,806	2,111	-	52,869
Total interest bearing deposits	$208,859	$68,632	$6,211	-	$283,702
Other borrowings	61,070	2,000	25,000	20,000	108,070
Total interest bearing liabilities	$269,929	$70,632	$31,211	$20,000	$391,772
Interest sensitivity gap	$(157,892)	$(2,584)	$50,463	$177,639
Cumulative interest sensitivity gap	$(157,892)	$(160,476)	$(110,013)	$67,626
Ratio of cumulative gap to earning assets	-34.37%	-34.93%	-23.95%	14.72%

(1)	Does not include nonaccruing loans.

Provision for Loan Losses

The Allowance for Loan Losses, established through charges to the provision for loan losses, allows for estimated loan losses inherent in our loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance is based on management's judgment of the amount needed to maintain an allowance adequate to provide for probable losses in the loan portfolio as of the balance sheet date, though the exact amount of such losses and, in some cases, the specific loans cannot yet be identified. We credited the provision for loan losses $939,000 and $600,000 during the years ended December 31, 2015 and 2014, respectively. We believe the Allowance for Loan Losses adequately reserved for probable incurred losses for each of these periods. See “Allowance for Loan Losses” below.

Noninterest Income

Noninterest income, which consists primarily of service fees on deposits, gains and fees on loans sold, other fee income, company owned life insurance earnings, and gains on sales of securities and fixed assets, totaled approximately $3.0 million for the year ended December 31, 2015, as compared to approximately $2.1 million for the year ended December 31, 2014, an increase of approximately $879,000. The majority of the increase in noninterest income was the result of a $734,000 increase in gains on sales of premises and equipment, which was primarily due to the sale of a parcel of land owned by the Company.

Management’s Discussion and Analysis

Noninterest Income – (continued)

This transaction is discussed in more detail in Note 5 to the Company’s financial statements. Also contributing to the increase in noninterest income during 2015 was an increase of $185,000 in gains on sales of mortgage loans held for sale, as the Company’s sales proceeds for these loans totaled approximately $13.3 million during 2015, compared to $1.8 million during 2014. The increase in proceeds was the result of the Company’s decision to sell more of its mortgage production in order to limit the interest rate risk posed by keeping the loans in its own portfolio. Partially offsetting these increases was a $109,000 decrease in gains on sales of investment securities. The Company had no sales of investments during 2015.

Noninterest Expenses

Noninterest expenses, which consist primarily of salaries and employee benefits, occupancy, furniture and equipment, insurance expenses, and costs associated with other real estate owned, totaled $13.6 million for the year ended December 31, 2015, as compared to $12.0 million for the year ended December 31, 2014, an increase of $1.6 million. The majority of the increase was attributable to an increase of $943,000 in salaries and employee benefits between the two periods. This increase was primarily attributable to increases of $292,000 and $271,000 in bonus expense and employee life insurance expense, respectively. Approximately $230,000 of the increase in bonus expense was due to executive bonuses, and the rest was due to companywide holiday bonuses. The increase to employee life insurance expense was the result of the sale of a life insurance policy covering the Company’s Chief Executive Officer to the Chief Executive Officer during 2014. The proceeds of $271,000 from the sale of the policy were applied as a credit to life insurance expense, as they represented a partial refund of previous premiums paid. Additionally, base salary expense increased by approximately $258,000, or nearly 5%, which was primarily attributable to raises. Finally, life and health insurance premiums paid by the Company on behalf of its employees increased by approximately $60,000 due to rising insurance costs. Professional fees increased by approximately $683,000 during 2015, primarily due to merger related costs incurred by the Company in preparation for its upcoming merger with BNC Bancorp. The majority of these additional merger related fees were paid to attorneys and investment bankers in connection with the facilitation of the merger. Furniture and equipment expenses increased by approximately $218,000 during 2015, due to a $262,000 increase in software maintenance contracts, which was partially offset by a $42,000 decrease in depreciation expense. The increase in the software maintenance contracts was primarily related to data conversion fees paid as a result of the pending merger, while the decrease in depreciation expense was the result of an increase in fully depreciated assets. Insurance expense decreased by approximately $93,000 during 2015. Of this amount, approximately $88,000 related to a reduction in FDIC premiums. Other operating expenses decreased by approximately $161,000, and were primarily attributable to reductions of $95,000 and $45,000 in the unfunded commitments provision and foreclosure expenses, respectively. These reductions were attributable to continued improvements in the credit quality of the Company’s loan portfolio. The Company’s activities related to other real estate owned, including gains on sales, rental income, and impairments and other expenses, contributed net reductions to noninterest expense totaling $325,000 and $414,000 during 2015 and 2014, respectively.

Income Taxes

We recorded income tax expense of $2.3 million during 2015, compared to income tax expense of $1.6 million in 2014. See Note 13 to the current year’s audited financial statements for a full discussion of the Company’s income taxes and deferred tax asset.

Management’s Discussion and Analysis

Financial Condition

Investment Portfolio

As of December 31, 2015, our available-for-sale investment portfolio comprised approximately 6.37% of our total assets. The following table summarizes the carrying value amounts of available-for-sale securities we held at December 31, 2015, 2014, and 2013. All securities are held available-for-sale and are stated at estimated fair value.

 Securities Portfolio Composition

	December 31,
	2015			2014			2013
(Dollars in thousands)	Amortized Cost	Net Unrealized Holding Gain/ (Loss)	Fair Value	Amortized Cost	Net Unrealized Holding Gain/ (Loss)	Fair Value	Amortized Cost	Net Unrealized Holding Gain/ (Loss)	Fair Value
Available-for Sale
Mortgage-backed securities
Government sponsored Enterprises (1)	$21,502	$(184)	$21,318	$21,318	$23	$24,938	$30,889	$(1,020)	$29,869
U.S. States and political subdivisions	3,433	249	3,682	3,924	260	4,184	3,918	150	4,068
Other Investments (2)	8,218	(1,183)	7,035	8,208	(2,061)	6,147	8,199	(2,314)	5,885
Total	$33,153	$(1,118)	$32,035	$37,047	$(1,778)	$35,269	$43,006	$(3,184)	$39,822

(1)	Includes securities secured by pools of mortgages from various issuers, including FNMA and FHLMC
(2)	Includes trust preferred and other equity securities.

The unrealized loss attributable to Other Investments for December 31, 2015 primarily relates to our investments in two pooled trust preferred securities. The table below outlines these investments.

(Dollars in thousands)

Security Description	Credit Tranche	Interest Payment Status	Tax Equivalent Book Yield	Book Value	Unrealized Holding Loss	Fair Value

ALESCO 9A	A2	Active	1.53%	$1,829	$653	$1,176
PreTSL 27	C1	PIK	1.59%	$1,739	583	1,156
				$3,568	$1,236	$2,332

The value of these securities has been adversely affected by a lack of liquidity in the market for these securities as well as the current coupon interest rates on the securities. The book yields on these securities represent a combination of the coupon interest rates and accretive discounts on these securities. These securities pay variable rates of interest based on three month LIBOR. The current tax equivalent book yields shown above reflect three month LIBOR at December 31, 2015. Current market rates of interest for capital borrowings vary based on issuer, but the tax equivalent book yields reflected in the above table are significantly lower than current market rates for such borrowings.

The first security above is currently paying interest and has excess subordination of 33.47%. This means that, for the credit tranche owned by the Company, the total dollar value of performing issuers in the pool exceeds total Class A notes outstanding by 33.47%. Accordingly, the Company is receiving contractual interest payments on these securities. Based on the over collateralized position of this security and the current nature of its interest payments this security was deemed not to have other than temporary impairment, as projected cash flows support the book value of the security.

Management’s Discussion and Analysis

Securities Portfolio Composition – (continued)

The second security above is a Class C note and is currently receiving payment in kind (PIK) interest. This means that in lieu of cash interest payments, interest is being capitalized and added to the Company’s principal investment in the security. Class A note holders of this security have had their principal paid down and currently satisfy their over collateralization requirements. The Class A notes are currently receiving cash payments of contractual interest. The Class B Notes have begun to receive principal payments to meet their over collateralization requirements. If and when these requirements are met by the Class B notes, the Class C Notes will begin to receive principal payments to meet their over collateralization requirements, followed by the Class D Notes. Management has engaged a third party firm specializing in securities valuations to evaluate this security’s principal and PIK interest for potential other-than-temporary impairment. This firm performed a discounted cash flow analysis through December 2037, the date of maturity for this security, which showed approximately $176,000 of credit loss as of March 31, 2011. This analysis was performed with relevant assumptions about projected default probabilities for the underlying issuers in this security. However, management has discontinued accrual of interest on this security due to the PIK interest on the security and the overall credit deterioration in the security. If the underlying issuers in this security show additional financial deterioration, the Company may recognize other than temporary impairment in the future.

See Note 3 to the audited financial statements for further information about these securities.

The following table presents maturities and weighted average yields of securities available-for-sale at December 31, 2015. Available-for-sale securities are stated at estimated fair value. There were no available-for-sale securities with maturities in time periods not presented in the table. Equity securities have no maturity and are shown as a separate category. Maturities for mortgage-backed securities are not listed due to their tendency to have frequent prior to maturity paydowns.

Securities Portfolio Maturities and Yields

	December 31, 2015
(Dollars in Thousands)	Fair Value	Yield
Government sponsored enterprises
Mortgage backed	$21,318	2.34%

U.S. States and political subdivisions (1)
Due within one year	516	6.89%
Due from one to five years	457	6.27%
Due from five to ten years	2,130	5.92%
Due after ten years	579	5.29%
Total	$3,682	6.01%

Other investments
Due after ten years	$2,832	1.84%
Equity securities with no maturities or stated yields	4,203	-
Total	$7,035

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

Management’s Discussion and Analysis

Loan Portfolio – (continued)

The amounts of loans outstanding are shown in the following table according to type of loan for the following dates:

Loan Portfolio Composition

	December 31,
	2015	2014	2013	2012	2011
(Dollars in Thousands)
Real estate secured loans:
Residential 1-4 Family	$241,111	$217,518	$188,406	$174,421	$166,414
Multifamily	4,747	5,108	4,828	5,555	5,144
Commercial	85,501	87,906	79,963	80,284	81,253
Construction	34,311	29,060	34,232	40,305	39,241
Total real estate secured loans	365,670	339,592	307,429	300,565	292,052
Commercial and Industrial	20,666	22,022	22,208	24,511	25,135
Consumer	2,623	2,206	1,960	1,915	2,037
Other	337	328	309	478	515

Total Gross Loans	389,296	364,148	331,906	327,469	319,739
Allowance for Loan Losses	(4,794)	(5,602)	(6,041)	(8,159)	(10,691)

	$384,502	$358,546	$325,865	$319,310	$309,048

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

Commercial loans primarily represent loans made to businesses and may be made on either a secured or an unsecured basis. Approximately 27.27% of our bank's loan portfolio at December 31, 2015 was comprised of commercial loans, 80.53% of which were secured by real estate (shown in the table above as “Real Estate Secured Loans – Commercial”). Commercial loans not secured by real estate were classified as “Commercial and Industrial,” as set forth in the table above. When taken, collateral on loans not secured by real estate may consist of liens on receivables, equipment, inventories, furniture and fixtures and other business assets. Commercial loans are usually made to businesses to provide working capital, expand physical assets or acquire assets. Commercial loans will generally not exceed a 20-year maturity and will usually have regular amortization payments. Commercial loans to most business entities require guarantees of their principals. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions, as well as situations particular to a borrower’s business or industry. Initial and continuing financial analysis of a borrower's financial information is required to control this risk.

Construction and land development loans represent 8.81% of the loan portfolio and typically consist of financing for the construction of 1-4 family dwellings and some non-farm, non-residential real estate. Usually, loan-to-value ratios are not to exceed 80%, and permanent financing commitments are required prior to the advancement of loan proceeds. Included in total real estate construction and land development loans at December 31, 2015, were $12.4 million in residential construction loans, $3.7 million in residential land development loans, $6.2 million in residential lot loans, $4.5 million in commercial lot loans, $2.9 million in other commercial construction loans, $2.1 million in loans secured by raw land, and $2.5 million in other commercial purpose land loans.

Residential real estate loans comprised approximately 63.15% of our Bank's loan portfolio at December 31, 2015. Residential real estate loans consist mainly of first and second mortgage loans on single family homes, with some multifamily real estate loans. First mortgage loans comprised approximately 90.54% of total residential real estate loans at December 31, 2015. Loan-to-value ratios for these instruments are generally not to exceed 80%.

Management’s Discussion and Analysis

Loan Portfolio Composition – (continued)

Total loans outstanding increased by $25.1 million between December 31, 2014 and December 31, 2015. This increase is attributable to increases of approximately $23.5 million in residential 1–4 family loans, $5.3 million in construction and land development loans, and $426,000 of consumer and other loans, partially offset by decreases of $2.4 million, $1.4 million, and $361,000 of commercial real estate loans, commercial and industrial loans, and multifamily real estate loans, respectively. During 2015, the Company recorded net recoveries of $131,000 to its Allowance for Loan Losses, and no foreclosed loans were transferred into other real estate owned. As discussed in Note 6 to the audited financial statements, the Company made loans totaling approximately $3.5 million and $2.2 million to facilitate the sale of other real estate owned during 2015 and 2014, respectively. During 2015, the Company recognized gains on Company financed sales of other real estate owned totaling $44,000 that were previously deferred due to inadequate borrower down payments. During 2014, the Company realized deferred gains of $337,000 on sales of other real estate owned.

Maturity and Interest Sensitivity Distribution of Loans

The following table sets forth the maturity distribution of our loans, by type, at December 31, 2015, as well as the type of interest requirement on such loans.

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
(Dollars in Thousands)
Real estate secured loans:
Residential 1-4 Family	$3,965	$10,958	$226,188	$241,111
Multifamily	1,068	1,704	1,975	4,747
Commercial	2,309	27,811	55,381	85,501
Construction	10,092	12,384	11,835	34,311
Total real estate secured loans	17,434	52,857	295,379	365,670
Commercial and Industrial	7,063	8,007	5,596	20,666
Consumer	662	1,431	530	2,623
Other	-	35	302	337
	$25,159	$62,330	$301,807	$389,296

Predetermined rate, maturity greater than one year	-	$46,942	$164,500	$211,442
Variable rate or maturity within one year	$25,159	$15,388	$137,307	$177,854

Nonperforming Loans And Other Problem Assets

When a loan is 90 days past due on interest or principal or there is serious doubt as to collectability, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure the likelihood of collection of the principal balance and accrued interest. When the collectability of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by a charge-off to the Allowance for Loan Losses, and any subsequent collections are credited first to the remaining principal balance and then to the Allowance for Loan Losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. When a loan’s terms have been modified from the original note and the modified terms represent a concession made by the Company due to a borrower’s financial difficulty, a troubled debt restructuring exists. Troubled debt restructurings contain terms the Company would not customarily offer in the ordinary course of business. See Notes 1 and 4 to the audited financial statements for additional information about nonperforming loans and other problem assets. At December 31, 2015, we had $3.1 million of nonaccrual loans, $218,000 of loans 90 days or more past due and still accruing interest, and $1.5 million of troubled debt restructurings, $933,000 of which were also included in nonaccrual loans. The gross interest income which would have been recorded under the original terms of the nonaccrual loans amounted to approximately $152,000 in 2015. No interest on nonaccruing loans was included in net income for 2015. No interest income on loans 90 days or more past due was recognized during 2015. The gross interest income that would have been recognized according to the original loan terms on loans that are troubled debt restructurings during 2015 and 2014 totaled approximately $40,000 and $41,000, respectively; actual interest income recognized on these loans according to the restructured terms totaled $37,000 and $11,000, respectively.

Management’s Discussion and Analysis

Nonperforming Loans And Other Problem Assets – (continued)

The following table presents information on nonperforming loans and real estate acquired in settlement of loans:

	December 31,
	2015	2014	2013	2012	2011
(Dollars in Thousands)
Nonperforming loans:
Nonaccrual loans	$3,149	$4,969	$9,854	$9,714	$21,268
Past due 90 days or more	218	-	-	-	-
Accruing restructured loans	608	613	405	2,013	1,064
Total nonperforming loans	3,975	5,582	10,259	11,727	22,332

Real estate acquired in settlement of loans	327	3,686	5,249	9,619	9,323
Total nonperforming assets	$4,302	$9,268	$15,508	$21,326	$31,655

Nonperforming assets as a percentage of loans and other real estate owned	1.10%	2.52%	4.60%	6.33%	9.62%
Allowance for loan losses as a percentage of nonperforming loans	120.60%	100.36%	58.88%	69.69%	47.87%

The declining levels of nonperforming loans and nonperforming assets during 2015 and 2014 compared to the prior periods presented in the above table reflect a steady recovery from the effects of the severe economic downturn which began in 2008. This downturn impacted developers, builders, and others associated with the real estate business most significantly, but also impacted local businesses and consumers, as unemployment levels were elevated and consumer spending was negatively impacted throughout this timeframe. As real estate values have risen and unemployment rates have fallen over the last several years, the Company has experienced considerable asset quality improvement. Further reductions to the Company’s nonperforming assets likely depend on a continuation of these positive economic trends.

The Company’s total nonaccrual loans at December 31, 2015 and 2014 included loans with partial charge offs totaling $589,000 and $621,000, respectively. These amounts are detailed in Note 4 to the audited financial statements.

Potential Problem Loans

Management identifies and maintains a list of potential problem loans. These are loans with risk grades of 7 (substandard) that are actively accruing interest and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises doubt about the borrower’s ability to continue to comply with current loan repayment terms. At December 31, 2015 potential problem loans totaled $9.1 million, a decrease of $2.9 million when compared to potential problem loans of $12.0 million at December 31, 2014. A description of loan risk grades is included in the “Allowance for Loan Losses” portion of this discussion. Approximately $8.7 million of December 31, 2015 problem loans represented loans secured by real estate, compared to $11.5 million of problem loans at December 31, 2014. Management closely tracks the current values of real estate collateral when assessing the collectability of potential problem loans secured by real estate.

Management’s Discussion and Analysis

Allowance for Loan Losses

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

In reviewing the adequacy of the Allowance for Loan Losses, management considers the historical loan losses we experienced, current economic conditions affecting the ability of our borrowers to repay, the volume of loans and the trends in delinquent, nonaccrual, and potential problem loans, information about specific borrower situations, and the quality and value of collateral securing nonperforming and problem loans, and other factors. After charging off all known losses, management considers the Allowance for Loan Losses adequate to cover its estimate of inherent losses in the loan portfolio as of December 31, 2015.

In calculating the amount required for the Allowance for Loan Losses, management applies a consistent methodology that is updated quarterly and is designed in accordance with generally accepted accounting principles and regulatory guidance. The methodology utilizes the loan risk grading system outlined below and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the Allowance for Loan Losses as part of their examination of our Bank and may require adjustments to the allowance based upon information available to them at the time of the examination. During 2015, the Company had $131,000 in net recoveries to the Allowance for Loan Losses. The Company credited the loan loss provision for $939,000 during the year due to the net recoveries, lower delinquencies, lower levels of classified and nonaccrual loans.

At December 31, 2015 the Allowance for Loan Losses totaled $4.8 million. Our Allowance for Loan Losses has a general reserve component and a specific reserve component. The general reserve is allocated to pools of loans based on loan type, with each loan type assigned a reserve percentage. The reserve percentage is based on historical charge-off percentages and economic risk factors indexed for current delinquency rates for each loan type. Historical charge-offs are calculated by taking an average of the Company’s most recent four or eight quarter loss experience. At December 31, 2015, the Company used a twelve quarter loss history. Economic risk factors considered in the calculation include loans with loan to value ratios higher than policy guidelines, adjustable and variable rate loans, which can experience repayment stress during times of rising interest rates, growth in the loan portfolio, lending personnel changes, and incomplete loan documentation. The Company uses a weighted degree of risk for each of these factors based on the levels of delinquency for each loan type.

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

Management’s Discussion and Analysis

Allowance for Loan Losses – (continued)

The general reserve calculation described above accounts for repayment risk that is allocable to all loans within each loan type. There are additional risks that apply only to certain pools of loans that are not segregated by loan type. These risk factors relate to certain higher risk loans such as variable rate loans and loans with excessive loan to value ratios, capital concentrations by collateral type, and new loan production levels. A reserve for these factors is calculated using a standard methodology and is included in the other general reserves portion of the calculation and combined with the result of the calculations described above and the total unallocated Allowance for Loan Losses to arrive at the total general reserve. The unallocated portion of the general reserve totaled approximately $311,000 and $319,000 at December 31, 2015 and 2014, respectively. These amounts provide reserves against environmental factors such as continued higher than normal unemployment, home price deterioration, and continued weakness in commercial real estate caused by higher vacancy rates and the lower resultant rental rates that can lead to additional levels of losses in our loan portfolio. They also provide reserves for portfolio risk factors not specifically identified by the general reserve calculation, such as chronic slow paying loans exhibiting borrower stress that are not delinquent at the end of any given month, and therefore are not captured in the delinquency risk factor. The specific reserve calculation is comprised of loans evaluated for impairment on an individual basis. Generally, management evaluates an individual loan for impairment when a loan or group of related loans exceeds $250,000 and we do not expect to receive contractual principal and interest payments in accordance with the note. Generally, these loans have internal risk classifications of 7, 8, or 9, as seen in the chart above. The amount of impairment, and therefore, the required reserve, is the difference, if any, between the principal balance of the loan and the fair value of the most likely payment source, which is generally the liquidation of the underlying collateral, but may also include the present value of expected future cash flows or the loan’s observable market price. Collateral fair value is determined based on the most recent appraisal available, adjusted to account for the age of the appraisal, estimated selling costs, and estimated holding period costs. An additional discount is also calculated based on the presumption that the collateral will be bank owned. The amounts of these discounts vary among properties based on property type, estimated time to sell, and any other factors of which management may be aware. Loans evaluated for impairment on an individual basis are not evaluated as part of the general reserve calculation.

The tables below show the allocation of the Company’s Allowance for Loan Losses by loan type and by general reserve and specific reserve for the years ended December 31, 2015, 2014, 2013, 2012, and 2011.

Detail of Allowance for Loan Losses Allocation

	Year Ended December 31, 2015
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$232	$-	$232	4.84%
1-4 Family Residential	1,262	41	1,303	27.18
Multifamily Residential	27	-	27	0.56
Commercial Real Estate	1,426	-	1,426	29.75
Commercial and Industrial	429	-	429	8.95
Consumer and Other	15	-	15	0.31
Other General Reserves	1,050	-	1,050	21.90
Unallocated	312	-	312	6.51

Total Allowance	$4,753	$41	$4,794	100.00%

Management’s Discussion and Analysis

Allowance for Loan Losses – (continued)

	Year Ended December 31, 2014
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$312	$-	$312	5.56%
1-4 Family Residential	1,532	63	1,595	28.48
Multifamily Residential	61	-	61	1.08
Commercial Real Estate	1,424	-	1,424	25.43
Commercial and Industrial	496	-	496	8.85
Consumer and Other	32	-	32	0.56
Other General Reserves	1,363	-	1,363	24.35
Unallocated	319	-	319	5.69
Total Allowance	$5,539	$63	$5,602	100.00%

	Year Ended December 31, 2013
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$577	$8	$585	9.68%
1-4 Family Residential	1,630	199	1,829	30.28
Multifamily Residential	49	9	58	0.96
Commercial Real Estate	1,031	-	1,031	17.07
Commercial and Industrial	690	-	690	11.42
Consumer and Other	24	-	24	0.40
Other General Reserves	1,339	-	1,339	22.16
Unallocated	485	-	485	8.03
Total Allowance	$5,825	$216	$6,041	100.00%

	Year Ended December 31, 2012
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$512	$94	$606	7.43%
1-4 Family Residential	1,944	368	2,312	28.34
Multifamily Residential	39	-	39	0.48
Commercial Real Estate	1,188	76	1,264	15.49
Commercial and Industrial	1,285	39	1,324	16.23
Consumer and Other	55	-	55	0.67
Other General Reserves	1,939	-	1,939	23.77
Unallocated	620	-	620	7.59
Total Allowance	$7,582	$577	$8,159	100.00%

Management’s Discussion and Analysis

Allowance for Loan Losses – (continued)

	Year Ended December 31, 2011
	General Reserve	Specific Reserve	Total	Percentage of Total
(Dollars in thousands)

Construction and Land Development	$625	$8	$633	5.92%
1-4 Family Residential	1,763	1,098	2,861	22.93
Multifamily Residential	175	122	297	2.78
Commercial Real Estate	1,691	718	2,409	22.53
Commercial and Industrial	1,898	-	1,898	17.75
Consumer and Other	41	-	41	0.38
Other General Reserves	1,515	-	1,515	14.17
Unallocated	1,037	-	1,037	13.54
Total Allowance	$8,745	$1,946	$10,691	100.00%

Management’s Discussion and Analysis

Allowance for Loan Losses – (continued)

The table, "Historical Loan Loss Experience," summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries, and additions to the allowance which have been charged to expense.

Historical Loan Loss Experience

	Year Ended December 31,
	2015	2014	2013	2012	2011
(Amounts in thousands)

Total Loans Outstanding at end of period	$389,296	$364,148	$331,906	$327,469	$319,739

Average amount of loans outstanding	$375,179	$346,943	$329,213	$324,891	$329,523

Balance of Allowance for Loan Losses at beginning of year	$5,602	$6,041	$8,159	$10,691	$9,513
Loans charged off Construction and Land Development	-	114	972	617	4,021
1-4 Family Residential	73	52	388	1,968	1,119
Multifamily Residential	-	155	-	-	502
Commercial Real Estate	-	159	423	883	2,116
Commercial and Industrial	261	42	1,263	65	1,464
Consumer and Other	6	1	86	54	28
Total Chargeoffs	340	523	3,132	3,587	9,250

Recoveries of loans previously charged off Construction and Land Development	28	21	32	67	124
1-4 Family Residential	-	46	499	64	125
Multifamily Residential	155	11	1	18	-
Commercial Real Estate	190	342	3	1	30
Commercial and Industrial	54	218	13	23	125
Consumer and Other	44	46	66	2	1
Total Recoveries	471	684	614	175	405

Net charge-offs	(131)	(161)	2,518	3,412	8,845
Additions to allowance charged to expense	(939)	(600)	400	880	10,023

Balance of Allowance for Loan Losses at end of year	$4,794	$5,602	$6,041	$8,159	$10,691

Ratios
Net charge-offs during period to average loans outstanding during period	-0.03%	-0.05%	0.76%	1.05%	2.68%
Net charge-offs to loans at end of period	-0.03%	-0.04%	0.76%	1.04%	2.77%
Allowance for Loan Losses to average loans	1.28%	1.61%	1.83%	2.51%	3.24%
Allowance for Loan Losses to loans at end of period	1.23%	1.54%	1.82%	2.49%	3.34%
Allowance for Loan Losses to nonperforming loans at end of period	120.60%	100.04%	58.88%	69.69%	47.87%
Net charge-offs to Allowance for Loan Losses	-2.73%	-2.87%	41.68%	41.82%	82.73%
Net charge-offs to Provision for Loan Losses	13.95%	26.83%	629.50%	387.73%	88.25%

Management’s Discussion and Analysis

Allowance for Loan Losses – (continued)

As shown in the table above, during 2015, the Company experienced its strongest loan portfolio performance in the last five years. Because of lower chargeoffs, lower loan delinquencies, and lower levels of special mention and substandard loans, the Company maintained a lower level of Allowance for Loan Losses.

Real Estate Owned

At December 31, 2015 and 2014, we had $327,000 and $3.7 million, respectively, of real estate owned pursuant to foreclosure or deed in lieu of foreclosure. Other real estate owned is initially recorded at its estimated fair market value less estimated selling costs. The estimated fair market value is determined by current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Subsequently, other real estate owned is carried at the lower of carrying value or fair value less costs to sell. The carrying value is generally reevaluated annually on the anniversary of acquisition. Any declines to fair value less costs to sell are recorded as charges to the impairment provision for other real estate owned. Discounts to appraised values are included for estimated selling costs and holding period costs. An additional discount is also calculated based on the properties being bank owned. The amounts of these discounts vary among properties based on property type, estimated time to sell, and any other factors of which management may be aware.

Real Estate Owned by Property Type

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014
Commercial Office Properties	$-	$598
Commercial Lots	327	2,777
Residential 1-4 Family Homes	-	311
Total Other Real Estate Owned	$327	$3.686

The Company actively markets other real estate owned with the goal of maximizing the realized value of the properties. During 2015, sales proceeds from other real estate owned totaled $3.6 million, and the Company recognized $325,000 in net gains on the sale of other real estate owned.

Deposits

The average amounts and the average rates we paid on deposits for the years ended December 31, 2015, 2014, and 2013 are summarized below:

	Year Ended December 31,
	2015		2014		2013
	Amount	Average Rate Paid	Amount	Average Rate Paid	Amount	Average Rate Paid
(Dollars in Thousands)
Noninterest bearing demand	$56,839	0.00%	$46,351	0.00%	$45,117	0.00%
Interest bearing transaction accounts	64,790	0.49%	62,131	0.71%	59,239	0.84%
Savings and money market	101,943	0.27%	75,747	0.28%	63,606	0.28%
Time deposits - $100,000 and over	52,890	0.78%	54,365	0.78%	59,669	0.77%
Other time deposits	67,897	0.62%	79,013	0.67%	86,321	0.85%
Total deposits	$344,359	0.41%	$317,607	0.50%	$313,952	0.60%

Management’s Discussion and Analysis

Deposits – (continued)

As of December 31, 2015, we had $50.7 million in time deposits of $100,000 or more. Of these time deposits of $100,000 or more, all were retail time deposits. We had no brokered or wholesale time deposits at December 31, 2015. Of the time deposits greater than $100,000, approximately $13.0 million had maturities within three months, $16.5 million had maturities over three through six months, $16.1 million had maturities over six through twelve months, and $5.1 million had maturities over twelve months.

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

The Capital Securities issued by Capital Trust III mature or are mandatorily redeemable on September 30, 2035. We have the optional right to redeem these securities on or after September 30, 2010. The preferred securities of Capital Trust III total $10.3 million, of which $10.0 million qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations. The Company’s investment in the common securities of Capital Trust III totaled $310,000 at December 31, 2014 and December 31, 2013, and is included in “Available for Sale Securities” on its consolidated balance sheets. See Note 11 to the consolidated financial statements for more information about the terms of the junior subordinated debentures.

Contractual Obligations

The following table shows the payments due on our contractual obligations for the periods shown as of December 31, 2015.

	Payments due by period

	Total	<1 year	1-3 years	3-5 years	>5 years
(Dollars in thousands)
Long-term debt obligations	$101,310	$41,000	$16,000	$14,000	$30,310
Operating lease obligations	$962	$195	$362	$251	$154
Total	$102,272	$41,195	$16,362	$14,251	$30,464

Short-Term Borrowings

At December 31, 2015, 2014, and 2013, we had outstanding borrowings due within one year of $47.8 million, $21.8 million, and $11.8 million, respectively. Of these borrowings due within one year, Federal Home Loan Bank advances totaled $41.0 million, $18.0 million, and $7.0 million at December 31, 2015, 2014, and 2013, respectively. At December 31, 2014, and December 31, 2013 there were no fixed rate borrowings. Fixed rate borrowings totaled $32.0 million at December 31, 2015. The weighted average interest rate on fixed rate borrowings at December 31, 2015 was 0.93%. Variable rate borrowings totaled $15.8 million, $21.8 million, and $11.8 million at December 31, 2015, 2014, and 2013, respectively. Weighted average interest rates on variable rate borrowings were 0.55%, 0.37%, and 0.36% at December 31, 2015, 2014, and 2013, respectively. Of the short term borrowings, $41.0 million were from the Federal Home Loan Bank of Atlanta (“FHLBA”) and were collateralized by FHLBA stock, residential mortgage loans, and commercial real estate loans, and $1.4 million were securities sold under agreements to repurchase collateralized by investment securities with a market value of $2.1 million. Also included in short term borrowings at December 31, 2014 were $5.4 million of variable rate federal funds purchased. The maximum amount of short term borrowings outstanding at any month end was $47.8 million for 2015, $32.2 million for 2014, and $20.1 million for 2013. The approximate average amount of such borrowings outstanding and average weighted interest rate was $15.6 million and 1.20% for 2015, $5.2 million and 0.23% for 2014, and $5.7 million and 0.25% for 2013, respectively.

Return on Equity and Assets

The following table shows the return on assets (net income or loss divided by average assets), return on equity (net income or loss divided by average equity), dividend payout ratio (dividends declared per share divided by net income or loss per share) and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2015, 2014, and 2013.

Management’s Discussion and Analysis

Return on Equity and Assets - (continued)

	Year ended December 31,
	2015	2014	2013
Return on assets	0.85%	0.83%	2.09%
Return on equity	8.19%	8.32%	23.60%
Dividend payout ratio	0.00%	0.00%	0.00%
Equity to asset ratio	10.34%	10.04%	8.86%

The return on equity decreased slightly from 8.32% in 2014 to 8.19% in 2015. The return on assets increased slightly from 0.83% in 2014 to 0.85% in 2015. The return on equity decreased from 23.60% in 2013 to 8.32% in 2014, due to a decrease of $5.3 million in net income, with net income of $3.7 million for 2014, compared to net income of $9.1 million for 2013. The Company’s $6.6 million income tax benefit recognized during 2013, a result of its deferred tax asset valuation allowance reversal, contributed 17.15% and 1.52% to its return on equity and return on assets, respectively.

Liquidity

The most manageable sources of liquidity are comprised of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within our Bank's service area. Core deposits (total deposits less certificates of deposit for $100,000 or more, wholesale, and brokered time deposits) provide a relatively stable funding base and were equal to 85.1% of total deposits at December 31, 2015. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. Our Bank is a member of the FHLBA and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and commercial real estate loans. At December 31, 2015, our Bank had borrowed $91.0 million from the FHLBA and had the ability to borrow an additional $27.7 million based on a predetermined formula. Our Bank also has $27.6 million available through lines of credit with other banks, and $27.1 million available from the Federal Reserve Discount Window as additional sources of liquidity funding. At December 31, 2015, we had outstanding commitments to originate up to $26.6 million in loans as well as standby letters of credit of $441,000. Management believes that our Bank’s overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.

Capital Resources

The Company’s total shareholders’ equity increased by approximately $4.5 million during 2015, primarily due to net income of $4,062,000 and other comprehensive income of $422,000. The Company’s Tier 1 capital to average assets ratio was 12.77 percent as of December 31, 2015.

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

Management’s Discussion and Analysis

Capital Resources – (continued)

As of December 31, 2015, the most recent notification of the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of December 31, 2015, the Company and the Bank exceeded each of the applicable capital requirements shown in the following table.

			Capital Ratios
December 31, 2015			Minimum Basel III			Minimum Basel III
	Actual		Phase In Requirement			Fully Phased In Requirement			Well Capitalized Requirement
	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
(Dollars in thousands)
The Bank
Total capital (to risk-weighted assets)	$58,788	16.75%	$28,077	8.00%		$36,841	10.50%		$35,097	10.00%
Tier 1 capital (to risk-weighted assets)	54,390	15.50%	21,058	6.00%		29,832	8.50%		28,077	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	54,390	15.50%	15,793	4.50%		24,568	7.00%		22,813	6.50%
Tier 1 capital (to average assets)	54,390	11.36%	19,150	4.00%		19,150	4.00%		23,938	5.00%
The Company
Total capital (to risk-weighted assets)	$67,364	18.84%	$28,602	8.00%	(1)	$37,540	10.50%	(1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	62,866	17.58%	21,451	6.00%	(1)	30,389	8.50%	(1)	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	62,866	17.58%	16,088	4.50%	(1)	25,026	7.00%	(1)	N/A	N/A
Tier 1 capital (to average assets)	62,866	12.77%	19,695	4.00%	(1)	19,695	4.00%	(1)	N/A	N/A

____________

(1) Minimum requirements for bank holding companies with greater than $1 billion in consolidated total assets (the Company is not currently subject to these requirements).

Off-Balance Sheet Arrangements

At December 31, 2015, we had issued commitments to extend credit of $26.6 million for home equity lines of credit, construction loans and commercial lines of credit. The commitments expire over periods from six months to ten years. Standby letters of credit totaled $441,000 at December 31, 2015.

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

Management’s Discussion and Analysis

Inflation – (continued)

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management has assessed the effectiveness of Southcoast Financial Corporation’s internal control over financial reporting as of December 31, 2015. In making our assessment, management has utilized the framework published in 2013 by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control-Integrated Framework."  Based on our assessment, management has concluded that, as of December 31, 2015 the Company’s internal control over financial reporting was effective.

Date: March 24, 2016

/s/L. Wayne Pearson	/s/William C. Heslop
L. Wayne Pearson	William C. Heslop
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is set forth under the captions “Management’s Discussion and Analysis – Market Risk – Interest Rate Sensitivity” and “–Off Balance Sheet Arrangements” in Part II, Item 7 of this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Southcoast Financial Corporation and Subsidiaries

Mount Pleasant, South Carolina

We have audited the accompanying consolidated balance sheets of Southcoast Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southcoast Financial Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

Atlanta, Georgia

March 25, 2016

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2015	2014
(Dollars in thousands)
Assets
Cash and due from banks	$40,944	$33,572

Investment securities
Available for sale	32,035	35,269
Federal Home Loan Bank stock, at cost	4,291	4,000
Loans held for sale	1,711	-
Loans, net of allowance of $4,794 and $5,602	384,502	358,546
Property and equipment, net	19,277	20,455
Other real estate owned, net	327	3,686
Company owned life insurance	13,303	12,984
Deferred tax asset, net	3,783	5,636
Other assets	2,637	2,685

Total assets	$502,810	$476,833

Liabilities
Deposits
Noninterest bearing	$55,755	$48,700
Interest bearing	283,702	282,334

Total deposits	339,457	331,034

Federal funds purchased	5,396	3,065
Securities sold under agreements to repurchase	1,364	737
Advances from Federal Home Loan Bank	91,000	80,000
Junior subordinated debentures	10,310	10,310
Other liabilities	3,443	4,382

Total liabilities	450,970	429,528

Shareholders’ equity
Common stock (no par value; 20,000,000 shares authorized, 7,103,751 and 7,096,574 shares issued in 2015 and 2014, respectively)	54,694	54,643
Accumulated deficit	(2,138)	(6,200)
Accumulated other comprehensive loss	(716)	(1,138)

Total shareholders’ equity	51,840	47,305

Total liabilities and shareholders’ equity	$502,810	$476,833

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income

	For the years ended December 31,
	2015	2014
(Dollars in thousands)
Interest income
Loans and fees on loans	$18,463	$17,046
Investment securities	958	1,104
Cash and federal funds sold	41	31
Total interest income	19,462	18,181

Interest expense
Deposits	1,429	1,601
Other borrowings	1,827	1,802
Junior subordinated debentures	181	178
Total interest expense	3,437	3,581
Net interest income	16,025	14,600

Provision (credit) for loan losses	(939)	(600)
Net interest income after provision for loan losses	16,964	15,200

Noninterest income
Service fees on deposit accounts	1,550	1,509
Gain on sale of mortgage loans held for sale	214	29
Gain on sale of investment securities	-	109
Gain on sale of premises and equipment	734	-
Company owned life insurance earnings	319	326
Other	208	173
Total noninterest income	3,025	2,146

Noninterest expenses
Salaries and employee benefits	7,573	6,630
Occupancy	1,080	1,142
Furniture and equipment	1,888	1,670
Advertising and public relations	200	188
Professional fees	1,431	748
Travel and entertainment	262	274
Telephone, postage and supplies	326	328
Insurance	519	612
Gain on sale of other real estate owned	(325)	(641)
Other real estate owned impairment and other expenses, net of rental income	-	227
Other operating expenses	666	827
Total noninterest expenses	13,620	12,005
Income before income taxes	6,369	5,341

Income tax expense	2,307	1,604
Net income	$4,062	$3,737

Basic net income per common share	$0.57	$0.53

Weighted average number of common shares outstanding
Basic	7,102,811	7,091,361

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the years ended December 31,
	2015	2014
Net income	$4,062	$3,737

Other comprehensive income:
Unrealized gains on available for sale securities	660	1,515
Tax effect	(238)	(546)
Reclassification adjustment for gains included in net income	-	(109)
Tax effect	-	40
Total other comprehensive income	422	900

Comprehensive income	$4,484	$4,637

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended December 31, 2015 and 2014

(Dollars in thousands)				Accumulated
	Common Stock			other	Total
			Accumulated	comprehensive	shareholders'
	Shares	Amount	deficit	loss	equity
Balance, January 1, 2014	7,082,062	$54,544	$(9,937)	$(2,038)	$42,569

Net income			3,737		3,737
Other comprehensive income, net of tax				900	900
Comprehensive income					4,637
Employee stock purchase plan	14,512	99	-	-	99
Balance, December 31, 2014	7,096,574	54,643	(6,200)	(1,138)	47,305

Net income			4,062		4,062
Other comprehensive income, net of tax				422	422
Comprehensive income					4,484
Employee stock purchase plan	7,177	51	-	-	51
Balance, December 31, 2015	7,103,751	$54,694	$(2,138)	$(716)	$51,840

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2015	2014
(Dollars in thousands)
Operating activities
Net income	$4,062	$3,737
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in deferred income taxes	1,615	1,374
Provision for loan losses	(939)	(600)
Provision for impairment of other real estate owned	-	6
Depreciation and amortization	767	842
Discount accretion and premium amortization	143	134
Origination of mortgage loans held for sale	(14,756)	(1,459)
Proceeds from sales of mortgage loans held for sale	13,259	1,759
Gain on sale of mortgage loans held for sale	(214)	(29)
Gain on sale of investment securities	-	(109)
Gain on sale of property and equipment	(734)	-
Gain on sale of other real estate owned	(325)	(641)
Change in deferred gain on sale of other real estate owned	44	337
Change in deferred compensation	253	231
Company owned life insurance earnings	(319)	(326)
Decrease in other assets	48	79
Decrease in other liabilities	(1,192)	(708)
Net cash provided by operating activities	1,712	4,627
Investing activities
Calls, maturities, and paydowns of available for sale securities	3,751	5,705
Proceeds from sales of available for sale securities	-	3,229
Purchases of available for sale securities	-	(3,000)
Purchases of Federal Home Loan Bank stock	(3,041)	(2,588)
Sales of Federal Home Loan Bank stock	2,750	2,217
Increase in loans, net	(21,492)	(31,375)
Purchases of property and equipment	(149)	(146)
Capital expenditures on other real estate owned	-	(14)
Proceeds from sales of other real estate owned	115	1,168
Proceeds from sales of property and equipment	1,294	-
Net cash used for investing activities	(16,772)	(24,804)
Financing activities
Net increase in deposits	8,423	15,206
Increase (decrease) in federal funds purchased and repurchase agreements	2,958	(1,016)
Proceeds from Federal Home Loan Bank Borrowings	104,000	88,000
Paydowns of Federal Home Loan Bank Borrowings	(93,000)	(77,000)
Net proceeds from issuances of stock	51	99
Net cash provided by financing activities	22,432	25,289

Net increase in cash and cash equivalents	7,372	5,112
Cash and cash equivalents, beginning of year	33,572	28,460

Cash and cash equivalents, end of year	$40,944	$33,572
Cash paid for
Interest	$3,545	$3,941
Income taxes	$970	$218

Supplemental noncash investing and financing activities:
Real estate acquired in settlement of loans	$-	$747
Loans to finance sales of other real estate owned	$3,525	$1,453

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

Pending Merger Transaction - On August 14, 2015, the Company entered into a definitive agreement with BNC Bancorp (“BNC”) the holding company for Bank of North Carolina, pursuant to which BNC will acquire all of the common stock of the Company in a stock transaction.  Under the terms of the agreement, which has been approved by the Boards of Directors of both companies and by the shareholders of the Company (approval of shareholders of BNC is not required), the Company’s shareholders will receive shares of BNC common stock based upon the volume weighted average price of BNC common stock for a 20-day trading period prior to the closing of the merger ("VWAP"), subject to minimum and maximum exchange ratios as follow: if the VWAP immediately prior to the merger is equal to or greater than $22.00, then each share of the Company’s common stock will be converted into 0.6068 shares of BNC common stock; if the VWAP immediately prior to the merger is less than $22.00 but greater than $19.00, then each share of the Company’s common stock will be converted into $13.35 payable in shares of BNC common stock (with the exchange ratio equal to $13.35 divided by the VWAP); and if the VWAP is equal to or less than $19.00, then each share of the Company’s common stock will be converted into 0.7026 shares of BNC common stock. The merger is currently awaiting regulatory approval, and is expected to close in the second quarter of 2016.  For further information, please see the Proxy Statement/Prospectus of the Company/BNC filed with the Securities and Exchange Commission on December 23, 2015

Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk – Most of the Company’s business activity is with customers located in the adjoining South Carolina counties of Charleston, Berkeley, and Dorchester. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties. Tourism, shipping, technology, and aerospace are major industries in the Company’s market area. Though the Company does not have a direct credit concentration in any of these industries, a downturn in any of them could negatively impact the local economy, which in turn could pose a credit risk to the Company.

Risk characteristics present in the Company’s loan portfolio vary by portfolio segment but are largely influenced by current loan to value ratios for real estate secured loans. At December 31, 2015, 94% of the Company’s outstanding loan balances were secured by real estate. After several years of declines, real estate values in the Company’s market area have largely recovered over the last several years. However, any future declines in real estate values may pose credit risk to the Company. Residential 1-4 Family loans comprise 62% of the Company’s outstanding loan balances. An increase in foreclosures on these loan types in the Company’s market area could increase unsold homes inventory, leading to decreases in market value. Such a scenario would increase the credit risk for existing loans made prior to the market value declines. Loans secured by commercial real estate comprise 22% of the Company’s outstanding loan balances and may be at risk of deterioration during times of decreasing market rental rates and increasing levels of office space vacancies. These conditions may occur during general economic downturns or during downturns in the specific industries significant to the Company’s market area.

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

Loans Held-for-Sale - Loans held-for-sale consist of 1 - 4 family residential mortgage loans, which are reported at the lower of cost or fair value on an aggregate loan basis. Net unrealized losses, if any, are recognized through a valuation allowance. Loans held for sale were reported at cost at December 31, 2015 and 2014, as there were no unrealized losses at either date. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of loans sold.

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

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Generally, the Company accounts for impaired loans based on the value of the loans’ underlying collateral if it is considered more likely than not that repossession of the collateral is the most likely form of collection of the outstanding balance. For loans not deemed to be dependent on collateral liquidation as the most likely source of repayment, the present value of expected cash flows is used to determine impairment. Troubled debt restructurings performing in accordance with their modified terms are measured for impairment using the present value of expected cash flows.

For nonaccruing impaired loans, all cash receipts are to be applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are to be applied to interest income to the extent that any interest has been foregone. Further cash receipts are to be recorded as recoveries to the Allowance for Loan Losses of any amounts previously charged off.

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

In determining the required general reserves portion of the allowance for loan losses, management calculates historical losses experienced by loan type. Management also calculates a historical weighted average delinquency rate by loan type, with loans past due 30-59 days given single weight, loans past due 60-89 days given double weight, and loans past due 90 days or more given triple weight. Current weighted delinquency rates for loans in the various pools are then calculated and indexed to the historical weighted average delinquency rates. The total balance by general reserve loan type is then multiplied by the average historical losses as adjusted by the indexed historical past due rate and this amount is added to required general reserves. Management currently utilizes a twelve quarter time horizon for historical losses and delinquencies. In determining the proper historical time horizon, management considers the time horizon which most appropriately reflects the current condition of the portfolio.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES – (Continued)

Management provides additional general reserves by loan type for loans with grades of 3 through 9 which are not individually evaluated for impairment by multiplying the total balances of these loans by the average default probabilities for the corresponding loan grades for the five most recent years. These amounts are then multiplied by the average loss severities by loan type for the five most recent years, and then added to required general reserves. Management elected to use five year historical periods for its default probability and loss severity calculations in order to derive meaningful sample sizes across a range of economic conditions.

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES – (Continued)

Earnings Per Common Share - Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive financial instruments outstanding.

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

Statement of Cash Flows - Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (“ASU 2019-09”).  ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective prospectively, for annual and interim periods, beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on the Company’s results of operations, financial position or disclosures.

In June 2014, the FASB issued ASU 2014-11 – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 impacted FASB ASC 860 Transfers and Servicing by changing the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require new disclosures. An entity is required to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. An entity must also provide additional information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 – Interest – Imputation of Interest (“ASU 2015-03”). ASU 2015-03 simplifies presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. It should be applied on a retrospective basis. The Company is currently evaluating the impact this standard will have on the Company’s financial position or disclosures, but it is not expected to have a material impact.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES – (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For leases with a term of 12 months or less, a lessee can make a policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. For public companies, ASU 2016-02 is effective prospectively, for annual and interim periods, beginning after December 15, 2018. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.

All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2015 and 2014, the Bank met these requirements. Reserve requirements totaled $4,498,000 and $4,264,000 at December 31, 2015 and 2014, respectively.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of investment securities are as follows:

(Dollars in thousands)	December 31, 2015
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$21,502	$7	$191	$21,318
Municipal securities	3,433	249	-	3,682
Other	8,218	53	1,236	7,035

Total	$33,153	$309	$1,427	$32,035

	December 31, 2014
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$24,915	$103	$80	$24,938
Municipal securities	3,924	260	-	4,184
Other	8,208	37	2,098	6,147
Total	$37,047	$400	$2,178	$35,269

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and December 31, 2014.

Available for Sale

(Dollars in thousands)	December 31, 2015
	Less than		Twelve Months
	Twelve Months		or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$16,896	$191	$-	$-	$16,896	$191
Other	-	-	2,332	1,236	2,332	1,236

Total	$16,896	$191	$2,332	$1,236	$19,228	$1,427

	December 31, 2014
	Less than		Twelve Months
	Twelve Months		or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed	$-	$-	$15,990	$80	$15,990	$80
Other	-	-	1,610	2,098	1,610	2,098

Total	$-	$-	$17,600	$2,178	$17,600	$2,178

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES (Continued)

Securities classified as available-for-sale are recorded at fair value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $1,236,000, which included two securities comprising 100% of total unrealized losses, and $2,178,000, which included three securities comprising 96% of total unrealized losses, at December 31, 2015 and December 31, 2014, respectively. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

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

One of the Company’s collateralized debt obligations with an amortized cost of approximately $1,829,000 and fair value of approximately $1,176,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1,739,000 and fair value of approximately $1,156,000 is receiving payment-in-kind interest in lieu of cash interest payments. Due to the over-collateralized credit position of the security currently receiving interest payments, no other-than-temporary impairment was recognized on this security. Payment-in-kind interest consists of capitalization of interest amounts due on a security. In accordance with terms outlined in its offering circular, the security not currently paying interest has its deferred interest capitalized and added to the principal balance of the security. Contractual interest payments are calculated on these larger principal balances.

Payment-in-kind interest was triggered on this security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At December 31, 2015, there was $230,628,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at December 31, 2015.

(Dollars in thousands) Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$167,866	128.0%	138.1%
B	37,756	115.0%	112.7%
C	48,523	106.2%	91.2%
D	28,685	100.3%	81.9%
Income Notes	18,000	N/A	N/A

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES (Continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of December 31, 2015 predicts the Company will resume receipt of its contractual principal and interest payments during 2017, which is when the B tranche is projected to pass its overcollateralization test. These projections are based on assumptions developed from current financial data for the underlying issuers and may change in subsequent periods based on future financial data, which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of underlying trust preferred securities. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Due to the credit loss recognized on this security, the Company has not accrued into interest income any of the payment-in-kind interest due on the security. Consequently, the security’s payment-in-kind interest is not reflected in the book value of the security. Total other-than-temporary impairment in accumulated other comprehensive income was $373,000 for the security (Security B in the table below) at December 31, 2015.

The following table provides certain relevant details on each of our collateralized debt obligations as of December 31, 2015, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

December 31, 2015
(Amounts in thousands)
	Security A	Security B

Amortized Cost	$1,829	$1,739
Fair Value	$1,176	$1,156
Unrealized Loss	$653	$583
Number of underlying financial institution issuers	45	38
Number of deferrals and defaults	7	12
Additional expected deferrals/ defaults*	N/A	0/1
Excess Subordination as a percentage of performing collateral^	33.47%	N/A

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3 - INVESTMENT SECURITIES (Continued)

The amortized costs and fair values of investment securities available for sale at December 31, 2015 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
(Dollars in thousands)
Due within one year	$499	$516
Due after one but within five years	440	457
Due after five but within ten years	1,958	2,130
Due after ten years	4,604	3,411
Mortgage backed	21,502	21,318
Equity securities with no maturity	4,150	4,203

Total investment securities available-for-sale	$33,153	$32,035

The proceeds from sales of securities and the associated gains are listed below:

	Twelve Months Ending December 31,
	2015	2014
(Dollars in thousands)
Proceeds	$-	$3,229
Gross Gains	-	109

The tax provision related to the above net realized gains and losses was $0 and $40,000 for the periods ended December 31, 2015 and 2014.

Investment securities with an aggregate amortized cost of $19,274,000 and estimated fair value of $19,231,000 at December 31, 2015, were pledged to secure public deposits and for other purposes, as required or permitted by law. Investment securities with an aggregate amortized cost of $2,115,000 and estimated fair value of $2,090,000 at December 31, 2015, were pledged to secure securities sold under agreements to repurchase.

NOTE 4 - LOANS

The composition of loans by major loan category is presented below:

	December 31, 2015	December 31, 2014
(Dollars in thousands)
Real estate secured loans:
Residential 1-4 Family	$241,111	$217,518
Multifamily	4,747	5,108
Commercial	85,501	87,906
Construction and land development	34,311	29,060

Total real estate secured loans	365,670	339,592
Commercial and industrial	20,666	22,022
Consumer	2,623	2,206
Other	337	328

Total gross loans	389,296	364,148
Allowance for loan losses	(4,794)	(5,602)

Loans, net of allowance	$384,502	$358,546

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of December 31, 2015 and December 31, 2014.

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2015	2014	2015	2014	2015	2014	2015	2014
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	130,016	107,353	1,352	1,350	19,079	14,965	14,566	11,197
4	57,945	56,164	1,050	1,111	27,536	28,180	11,561	7,310
5	45,911	46,873	2,014	2,309	30,072	33,081	7,489	9,571
6	1,495	1,587	331	-	4,080	2,042	57	269
7	5,555	4,930	-	338	4,734	9,638	638	703
8	189	611	-	-	-	-	-	10
9	-	-	-	-	-	-	-	-

Total	$241,111	$217,518	$4,747	$5,108	$85,501	$87,906	$34,311	$29,060

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Grade
1	$2,352	$2,223	$448	$397	$-	$-	$2,800	$2,620
2	-	-	-	-	-	-	-	-
3	1,783	2,205	630	480	89	94	167,515	137,644
4	8,301	6,628	420	220	227	181	107,040	99,794
5	7,326	9,589	1,017	977	21	53	93,850	102,453
6	5	18	-	-	-	-	5,968	3,916
7	899	1,359	108	132	-	-	11,934	17,100
8	-	-	-	-	-	-	189	621
9	-	-	-	-	-	-	-	-

Total	$20,666	$22,022	$2,623	$2,206	$337	$328	$389,296	$364,148

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

The following tables provide a summary of past due loans by loan category as of December 31, 2015 and December 31, 2014.

(Dollars in thousands)

Past Due Loans
December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$1,429	$207	$1,055	$2,691	$238,420	$241,111	$218
Multifamily Residential	-	-	-	-	4,747	4,747	-
Commercial Real Estate	2,848	49	302	3,199	82,302	85,501	-
Construction and Land Development	81	-	-	81	34,230	34,311	-
Non-Real Estate Secured
Commercial and Industrial	220	170	56	446	20,220	20,666	-
Consumer and Other	70	1	-	71	2,889	2,960	-

Total (1)	$4,648	$427	$1,413	$6,488	$382,808	$389,296	$218

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$1,748	$955	$1,972	$4,675	$212,843	$217,518	$-
Multifamily Residential	-	-	-	-	5,108	5,108	-
Commercial Real Estate	794	1,930	1,073	3,797	84,109	87,906	-
Construction and Land Development	-	52	10	62	28,998	29,060	-
Non-Real Estate Secured
Commercial and Industrial	235	66	146	447	21,575	22,022	-
Consumer and Other	8	15	13	36	2,498	2,534	-

Total (1)	$2,785	$3,018	$3,214	$9,017	$355,131	$364,148	$-

(1)	Principal balances only; excludes accrued interest receivable and deferred fees and costs due to immateriality.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

The following table provides a summary of nonaccrual loans as of December 31, 2015 and December 31, 2014.

(Dollars in thousands)

	December 31,	December 31,
	2015	2014

1-4 Family Residential	$2,178	$2,956
Multifamily Residential	-	-
Commercial Real Estate	412	1,096
Construction and Land Development	-	10
Commercial and Industrial	551	859
Consumer and Other	8	48

Total	$3,149	$4,969

At December 31, 2015 and December 31, 2014, nonaccrual loans totaled $3.1 million and $5.0 million, respectively. The gross interest income which would have been recorded under the original terms of nonaccrual loans amounted to approximately $152,000 and $312,000 at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 and December 31, 2014, impaired loans, which include non-accrual loans and troubled debt restructurings (TDRs) totaled $3.8 million and $5.6 million, respectively. The recorded investment in impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $2.3 million and $3.9 million at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 there was one loan totaling $218,000 that was ninety days past due and still accruing interest. There were no such loans at December 31, 2014.

At December 31, 2015 and December 31, 2014, all TDRs, including those on nonaccrual status, totaled $1.5 million and $3.9 million, respectively. The gross interest income that would have been recognized on accruing TDRs according to the original loan terms during 2015 totaled approximately $40,000; actual interest income recognized on these loans according to the restructured terms totaled $37,000. Performing TDR loans totaled $608,000 at December 31, 2015. The gross interest income that would have been recognized on accruing TDRs according to the original loan terms during 2014 totaled approximately $41,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $11,000. Performing TDR loans totaled $613,000 at December 31, 2014. During the year ended December 31, 2015, no loans had their original loan terms restructured. During the year ended December 31, 2015, there were no loans that had previously had their original terms restructured that went into nonaccrual. During the same period, one loan totaling $1.7 million that had previously had its original terms restructured paid off, and two loans totaling $173,000, that had previously had their original loan terms restructured, were charged off. TDRs did not have a material effect on the allowance for loan losses as of December 31, 2015 or December 31, 2014.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	December 31,	December 31,
	2015	2014

Balance, beginning of year	$5,602	$6,041
Provision (credit) for loan losses	(939)	(600)
Net recoveries	131	161

Balance, end of year	$4,794	$5,602

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

	For the Year Ended December 31, 2015
	Beginning	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
	Balance
					General	Specific	Total
					Reserves	Reserves
Real Estate Secured
1-4 Family Residential	$1,595	$(73)	$-	$(219)	$1,262	$41	$1,303
Multifamily Residential	61	-	155	(189)	27	-	27
Commercial Real Estate	1,424	-	190	(188)	1,426	-	1,426
Construction and Land Development	312	-	28	(108)	232	-	232
Non-Real Estate Secured
Commercial and Industrial	496	(261)	54	140	429		429
Consumer and Other	32	(6)	44	(55)	15	-	15
Other
Other General Reserves	1,363	-	-	(313)	1,050	-	1,050
Unallocated	319	-	-	(7)	312	-	312
Total	$5,602	$(340)	$471	$(939)	$4,753	$41	$4,794

	For the Year Ended December 31, 2014
	Beginning	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
	Balance
					General	Specific	Total
					Reserves	Reserves
Real Estate Secured
1-4 Family Residential	$1,829	$(52)	$46	$(228)	$1,532	$63	$1,595
Multifamily Residential	58	(155)	11	147	61	-	61
Commercial Real Estate	1,031	(159)	342	210	1,424	-	1,424
Construction and Land Development	585	(114)	21	(180)	312	-	312
Non-Real Estate Secured
Commercial and Industrial	690	(42)	218	(370)	496		496
Consumer and Other	24	(1)	46	(37)	32	-	32
Other
Other General Reserves	1,339	-	-	24	1,363	-	1,363
Unallocated	485	-	-	(166)	319	-	319
Total	$6,041	$(523)	$684	$(600)	$5,539	$63	$5,602

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of December 31, 2015 and December 31, 2014.

(Dollars in thousands)

Loans Receivable:	As of December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$1,550	$239,561	$241,111
Multifamily Residential	-	4,747	4,747
Commercial Real Estate	362	85,139	85,501
Construction and Land Development	-	34,311	34,311
Non Real Estate Secured
Commercial and Industrial	391	20,275	20,666
Consumer and Other	-	2,960	2,960
Total	$2,303	$386,993	$389,296

Loans Receivable:	As of December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$2,251	$215,267	$217,518
Multifamily Residential	-	5,108	5,108
Commercial Real Estate	1,096	86,810	87,906
Construction and Land Development	-	29,060	29,060
Non Real Estate Secured
Commercial and Industrial	545	21,477	22,022
Consumer and Other	-	2,534	2,534
Total	$3,892	$360,256	$364,148

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4 – LOANS (Continued)

(Dollars in thousands)

Impaired Loans

For the Year Ended December 31, 2015

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
1-4 Family Residential	$1,415	$1,329	$-	$86	$1,357	$37
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	362	362	-	-	380	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	391	391	-	-	416	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded:
1-4 Family Residential	$221	$221	$41	$-	$222	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer and Other	-	-	-	-	-	-

Total:
1-4 Family Residential	$1,636	$1,550	$41	$86	$1,579	$37
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	362	362	-	-	380	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	391	391	-	-	416	-
Consumer and Other	-	-	-	-	-	-

Total	$2,389	$2,303	$41	$86	$2,375	$37

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5 - PROPERTY AND EQUIPMENT

Components of property and equipment are as follows:

(Dollars in thousands)				December 31,
	Estimated Useful Lives (years)			2015	2014

Land				$7,409	$7,866
Furniture and equipment	3	-	10	3,292	3,550
Buildings and improvements	5	-	40	15,620	15,740
Construction in process				130	80
				26,451	27,236
Less accumulated depreciation				(7,174)	(6,781)
				$19,277	$20,455

Construction in process related to one company owned property, and totaled $130,000 and $80,000 at December 31, 2015 and December 31, 2014, respectively. Depreciation expense for the years ended December 31, 2015 and 2014 was $766,000 and $842,000, respectively.

In 2015, the Company received sales proceeds totaling $1,294,000 on a parcel of land with a small building adjacent to its corporate headquarters. The property had a basis of $545,000, and the Company recognized a gain on sale of $749,000. Additionally, the Company recorded a $15,000 loss on the disposal of one of its vehicles. The vehicle was given to the Company’s Chief Executive Officer as bonus compensation.

The Company leases certain branch properties and equipment under operating leases. Two branch leases have current lease terms expiring in 2016 and 2023, one with two five-year renewal options remaining, and the other with one ten-year renewal option remaining. The Company had a lease agreement for eleven ATM machines, which expired in December 2015 and required monthly payments totaling $16,000, accounting for the nearly half of the Company’s annual lease expense during 2015 and 2014. The Company entered into a longer term lease agreement during 2011 for office space that expires in 2032 that is also being accounted for as an operating lease. Total lease expense paid for the leases discussed above and included in the statements of operations totaled $412,000 for each of the years ended December 31, 2015 and 2014, respectively.

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one month, for each of the next five years in the aggregate are:

(Dollars in thousands)

2016	$195
2017	179
2018	183
2019	185
2020	66
Thereafter	154

Total	$962

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6 – OTHER REAL ESTATE OWNED

The aggregate carrying amount of other real estate owned at December 31, 2015 and 2014 was $327,000 and $3,686,000, respectively. All of the Company’s other real estate owned represents properties acquired through foreclosure or deed in lieu of foreclosure. The following table details the change in this balance during 2015 and 2014.

(Dollars in thousands)	Year Ended December 31

	2015	2014
Real estate acquired in settlement of loans, beginning of period	$3,686	$5,249
New real estate acquired in settlement of loans at lower of fair value or principal balance	-	747
Capital expenditures on real estate acquired in settlement of loans	-	14
Sales of real estate acquired in settlement of loans	(3,640)	(2,622)
Gains on sale of real estate acquired in settlement of loans	325	641
Net change in deferred gain on real estate acquired in settlement of loans	(44)	(337)
Less: Impairment recognized	-	(6)

Real estate acquired in settlement of loans, end of period	$327	$3,686

Property in other real estate owned at December 31, 2015 consisted of commercial lots. Property in other real estate owned at December 31, 2014 consisted of commercial lots, residential 1-4 family homes, and commercial office properties.

During 2015 and 2014, the Company recorded sales proceeds on other real estate owned totaling $3,640,000 and $2,622,000, respectively. Sales proceeds on other real estate owned for which the Company made loans to facilitate the sale of the property during 2015 and 2014 totaled $3,328,000 and $1,557,000, respectively. The gross loans to facilitate these sales during 2015 and 2014 totaled $3,525,000 and $1,453,000, respectively. During the year ended 2015, gross loans to facilitate sales of other real estate owned consisted of two transactions, and were $197,000 greater than the sales proceeds to which the loans related. Of this amount, $193,000 related to one of the sales transactions for which 100% of the purchase price and closing costs were financed with cash at closing paid to a borrower that brought other unencumbered real estate collateral valued at approximately $1.1 million to the transaction, while the remaining amount related to seller closing costs in excess of borrower down payments in the other sales transaction. During the year ended December 31, 2015, the Company recognized as income $65,000 of gains previously deferred from sales that occurred prior to 2015 and realized deferred gains related to loans to facilitate sales of other real estate owned totaling $21,000 that occurred during 2015. During 2014, the Company recognized as income $337,000 of gains previously deferred from sales that occurred prior to 2014.

During 2015 and 2014, the Company recognized $0 and $6,000, respectively, of impairment expense on other real estate owned. These impairments were the result of periodic reappraisals of the properties and management’s estimates of short term liquidation values. At December 31, 2015 and 2014, the carrying amount of other real estate owned included valuation allowances totaling $115,000 and $121,000, respectively. These amounts were reflective of impairments taken on individual properties still held by the Company as of these two dates.

At December 31, 2015 and December 31, 2014, 1-4 family loans in the process of foreclosure totaled $0 and $41,000, respectively.

NOTE 7 – DEPOSITS

The following is a detail of deposit accounts:

(Dollars in thousands)	December 31,
	2015	2014
Noninterest bearing deposits	$55,755	$48,700
Interest bearing
NOW	65,930	62,210
Money market	80,729	70,166
Savings	33,446	29,315
Time, less than $250,000	91,060	114,410
Time, $250,000 and over	12,537	6,233

Total deposits	$339,457	$331,034

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7 – DEPOSITS (Continued)

At December 31, 2015 and 2014, the Bank had approximately $1,066,000 and $13,237,000, respectively, in time deposits from customers outside its market area. This includes $0 and $12,283,000 in brokered and wholesale deposits in 2015 and 2014, respectively. Contractual rates of interest on brokered and wholesale deposits outstanding at December 31, 2014, ranged from a low of 0.25% to a high of 0.30%.

At December 31, 2015 the scheduled maturities of time deposits are as follows:

(Dollars in thousands)

2016	$95,078
2017	7,882
2018	363
2019	20
2020	254
$103,597

NOTE 8- SHORT-TERM BORROWINGS

Short-term borrowings payable include securities sold under agreements to repurchase which generally mature on a one to thirty day basis, federal funds purchased, and borrowings from the discount window of the Federal Reserve Bank of Richmond. Information concerning short-term borrowings is summarized as follows:

(Dollars in thousands)	December 31,
	2015	2014
Balance at end of the year	$6,760	$3,802
Average balance during year	1,302	2,343
Average interest rate during year	0.25%	0.23%
Maximum month-end balance during the year	$9,126	$9,808

The Company has collateralized the repurchase agreements with securities with an aggregate cost basis and fair value of $2,115,000 and $2,090,000 respectively, at December 31, 2015.

At December 31, 2015 and 2014, the investment securities underlying these agreements were all mortgage backed securities.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9 - ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from the Federal Home Loan Bank of Atlanta (“FHLBA”) are collateralized by FHLBA stock and pledges of certain residential mortgage loans and are summarized as follows:

(Dollars in thousands)		December 31
Maturity	Rate	2015	2014
February 2015	0.36%	$-	$18,000
January 2016	0.40%	15,000	-
January 2016	0.38%	5,000	-
March 2016	2.04%	10,000	10,000
March 2016	0.49%	9,000	-
May 2016	0.75%	2,000	2,000
March 2017	2.31%	2,000	2,000
May 2017	1.07%	2,000	2,000
March 2018	2.33%	5,000	5,000
April 2018	3.03%	5,000	5,000
May 2018	1.38%	2,000	2,000
March 2019	3.56%	5,000	5,000
March 2019	3.51%	5,000	5,000
May 2019	1.69%	2,000	2,000
May 2020	2.01%	2,000	2,000
March 2021	3.71%	5,000	5,000
March 2021	3.74%	5,000	5,000
March 2021	3.80%	5,000	5,000
March 2021	3.87%	5,000	5,000
		$91,000	$80,000

Each of the fixed rate advances is subject to early termination options. The FHLBA reserves the right to terminate each agreement at an earlier date.

NOTE 10 - UNUSED LINES OF CREDIT

At December 31, 2015, the Bank had unused lines of credit to purchase federal funds totaling approximately $27.6 million from unrelated banks. These lines of credit are available on a one to fifteen day basis for general corporate purposes of the Bank. The lenders have reserved the right to withdraw the lines at their option. The Company may also borrow from the FHLBA based on a predetermined formula. Borrowings on this line totaled $91.0 million at December 31, 2015. Additional funds of approximately $27.7 million were available on the line. Advances are subject to approval by the FHLBA and may require the Company to pledge additional collateral. The Company has pledged approximately $166.8 million in loans as qualifying collateral for these borrowings. Also at December 31, 2015, the Company had an unused line of credit totaling approximately $27.1 million with the Federal Reserve Bank of Richmond to borrow funds from its discount window. The Company had pledged loans totaling approximately $43.4 million as collateral for these borrowings.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The Company’s investment in the common securities of the Capital Trust totaled $310,000 at December 31, 2015 and December 31, 2014, and is included in “Available for Sale Securities” on its consolidated balance sheets. The preferred securities of the Capital Trust, totaling $10.0 million, qualify as Tier 1 capital under Federal Reserve Board guidelines, subject to limitations.

The Capital Securities issued by the Capital Trust accrue and pay distributions quarterly at a rate per annum equal to the three-month LIBOR, which was 0.60 percent at December 31, 2015, plus 150 basis points. The distribution rate payable on the Capital Securities is cumulative and payable quarterly in arrears. The Company has the right, subject to events of default, to defer payments of interest on the Capital Securities for a period not to exceed 20 consecutive quarterly periods, provided that no extension period may extend beyond the maturity date of September 30, 2035. The Company’s payment of interest on the Capital Securities is subject to the Company’s compliance with Federal Reserve Board guidelines regarding the payment of dividends.

In accordance with the debenture terms noted above the Company deferred its quarterly dividend payment on these securities beginning with the December 2011 payment. Amounts so deferred compounded quarterly according to the same variable rate terms noted above. During this period of deferral the Company capitalized the dividend payments due, adding them to the principal outstanding for accrual purposes. The Company reinstated quarterly dividend payments beginning with the March 30, 2014 payment, when it also paid in full all interest arrearage in accordance with the requirements of the debenture terms. Accrued interest on these debentures totaled $1,200 and $1,000 at December 31, 2015 and December 31, 2014, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s financial position.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 13 - INCOME TAXES

Income tax expense (benefit) was as follows:

(Dollars in thousands)	2015	2014
Current expense
Federal	$470	$57
State	222	173
Deferred expense (benefit)
Federal	1,867	1,899
State	(40)	(57)
Change in valuation allowance	26	38
Total	$2,545	$2,110

Income tax expense is allocated as follows:

(Dollars in thousands)	2015	2014

Continuing operations	$2,307	$1,604
Other comprehensive gain	238	506
Total	$2,545	$2,110

The income tax effect of cumulative temporary differences for deferred tax assets at December 31, 2015 and 2014 is as follows:

(Dollars in thousands)	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,630	$1,904
Allowance for impairment of other real estate owned	39	41
Net operating loss (NOL) carryforward	196	1,895
Unrealized loss on investment securities	402	640
Deferred revenue	31	107
Deferred compensation	792	697
Depreciation	249	162
Other	786	523
Total deferred tax assets	4,125	5,969

Deferred tax liabilities:
Prepaid expenses	73	90
Total deferred tax liabilities	73	90

Net deferred tax asset	4,052	5,879

Valuation allowance	(269)	(243)
Total net deferred tax asset	$3,783	$5,636

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13 - INCOME TAXES (Continued)

As of December 31, 2015, the Company maintained a full valuation allowance of $269,000 on its holding company state income tax items. Included in these items was a net operating loss carryforward totaling $165,000. Throughout the Company’s history, the holding company has consistently produced operating losses on a standalone basis, and the realizability of any of its deferred tax items continues to remain in doubt.

The Company has deferred tax assets totaling $31,000 relating to realizable Federal income tax net operating loss carryforwards of $91,000. These carryforwards expire in 2033. The Company believes it will generate sufficient profits to utilize its carryforwards prior to these expiration dates.

The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income (loss) before income taxes for the years ended December 31, as follows:

(Dollars in thousands)	2015		2014
	Amount	%	Amount	%
Tax expense at statutory rate	$2,165	34%	$1,816	34%
Increase (decrease) in taxes resulting from:
State tax (net of federal benefit)	120	2	77	1
Officers’ life insurance	(85)	(1)	(287)	(5)
Municipal interest	(47)	(1)	(49)	(1)
Merger expenses	97	2	-	-
Other tax preference items	31	0	9	0
Valuation allowance change	26	0	38	1
Tax expense	$2,307	36%	$1,604	30%

The Company is no longer subject to examination by taxing authorities for years before 2012. The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14 - RELATED PARTY TRANSACTIONS

Directors, executive officers and their affiliates are customers of and have banking transactions with the Bank in the ordinary course of business. A summary of loan transactions with directors and executive officers, including their affiliates, is as follows:

(Dollars in thousands)	December 31,
	2015	2014
Balance, beginning of year	$1,586	$1,680
New loans	-	-
Repayments	(80)	(94)

Balance, end of year	$1,506	$1,586

Deposits by directors and executive officers, including their affiliates, at December 31, 2015 and 2014 totaled $968,000 and $806,000, respectively.

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

(Dollars in thousands)	December 31,
	2015	2014
Commitments to extend credit	$26,566	$27,753
Standby letters of credit	441	62

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) Plan for the benefit of all eligible employees. Upon ongoing approval of the Board of Directors, the Company matches 100 percent of employee contributions up to the first three percent of compensation, plus 50 percent of employee contributions on the next two percent of compensation, subject to certain adjustments and limitations. The Company may also make an elective three percent contribution to the Plan accounts of all eligible employees. Contributions made to the Plan in 2015 and 2014 amounted to $153,000 and $127,000, respectively.

The Company entered into a Supplemental Executive Retirement Plan (SERP) during 2008 with its Chief Executive Officer. The Company accrued deferred compensation expense of $253,000 and $231,000 in 2015 and 2014, respectively, in relation to this plan. The accrued liability for the SERP at December 31, 2015 and 2014 totaled $2,123,000 and $1,870,000, respectively.

The Company has entered into Endorsement Split Dollar Agreements with two of its executive officers relating to split dollar life insurance policies covering each of them. The Company is the sole owner of these life insurance policies and is required to maintain the policies in full force and effect and pay any premiums due on the policies. The agreements provide that if the executive’s death occurs before the earlier of the date of his termination of employment with the Company or the date that is six months after the executive attains age 70, the executive’s beneficiary will be entitled to the net death proceeds under the policies. The executive’s interest in the policies will be extinguished at the earlier of the date of his termination of employment or six months after the date on which he attains age 70, and the Company will be entitled to any remaining proceeds of the policies, provided a change in control has not occurred. In the event of a change in control prior to the termination of the executive’s employment, the Company is required to transfer to the executive ownership of the policy. The agreements also provide that the Company may not amend or terminate the executive’s interest in the policies unless the policies are replaced with comparable ones, including a new split dollar agreement. The agreements also provide for a claims and review procedure in the event persons have not received benefits under the agreement to which they believe they are entitled. If they had died on December 31, 2015, the death benefits payable to the executives’ beneficiaries upon the executive’s death would have totaled $2,741,000.

During 2014, the Company terminated an existing Endorsement Split Dollar Agreement with another of its executive officers. The terms of the split dollar agreement terminated were identical to those described above. In exchange for a payment of $271,000, which represented half of the policy’s cash surrender value, the Company sold ownership of the policy to the executive and relinquished all claims to future death benefits. The Company also agreed to make an annual payment of $120,000 to the executive, which he will use to timely pay the annual premium on the policy until the earliest of the executive’s separation from service, his death, or a change in control. If the annual premium for the policy is reduced for any reason, the annual payment to the executive will be reduced by the same amount. The death benefits associated with this policy total $7,500,000. Immediately prior to execution of the termination agreement, the death benefits payable to the executive’s beneficiaries would have totaled $6,780,000.

NOTE 17 - EMPLOYEE STOCK PURCHASE PLAN

From 2000 until 2015, the Company maintained successive five-year Employee Stock Purchase Plans for the benefit of officers and employees which allowed officers and employees to have the Company make payroll withholdings for the purpose of buying Company stock. The most recent plan expired in 2015 and was not replaced with a new plan. The purchase price under the plans was 85 percent of the closing quoted market price of the first or last business day of the quarter, whichever was less. Shares were purchased immediately following the last business date of the quarter. During 2015 and 2014, the Company issued 7,177 and 14,512 shares of common stock, respectively, under the 2010 plan. Proceeds from stock issuances during 2015 and 2014 totaled $51,000 and $99,000, respectively.

NOTE 18 - DIVIDENDS

There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Bank’s ability to pay dividends to the Company is restricted by the laws and regulations of the State of South Carolina. Generally, these restrictions require the Bank to obtain the prior written consent of the South Carolina Commissioner of Banking to pay dividends. The Merger Agreement between the Company and BNC also restricts the Company’s ability to pay dividends.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19 - REGULATORY MATTERS

The Company’s total shareholders’ equity increased by approximately $4.5 million during 2015, primarily due to net income of $4,062,000 and other comprehensive income of $422,000. The Company’s Tier 1 capital to average assets ratio was 12.77 percent as of December 31, 2015 compared to 11.98 percent as of December 31, 2014.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 150%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. Tier 1 Capital includes Common Equity Tier 1 and Additional Tier 1, which consists of additions for certain items to Common Equity Tier 1. None of these additions apply to the Company or the Bank; therefore, for both entities Common Equity Tier 1 capital equals Tier 1 capital. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are illustrated in the chart below. The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank.

As of December 31, 2015, the most recent notification of the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

As of December 31, 2015, and December 31, 2014, the Company and the Bank exceeded each of the applicable capital requirements shown in the following table.

	Capital Ratios
December 31, 2015			Minimum Basel III Phase In			Minimum Basel III Fully Phased In			Well Capitalized
	Actual		Requirement			Requirement			Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$58,788	16.75%	$28,077	8.00%		$36,841	10.50%		$35,097	10.00%
Tier 1 capital (to risk-weighted assets)	54,390	15.50%	21,058	6.00%		29,832	8.50%		28,077	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	54,390	15.50%	15,793	4.50%		24,568	7.00%		22,813	6.50%
Tier 1 capital (to average assets)	54,390	11.36%	19,150	4.00%		19,150	4.00%		23,938	5.00%

The Company
Total capital (to risk-weighted assets)	$67,364	18.84%	$28,602	8.00	% (1)	$37,540	10.50	% (1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	62,866	17.58%	21,451	6.00	% (1)	30,389	8.50	% (1)	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	62,866	17.58%	16,088	4.50	% (1)	25,026	7.00	% (1)	N/A	N/A
Tier 1 capital (to average assets)	62,866	12.77%	19,695	4.00	% (1)	19,695	4.00	% (1)	N/A	N/A

(1) Minimum requirements for bank holding companies with greater than $1 billion in consolidated total assets (the Company is not currently subject to these requirements).

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19 - REGULATORY MATTERS (continued)

	Capital Ratios
December 31, 2014			Minimum Basel III Phase In			Minimum Basel III Fully Phased In			Well Capitalized
	Actual		Requirement			Requirement			Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio		Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$51,750	15.49%	$26,733	8.00%		$35,088	10.50%		$33,417	10.00%
Tier 1 capital (to risk-weighted assets)	47,536	14.23%	20,050	6.00%		28,404	8.50%		26,733	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	47,536	14.23%	15,038	4.50%		23,392	7.00%		21,721	6.50%
Tier 1 capital (to average assets)	47,536	10.61%	17,921	4.00%		17,921	4.00%		22,402	5.00%

The Company
Total capital (to risk-weighted assets)	$59,168	17.43%	$27,152	8.00	% (1)	$35,638	10.50	% (1)	N/A	N/A
Tier 1 capital (to risk-weighted assets)	54,907	16.18%	20,364	6.00	% (1)	28,850	8.50	% (1)	N/A	N/A
Common equity Tier 1 capital (to risk-weighted assets)	54,907	16.18%	15,273	4.50	% (1)	23,758	7.00	% (1)	N/A	N/A
Tier 1 capital (to average assets)	54,907	11.98%	18,331	4.00	% (1)	18,331	4.00	% (1)	N/A	N/A

(1) Minimum requirements for bank holding companies with greater than $500 million in consolidated total assets (the Company was not subject to these requirements)

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

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of December 31, 2015 and December 31, 2014.

 Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers problem loans with principal balances of $250,000 or greater individually for impairment. The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At December 31, 2015, all impaired loans deemed collateral dependent were evaluated based on the fair value of the collateral less estimated costs to sell. Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values equal to or exceeding their recorded investments. Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of an impaired loan is based on an observable market price of the loan the Company records the impaired loan as nonrecurring Level 2. When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated costs to sell the Company records the impaired loan as nonrecurring Level 3.

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

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets measured at fair value on a recurring basis are as follows as of December 31, 2015 and December 31, 2014

(Dollars in thousands):

	December 31, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$21,318	$-	$21,318
Municipals	-	3,682	-	3,682
Other	-	4,203	2,832	7,035

Total assets at fair value	$-	$29,203	$2,832	$32,035

	December 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$24,938	$-	$24,938
Municipals	-	4,184	-	4,184
Other	-	4,139	2,008	6,147

Total assets at fair value	$-	$33,261	$2,008	$35,269

Investments in collateralized debt obligations and trust preferred securities comprise the Company’s Level 3 assets as shown above. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

The following table reconciles the changes in recurring Level 3 financial instruments for the twelve months ended December 31, 2015 and 2014 (Dollars in thousands):

	December 31,	December 31,
	2015	2014

Beginning of year balance	$2,008	$1,836
Discount accretion	10	10
Unrealized gain	814	162

Ending balance	$2,832	$2,008

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about Level 3 fair value measurements at December 31, 2015 (Dollars in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates

Collateralized Debt Obligations	$2,332	Discounted cash flows	Discount rate	Approximately		8%
			Weighted default probability for deferring issuers	Approximately		26%
			Recovery rate on deferring issuers		10%	-	15%
			Default probability for current issuers		1.00%	-	7.50%
Trust Preferred Security	$500	Discounted cash flows	Discount rate	Approximately		4%

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

In addition to the collateralized debt obligations included in the table above, the Company owns a trust preferred security backed by a single issuer for which meaningful pricing data is not readily available. The security’s book value of $500,000 is assumed to equal its fair value. The discount rate shown for the security in the table above approximates the security’s yield rate at December 31, 2015.

There were no changes in unrealized gains and losses recorded in earnings for either of the years ended December 31, 2015 or December 31, 2014.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets measured at fair value on a nonrecurring basis are as follows as of December 31, 2015 and December 31, 2014 (Dollars in thousands):

	December 31, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$1,398	$1,398
Commercial Real Estate	-	-	324	324
Other Real Estate Owned
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$1,776	$1,776

	December 31, 2014
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$2,124	$2,124
Commercial Real Estate	-	-	1,105	1,105
Other Real Estate Owned
1 – 4 Family Residential	-	-	334	334
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$3,617	$3,617

Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $1,643,000 with a valuation allowance of $41,000 at December 31, 2015, with no additional provision for loan losses for the year ended December 31, 2015. Impaired loans that are measured for impairment using the fair value of the collateral had a recorded investment of $3,065,000 with a valuation allowance of $63,000 at December 31, 2014, resulting in an additional provision for loan losses of $40,000 for the year ended December 31, 2014. These additional provisions were all assigned to 1 – 4 Family Residential loans.

Other real estate owned measured at fair value less costs to sell had a net carrying amount of $50,000, which is made up of the outstanding balance of $165,000, net of a valuation allowance of $115,000, at December 31, 2015. This valuation allowance did not include any impairment made during the year ended December 31, 2015. Other real estate owned measured at fair value less costs to sell had a net carrying amount of $361,000, which is made up of the outstanding balance of $482,000, net of a valuation allowance of $121,000, at December 31, 2014. This valuation allowance included $6,000 of impairment made during the year ended December 31, 2014. All of this impairment related to 1-4 Family Residential real estate.

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014:

	Valuation Techniques	Unobservable Inputs	Range
Impaired Loans

Residential 1-4 Family Homes	Sales comparison approach	Bank Owned Discount	10%	-	20%
Commercial Real Estate	Sales comparison approach	Bank Owned Discount	10%	-	20%
	Income approach	Capitalization Rate	8%	-	12%

Other Real Estate Owned

Commercial Real Estate	Sales comparison approach	Bank Owned Discount	10%	-	20%
	Income approach	Capitalization Rate	8%	-	12%
Residential 1-4 Family Homes	Sales comparison approach	Bank Owned Discount	10%	-	205
Residential 1-4 Family Home Lots
Commercial Lots

The estimated fair values of the Company’s financial instruments are as follows (Dollars in thousands):

	Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$40,944	$40,944	$-	$-	$40,944
Available for sale investment securities	32,035	-	29,203	2,832	32,035
Federal Home Loan Bank Stock	4,291	N/A	N/A	N/A	N/A
Loans held for sale	1,711	-	1,711	-	1,711
Loans, net	384,502	-	-	384,755	384,755
Accrued interest receivable	1,149	-	95	1,054	1,149

Financial liabilities
Deposits	339,457	235,860	103,652	-	339,512
Short term borrowings	6,760	-	6,760	-	6,760
Advances from Federal Home Loan Bank	91,000	-	94,004	-	94,004
Junior subordinated debentures	10,310	-	-	6,301	6,301
Accrued interest payable	324	-	323	1	324

	Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$33,572	$33,572	$-	$-	$33,572
Available for sale investment securities	35,269	-	33,261	2,008	35,269
Federal Home Loan Bank Stock	4,000	N/A	N/A	N/A	N/A
Loans, net	358,546	-	-	355,310	355,310
Accrued interest receivable	1,169	-	97	1,072	1,169

Financial liabilities
Deposits	331,034	210,391	120,950	-	331,341
Short term borrowings	3,802	-	3,802	-	3,802
Advances from Federal Home Loan Bank	80,000	-	83,488	-	83,488
Junior subordinated debentures	10,310	-	-	5,018	5,018
Accrued interest payable	777	-	776	1	777

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

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of Southcoast Financial Corporation (parent company only):

CONDENSED BALANCE SHEETS

(Dollars in thousands)	December 31,
	2015	2014
ASSETS
Cash	$3,719	$4,593
Investments available for sale	192	102
Investment in subsidiaries	54,418	49,129
Property and equipment, net	3,863	3,877
Receivables from subsidiaries	802	-
Other real estate owned, net	184	184
Deferred tax asset, net	1,095	1,630
Other assets	70	70

Total assets	$64,343	$59,585

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$2,193	$1,970
Junior subordinated debentures	10,310	10,310
Shareholders’ equity	51,840	47,305

Total liabilities and shareholders’ equity	$64,343	$59,585

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)	For the years ended December 31,
	2015	2014
Income
Dividends from subsidiaries	$-	$3,000
Interest and dividends	4	2
Expenses	(1,166)	(499)
Income (loss) before income taxes	(1,162)	2,503
Income tax benefit	(299)	(383)
Income (loss) before equity in undistributed net income of subsidiaries	(863)	2,886
Equity in undistributed net income of subsidiaries	4,925	851
Net income	$4,062	$3,737

SOUTHCOAST FINANCIAL CORPORATION AND SUBSIDIARIES

 Notes to Consolidated Financial Statements

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION – (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	For the years ended December 31,
	2015	2014
Operating Activities
Net income	$4,062	$3,737
Adjustments to reconcile net income to net cash used by operating activities
Equity in undistributed net income of subsidiaries	(4,925)	(851)
Depreciation	14	14
(Increase) decrease in deferred taxes	503	(293)
(Increase) decrease in other assets	(802)	767
Increase (decrease) in other liabilities	223	(183)

Net cash provided (used) by operating activities	(925)	3,191

Investing activities
Purchase of property and equipment	-	-
Purchase of Other real estate owned from banking subsidiary	-	(184)
Capital contribution to banking subsidiary	-	(232)
Net cash used by investing activities	-	(416)

Financing activities
Net proceeds from issuance of stock	51	99
Net cash provided by financing activities	51	99

Net change in cash	(874)	2,874

Cash, beginning of year	4,593	1,719

Cash, end of year	$3,719	$4,593

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

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

Management has assessed the effectiveness of Southcoast Financial Corporation’s internal control over financial reporting as of December 31, 2015. In making our assessment, management has utilized the framework published in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control-Integrated Framework.” Based on our assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Date: March 24, 2016

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

No information was required to be disclosed in a Form 8-K during the fourth quarter of 2016 that was not so disclosed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is information about our current directors. Each director is also a director of our wholly owned subsidiary, Southcoast Community Bank (our “Bank”).

Name	Age	Business Experience During the Past Five Years	Director Since

Directors whose terms of office continue until the Annual Meeting of Shareholders in 2018:

Tommy B. Baker	70	Owner- Baker Motors of Charleston (automobile dealership).	2005

William A. Coates	66

Attorney and shareholder, Roe, Cassidy, Coates & Price, P.A., Greenville, South Carolina (attorneys) since January 1, 2002; attorney and shareholder, Love, Thornton, Arnold & Thomson, P.A., Greenville, South Carolina (attorneys) 1980-2001; Vice Chairman of our Company and our Bank.

			1998*

Stephen F. Hutchinson	69	President, The Hutchinson Company, Inc. (real estate).	2005

Directors whose terms of office will continue until the Annual Meeting of Shareholders in 2016:

L. Wayne Pearson	68	Chairman, Chief Executive Officer, and President of our Company and our Bank since June, 1998.	1998*

Robert M. Scott	72

Treasurer, Secretary and Executive Vice President of our Company and our Bank since November, 2011; Chief Financial Officer of our Company and our Bank from June, 1998 until May, 2006; Secretary of our Company and our Bank since June, 1998.

			1998*

Director whose term of office will continue until the Annual Meeting of Shareholders in 2017:

James P. Smith, CLU, ChFC	61	President and Chief Executive Officer, Atlantic Coast Advisory Group (insurance sales) since 2004; Member of MUSC Children’s Hospital Fund Raising Advisory Board, 2008.	1998*

*Includes membership on the Board of Directors of our Bank prior to organization of our Company as a holding company for our Bank in 1999.

None of the directorS nor any of the principal executive officers are related by blood, marriage or adoption in the degree of first cousin or closer.

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

Mr. Pearson was an organizer of our Company and our Bank, and has served as the president and Chief Executive Officer and Chairman of the Board of Directors of our Company and our Bank since that time. He has over 40 years’ experience in banking and has significant banking contacts throughout the state of South Carolina.

Mr. Scott was also an organizer of our Company and our Bank, and has served as a director of each since that time. He also served as the Chief Financial Officer of the Company and the Bank from the Company’s organization through May 2006. In November 2011, he rejoined the Company and the Bank as Treasurer and Executive Vice-President. He has over 40 years’ experience in banking and has significant contacts within the industry.

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

Mr. Smith was also an organizer of our Company and our Bank, and has served as a director of each since that time. He has over 30 years’ experience in the financial services industry, most recently as the President and Chief Executive Officer of Atlantic Coast Advisory Group, an insurance brokerage firm. He uses his in depth knowledge of financial risk management tools to provide guidance to us on matters involving risk and risk management.

Mr. Hutchinson has served as a member of our Board of Directors since 2005, and is also a member of our Bank’s Board of Directors. Prior to his election to our Board of Directors, he served on the advisory board of our Summerville region. He has over 30 years’ experience in the real estate development industry in the greater Charleston area. He provides the Board with insights into the real estate market in the area, which we use in developing our long range strategy, as well as in understanding individual loans requiring board approval.

Mr. Baker has served as a member of our Board of Directors since 2005, and is also a member of our Bank’s Board of Directors. He has over 30 years’ experience in the automobile dealership industry. In that time he has developed extensive knowledge of financing, as well as the skills required to develop and implement a successful long range business and marketing strategy for an organization. As a member of our Board, he translates this knowledge and skill set to the financial services industry in providing guidance to the Board on long range strategy and short term implementation of that strategy.

Executive Officers

Our executive officers are L. Wayne Pearson, Robert A. Daniel, Jr., Robert M. Scott, William B. Seabrook, William R. Billings, and William C. Heslop. Messrs. Pearson and Scott are directors and information about their ages and business experience is set forth above. Information about Messrs. Daniel, Seabrook, Billings, and Heslop is set forth below.

Name	Age	Business Experience During Past Five Years

Robert A. Daniel, Jr.	65	Executive Vice President of our Company and our Bank since 2005; Chief Lending Officer of our Bank since 1998; Senior Vice President of our Bank from 1999 to 2005.

William B. Seabrook	59

Executive Vice President of our Company and our Bank since 2005, and Chief Operating Officer of our Company since May, 2009; Head of Retail Banking for our Bank since 2004; Senior Vice President of our Bank from 2004 to 2005; correspondent banker with FTN Financial, a division of First Tennessee Bank from 1997 to 2004.

William R. Billings	56

Executive Vice President of our Bank since May 2010, and Senior Credit Officer of our Bank since November 2006; Senior Vice President of our Bank from November 2006 until May 2010; Senior Vice President of Wachovia Wealth Management from 2001-2006; Senior Vice President and Consumer Bank Director of Wachovia from 1998-2001; Certified Financial Planner since 2006.

William C. Heslop	40	Senior Vice President and Chief Financial Officer of our Company and our Bank since May, 2006; certified public accountant with Elliott Davis, LLC from January, 2003 to April, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

As required by Section 16(a) of the Securities Exchange Act of 1934, our directors, executive officers and certain individuals are required to report periodically their ownership of our common stock and any changes in ownership to the Securities and Exchange Commission. Based on a review of Section 16(a) reports available to us and any representations made to us, our directors and executive officers timely filed all required reports for 2015.

Code of Ethics

The Company has adopted a code of ethics (as defined by 17 C.F.R. 229.406) that applies to its principal executive officer and principal financial/accounting officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to William C. Heslop, Senior Vice President, Southcoast Financial Corporation, 534 Johnnie Dodds Boulevard, Mt. Pleasant, South Carolina 29464.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee, all of whom are independent under the NASDAQ rules are William A. Coates, Tommy B. Baker and Stephen F. Hutchinson.

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

Components of 2015 Executive Compensation

Minimum base salaries and certain additional benefits are set forth in employment agreements with our named executive officers. During 2015, executive compensation consisted primarily of base salary, bonuses and retirement benefits. In 2015, the Compensation Committee awarded five percent salary increases to each of our named executive officers, with the exception of Mr. Pearson, who did not receive an increase, and to certain other executive officers. In 2015, the Committee also awarded bonuses to Messrs. Pearson, Scott and Seabrook and certain other executive officers based on their commitments of substantial additional time and effort in successfully negotiating the proposed merger transaction between us and BNC Bancorp, and in overseeing and participating in the extensive due diligence activities relating to the transaction, in addition to discharging their regular duties. Additionally in 2015, the Committee approved transfer to Mr. Pearson of title to the Bank-owned vehicle assigned for his use, which had an estimated market value at the time of transfer of $40,000. We have not awarded executive officers any short or long-term incentive compensation or equity awards since 2008, and did not make any such awards in 2015.We also provide various additional benefits to executive officers, including health, life and disability insurance plans, split dollar insurance, employment and change of control arrangements, and perquisites. A more detailed discussion of each of these components of executive compensation, the reasons for awarding such types of compensation, the considerations in setting the amounts of each component of compensation, the amounts actually awarded for the periods indicated, and various other related matters is set forth in the sections and tables that follow.

Factors Considered in Setting Compensation

In setting compensation the Compensation Committee considers each executive’s knowledge, skills, scope of authority and responsibilities, job performance and tenure with us as an executive officer, as well as our perception of the fairness of the compensation paid to each executive in relation to what we pay our other executive officers, and the business and financial performance of our Company. The Committee also considers recommendations from our Chief Executive Officer in setting his compensation and compensation for the other executive officers.

Although the Compensation Committee considers competitive market compensation paid by other financial institutions in South Carolina and the southeast derived from proxy statements and publicly available compilations prepared by regional investment banking firms, the Committee does not attempt to maintain a target percentile within a peer group.

We review our compensation program and levels of compensation paid to all of our executive officers annually and may make adjustments based on the foregoing factors as well as other subjective factors.

Timing of Executive Compensation Decisions

Annual salary reviews and adjustments and bonus are routinely made in January of each year at the first regularly scheduled Compensation Committee and Board meetings. Compensation determinations may also be made at other times during the year, especially in the case of newly hired executives or promotions of existing employees that could not be deferred until the next scheduled meeting. Board and Committee meetings are generally scheduled well in advance of the meeting dates, and these scheduling decisions are made without regard to anticipated earnings or other major announcements. We do, however, routinely release earnings after our regular Board meetings.

Base Salaries and Bonuses

The Compensation Committee believes it is appropriate to set base salaries at a reasonable level that will provide executive officers with a predictable income base on which to structure their personal budgets. The employment agreements with each of the named executive officers and our other executive officers set minimum thresholds for base salaries, but the Compensation Committee may set annual base salaries in excess of those minimum thresholds. In setting base salaries, the Committee considers the scope of our executive officers’ responsibilities, their performance, and the period over which they have performed such responsibilities, as well as the overall condition of our Company, its level of success in recent years and its goals and budget for the current year. The Committee then makes a subjective determination of the salary level for each executive officer. Salaries are reviewed annually, but are not adjusted automatically. For the past several years, including 2015, the Committee considered generally the matters discussed below in setting salaries for each individual executive officer.

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

In setting salaries for our other named executive officers, the Committee has taken into consideration the recommendations of our Chief Executive Officer and the following contributions. For Mr. Scott, the Committee has considered his long-term experience as our previous Chief Financial Officer and as a banker in general, and his extensive knowledge of our business and the business of banking generally, as well as the fact that he agreed to come out of retirement to help us work through the difficult economic environment of the past several years. For Mr. Seabrook, our Chief Operating Officer, the Committee has considered the role he has played in growth of our branches in loans, deposits and profitability, his responsibilities in connection with personnel decisions, and his role as a loan officer.

As noted above, In 2015, the Compensation Committee awarded five percent salary increases to each of our named executive officers, with the exception of Mr. Pearson, who did not receive an increase, and to certain other executive officers.

The Compensation Committee sets bonuses, if any, for executive officers taking into account our overall success, increase in market share, performance relative to budget and the individual executive’s performance and contribution to our success. As noted above, in 2015, the Committee awarded bonuses to each of Southcoast’s named executive officers based on their commitments of substantial additional time and effort in successfully negotiating the proposed merger transaction between us and BNC Corporation, and in overseeing and participating in the extensive due diligence activities relating to the transaction, in addition to discharging their regular duties.

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

All of the foregoing benefits awarded to our executives in 2015 were set at levels believed to be competitive with other community financial institutions in South Carolina.

Employment Agreements, Split Dollar Life Insurance, and Salary Continuation Agreement

We have entered into employment agreements with Messrs. Pearson, Scott and Seabrook. These agreements are described under “ -- Employment Agreements and Potential Payments upon Termination of Employment or Change of Control.” As discussed in that section, the employment agreements provide, among other things, for payments to Messrs. Pearson, Scott and Seabrook upon termination of their employment other than for cause or upon a change of control of our Company. The events set forth as triggering events for the payments were selected because they are events similar to those provided for in many employment agreements for executive officers of financial institutions throughout South Carolina. It has become increasingly common in South Carolina for community financial institutions to provide for such payments under such conditions. We believe these arrangements are an important factor in attracting and retaining our named executive officers by assuring them financial and employment status protections in the event we terminate their employment for our own business purposes without cause, or control of our Company changes. We believe such assurances of financial and employment protections help free executives from personal concerns over their futures, and, thereby, can help to align their interests more closely with those of shareholders, particularly in negotiating transactions that could result in a change of control.

We have also entered into agreements relating to split dollar life insurance with Mr. Seabrook, and with our non-employee directors, Messrs. Coates, Hutchinson, and Smith. Although we had also previously entered into split dollar agreements with Messrs. Scott and Baker, their agreements have terminated as a result of their attaining age 70. The agreement with Mr. Seabrook is described under “ -- Split Dollar Life Insurance/Endorsement Split Dollar Agreement.” Also discussed in that section is the termination of a split dollar life insurance agreement that we had previously entered into with Mr. Pearson. The agreements with our non-employee directors are described under “—Director Split Dollar Agreements.” These agreements provide benefits to us and to the executives’ and directors’ beneficiaries upon their deaths. We believe this type of agreement is an important factor in retaining our executive officers and directors because they are required to be employed by us, or serving on our Board, at death or disability or a change in control, or remain employed by us, or serving on our Board, until retirement, for their beneficiaries to receive benefits under the policies without having to make payments for such benefits.

Additionally, in 2008 we entered into a salary continuation agreement with our Chief Executive Officer, Mr. Pearson. This agreement is described under “- Salary Continuation Agreement.” We believe that this salary continuation agreement is important to provide our Chief Executive Officer with a level of retirement security appropriate to the level of benefits he has regularly conferred on the Company and the Bank since the organization of the Bank in 1998 and is expected to continue to confer in the future.

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

Financial Restatement

The Board of Directors does not have a policy with respect to adjusting retroactively any cash or equity based incentive compensation paid to our executive officers where payment was conditioned on achievement of certain financial results that were subsequently restated or otherwise adjusted in a manner that would reduce the size of an award or payment, or with respect to recovery of any amount determined to have been inappropriately received by an individual executive. The Board will be required to adopt such a policy after the Nasdaq adopts the related listing standards in accordance with regulations that are required to be adopted by the Securities and Exchange Commission (“SEC”) pursuant to the Dodd-Frank Act. Although the SEC has proposed such regulations, final regulations and Nasdaq listing standards have not yet been adopted. Until the Board adopts such a formal policy, if such a restatement were ever to occur, the Board would expect to address recovery of any such compensation paid to executive officers on a case-by-case basis in light of all of the relevant circumstances.

Non-binding Shareholder Advisory Votes on Executive Compensation and Frequency of Votes on Executive Compensation

Pursuant to the requirements of Section 14A of the Securities Exchange Act of 1934 and related SEC regulations, at our 2015 annual meeting of shareholders, we submitted to our shareholders a non-binding advisory vote on approval of executive compensation.  Of the total shares voted, 91% voted in favor of the proposal. However, the results of the advisory vote did not affect the Compensation Committee’s decisions relating to executive compensation decisions and policies.

Also pursuant to the requirements of Section 14A of the Securities Exchange Act of 1934 and related SEC regulations, at our 2015 annual meeting of shareholders, we submitted to our shareholders a non-binding advisory vote on whether to hold the non-binding advisory vote on executive compensation every year, every two years, or every three years. The Committee and the Board took into consideration that, of the shares voting on the non-binding advisory vote on frequency of the vote on executive compensation, more shares voted in favor of a one year frequency than on either of the other frequency alternatives. In light of this vote, the Board has set the current frequency of the non-binding advisory vote on executive compensation at every year, to remain in effect until the next non-binding advisory vote on frequency of the vote on executive compensation.  Therefore, at the 2015 Annual Meeting, shareholders were again given the opportunity to vote on a non-binding advisory resolution relating to executive compensation. If the merger with BNC Bancorp is not completed, the next non-binding advisory vote on executive compensation will be at the 2016 annual meeting, and the next vote on a non-binding advisory proposal relating to the frequency of the vote on executive compensation will be at the 2019 annual meeting.

Summary of 2015 Named Executive Officer Compensation

The following table sets forth for the years ended December 31, 2015 and 2014 information about compensation awarded to, earned by or paid to our Chief Executive Officer and our two next most highly compensated executive officers. Further information about each component of compensation is included in the discussion on the foregoing pages.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation (1) ($)	Total ($)
L. Wayne Pearson	2015	$395,000	$60,950	$482,495	$938,445
President and Chief Executive Officer	2014	395,000	$39,500	798,825	1,233,325

Robert M. Scott	2015	252,000	39,500	88,579	380,079

Executive Vice President, Secretary and Treasurer	2014	240,000	24,000	51,975	315,975

William B. Seabrook	2015	273,000	42,650	56,745	372,395
Executive Vice President and Chief Operating Officer	2014	260,000	26,000	55,736	341,736

(1)

Includes our 2015 contributions to the Bank’s 401(k) Plan on behalf of the named persons, premiums for medical and dental insurance, disability insurance and life insurance, split dollar life insurance, amount accrued for the salary continuation agreement, holding company and bank directors’ fees, and automobile allowances in the amounts shown below for each person. Does not include club dues, which we do not consider to be perquisites or personal benefits because we deem them to be directly and integrally related to performance of our executives’ duties.

	401(k)	Medical and Dental	Disability	Life and Split Dollar Insurance		Salary Continuation Agreement(b)	Directors’ Fees	Automobile Allowance and Transfer(c)

Mr. Pearson	$10,600	$8,732	$247	$122,278	(a)	$252,583	$34,375	$53,680
Mr. Scott	-	$339	$247	$53,618		-	$34,375	-
Mr. Seabrook	$10,600	$4,061	$247	$35,817		-	-	$6,000

(a) Includes amount paid to Mr. Pearson pursuant to the Split Dollar Life Insurance Termination Agreement entered into in August 2014 for him to use to timely pay the annual premium on the life insurance policy transferred to him pursuant to such agreement. See “—Endorsement Split Dollar Insurance Agreements.”

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

(c) For Mr. Pearson, in addition to automobile allowance, includes transfer of title to the Bank-owned vehicle previously assigned for his use, which had an estimated market value at the time of transfer of $40,000.

Employment Agreements and Potential Payments upon Termination of Employment or Change of Control

We are currently party to employment agreements with Messrs. Pearson, Seabrook and Scott. The employment agreements are for terms of one year, with automatic one year extensions at each annual anniversary date in the case of Messrs. Scott and Seabrook, and three years, with automatic one day extensions at the end of each day in the case of Mr. Pearson, unless the employee is terminated or either party gives written notice that the term will not be extended. The employment agreements provide for minimum annual base salaries of $333,505, $225,000 and $231,525 for Messrs. Pearson, Scott and Seabrook, respectively. In addition to salary, the employment agreements provide for each officer to participate in any retirement or other employee benefit plans applicable to all employees or to executive officers, and to receive life, health and disability insurance benefits, other unspecified benefits provided under plans applicable to senior management officers and appropriate to their positions, and, in the case of Messrs. Pearson and Scott, salary continuation if termination occurs because of disability. The employment agreement with Mr. Scott also provides that, if there has been a change of control of the Company or the Bank and, within 24 months thereafter, he is terminated involuntarily and without cause or resigns because his position has been materially diminished or he is required to relocate out of South Carolina without his prior consent, he will receive a lump sum payment equal to three times his: (i) annual salary, plus the average of any bonus and other non-equity compensation paid for the three years immediately preceding the date of termination, and (ii) benefits such as life, health, dental and disability insurance, and pre-tax retirement plan employer contributions. Such payments may not, however, exceed the amount which we may deduct for federal income tax purposes. Mr. Pearson’s employment agreement also provides that, if there has been a change of control of us or the Bank and, within 24 months thereafter, Mr. Pearson’s base compensation or his position has been materially diminished or he is required to relocate out of Mt. Pleasant, South Carolina without his prior consent or if we or the Bank materially breach the agreement in any way, he may terminate the employment agreement and receive a lump sum payment equal to three times his annual salary, as well as benefits for a period of three years after termination. Mr. Pearson would also be entitled to a lump sum payment equal to three times his annual salary, as well as benefits for a period of three years after termination, if he is terminated by us without cause within 24 months after a change in control. In contrast to the employment contracts of our other executives, the contract with Mr. Pearson does not require that his change-in-control benefits be reduced to avoid application of Internal Revenue Code section 280G and section 4999 excess parachute payment excise taxes and loss of employer deductibility. As amended in the fourth quarter of 2015, Mr. Seabrook’s employment agreement provides that when a change in control occurs, he is entitled to a lump-sum payment equal to three times the sum of salary and average bonus. The benefit is not contingent upon employment termination after a change in control, but if employment termination occurs, Mr. Seabrook would also potentially be entitled for the remaining contract term to continued life, health, dental, and disability insurance benefits and employer pre-tax retirement plan contributions.

The employment agreements with Messrs. Pearson and Scott provide that we will provide each of them with disability insurance in an amount equal at all times to at least one-half of his annual base salary. If the executive officer’s employment terminates because of disability, the agreements provide that we will pay him his full salary then in effect and continue all benefits then in effect for a period of one year from the date of termination.

We may terminate an officer under the terms of the employment agreements for cause, which for Messrs. Scott and Seabrook includes, among other grounds for termination: his breach of any material provision of the employment agreement; his engaging in misconduct (criminal, immoral or otherwise) that is materially injurious to us or the Bank; his failure to substantially perform his duties under the employment agreement after a demand for substantial performance is given to him; his failure to comply with provisions of law and regulations that is materially injurious to the Bank; his conviction of a felony or any crime of moral turpitude; his commission in the course of his employment of an act of fraud, embezzlement, theft or dishonesty, or any other illegal act or practice, which would constitute a crime, (whether or not resulting in criminal prosecution or conviction), or any act or practice that results in his becoming ineligible for coverage under the Bank’s banker’s blanket bond; or his being removed from office or prohibited from being affiliated with the Bank by the Federal Deposit Insurance Corporation. Under Mr. Pearson’s employment agreement, cause includes, among other grounds for termination: his breach of any material provision of the employment agreement; his engaging in willful misconduct, criminal, immoral or otherwise, that is materially injurious to us or the Bank; his failure to comply with the clear provisions of law and regulations applicable to us or the Bank that is materially injurious to us or the Bank; his conviction of a felony; his commission in the course of his employment of an act of fraud, embezzlement, theft or proven dishonesty, or any other illegal act or practice, which would constitute a felony, (whether or not resulting in criminal prosecution or conviction), or any act or practice that results in his becoming ineligible for coverage under the Bank’s banker’s blanket bond; or his being removed from office or prohibited from being affiliated with the Bank by the FDIC. Mr. Pearson may be terminated with cause solely by board action, if at least two-thirds of the board, excluding Mr. Pearson, votes in favor of termination.

We may also terminate the officer other than for cause in our discretion or that of the Bank, but if we do so we must pay him the full annual compensation and other benefits provided for in the employment agreement over the remaining term of the employment agreement, in the case of Mr. Pearson, or for one year, in the case of Messrs. Scott and Seabrook.

If we terminate an officer other than for cause or if an officer resigns for good reason after a change of control, his outstanding stock options and stock appreciation rights, and any and all rights under performance stock award plans, restricted stock plans and any other stock option, or incentive stock plans shall become immediately and fully exercisable for a period of 60 days following the last payment required by the agreement to be made by us or the Bank to the officer, except that no such option or right shall be exercisable after the termination date of such option or right. The executives currently have no unvested equity awards.

The employment agreements do not require the executive officers to seek other employment in mitigation of the amounts payable or arrangements made under any provision of the employment agreements. Nevertheless, if an executive officer obtains any such other employment, our and the Bank’s obligations to make the payments and provide the benefits required to be paid and provided under the employment agreements would be reduced by an amount equal to the payments or benefits received from such other employment, and the executive officer would be required to promptly notify us or the Bank of his employment and receipts therefrom. This mitigation provision would not apply to Mr. Pearson if he terminated his employment for “good reason” following a change of control.

The employment agreements require the officers to maintain the confidentiality of information obtained from us and the Bank during employment with us and the Bank and for so long thereafter as we, in our sole opinion, deem that it remains proprietary and confidential, and prohibit each officer from competing with us or the Bank or soliciting our customers for a period of twelve months after termination of employment by the officer for other than “good reason” or for the period during which payments are being made to him pursuant to the employment agreement, whichever is longer.

The foregoing description is a summary of the terms of the employment agreements with Messrs. Pearson, Scott and Seabrook, and is qualified in its entirety by reference to the actual text of these agreements, which are filed with the SEC. The foregoing summary does not create any legal or equitable rights in any person.

Split Dollar Life Insurance/Endorsement Split Dollar Agreements

We are currently party to a December 29, 2008 split dollar agreement relating to split dollar life insurance with Mr. Seabrook. We are the sole owner of this life insurance policy and are required to maintain the policy in full force and effect and pay any premiums due on the policies. The split dollar agreement provides that, if Mr. Seabrook’s death occurs before the earlier of the date of his termination of employment with us or the date that is six months after Mr. Seabrook attains age 70, Mr. Seabrook’s beneficiary will be entitled to the net death proceeds under the life insurance policy. Mr. Seabrook’s interest in the life insurance policy will be extinguished at the earlier of the date of his termination of employment or six months after the date on which he attains age 70, and we will be entitled to any remaining proceeds of the life insurance policy, provided a change in control has not occurred. In the event of a change in control prior to the termination of Mr. Seabrook’s employment, we are required to transfer to him ownership of the life insurance policy.

In 2008, we had also entered into a split dollar agreement with Mr. Pearson with the same terms as those set forth above for Mr. Seabrook. However, on August 11, 2014, we entered into a split dollar termination agreement with Mr. Pearson, which provided for: (i) termination of the split dollar agreement, and (ii) our transfer to Mr. Pearson of the rights to the related life insurance policy and the proceeds therefrom. In consideration of transfer of the life insurance policy to Mr. Pearson, Mr. Pearson paid us $271,385. The split dollar termination agreement further provides that, as long as the life insurance policy is in effect and outstanding, we will make an annual payment to Mr. Pearson of $120,000.00, which he will use to timely pay the annual premium for such life insurance policy. If the annual premium for the life insurance policy is reduced for any reason, the annual payment to Mr. Pearson will be reduced by the same amount. The annual payments to Mr. Pearson will terminate upon the earliest to happen of: (i) his separation from service with us, as defined in the split dollar agreement; (ii) a change in control; or (iii) Mr. Pearson’s death. We had also entered into a split dollar agreement with Mr. Scott, but his agreement has terminated as a result of his reaching age 70.

The foregoing description is a summary of the terms of the Endorsement Split Dollar Agreement with Mr. Seabrook and the Termination Agreement with Mr. Pearson, and is qualified in its entirety by reference to the actual text of these agreements, which are filed with the Securities and Exchange Commission. The foregoing summary does not create any legal or equitable rights in any person.

Salary Continuation Agreement

In 2008, the Bank entered into a salary continuation agreement with Mr. Pearson that provides payments in connection with retirement. This agreement was amended in March 2009 to change the normal retirement date from age 65 to age 70.5. Under the terms of the salary continuation agreement, Mr. Pearson will receive an annual retirement benefit of $287,730 beginning at age 70.5, if Mr. Pearson is still employed with the Bank at such time. The benefit will be paid in monthly installments for fifteen years beginning the month after Mr. Pearson attains age 70.5. If Mr. Pearson’s employment with the Bank terminates prior to his reaching age 70.5, other than as a result of a termination by the Bank for cause as defined in the salary continuation agreement, Mr. Pearson will receive the following applicable benefit amount under the salary continuation agreement, with monthly payments beginning on the later of the seventh month after his termination or the month after he attains age 70.5: $246,153 if the termination is in 2015; $262,393 if the termination is in 2016; and $278,671 if the termination is in 2017. If a change in control occurs while Mr. Pearson is employed by us, he will be entitled to the $287,730 annual retirement benefit at age 70.5 regardless of when termination occurs. The salary continuation agreement also provides a death benefit to Mr. Pearson’s beneficiary equal to the liability accrual balance existing at the time of his death in lieu of any unpaid benefits under the salary continuation agreement. The death benefit is payable in a lump sum. No benefits are payable under the salary continuation agreement if Mr. Pearson is terminated for cause, or if he makes any material misstatement of fact on any application or resume provided to us or the Bank or on any application for benefits provided by the Bank, or if he is removed from office or barred from affiliation with the Bank by the FDIC, or if the Bank is in default or in danger of default (as defined in the Federal Deposit Insurance Act).

Our obligations under the salary continuation agreement are unfunded and unsecured.

The foregoing is a summary of the salary continuation agreement and is qualified in its entirety by reference to the actual text of the salary continuation agreement, which is filed with the SEC. The foregoing summary does not create any legal or equitable rights in any person.

2015 Grants of Plan-Based Awards

We did not grant any stock options or other equity-based awards in 2015, and we do not currently have any equity or non-equity incentive plans under which awards were granted in 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

None of our executive officers held any stock options at the end of 2015. We have not granted any other types of equity-based awards.

2015 Option Exercises and Stock Vested

No stock options were exercised by our executive officers during 2015. No stock or other equity-based awards vested in 2015.

Director Compensation

Set forth in the table below is information about compensation we paid to our outside directors for their service to the Company and the Bank in 2015. We pay our directors an annual retainer of $15,000 plus an additional $2,500 for each meeting of the Board of Directors attended. We do not pay additional fees for attendance at committee meetings. All of our directors are also directors of our Bank. The Bank pays its directors $625 for each monthly meeting of the Bank’s board of directors attended. Information about directors’ fees and other compensation paid to Messrs. Pearson and Scott is set forth in the Summary Compensation table.

2015 Director Compensation

Name	Fees Earned Or Paid in Cash ($)	All other Compensation ($)	Total ($)
Tommy B. Baker	$33,750	-	$33,750
William A. Coates	$34,375	-	$34,375
Stephen F. Hutchinson	$34,375	-	$34,375
James P. Smith	$34,375	-	$34,375

Director Endorsement Split Dollar Agreements

We are currently a party to Endorsement Split Dollar Agreements with Messrs. Coates, Hutchinson and Smith. We are the sole owner of these life insurance policies and are required to maintain the policies in full force and effect and pay any premiums due on the policies. The agreements provide that if the director’s death occurs (a) before the earlier of the date of his separation from service with us or the date on which the director attains age 70, or (b) after a change in control that occurs before the director’s separation from service with us, the director’s beneficiary will be entitled to the lesser of $250,000 or the total death proceeds under the policies. The director’s interest in the policies will be extinguished at the earlier of the date of his separation from service or the date on which he attains age 70, and we will be entitled to any remaining proceeds of the policies. In the event of a change in control prior to the director’s separation from service, the director’s beneficiary will be entitled to the director’s interest in the policy at his death. If they had died, or a change of control had occurred, on December 31, 2015, the benefits payable to each director’s beneficiary upon the director’s death would have been $250,000. We had also entered into a split dollar agreement with Mr. Baker, but the agreement terminated as a result of his attaining age 70.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table shows information as of December 31, 2015, about persons known to us to be the beneficial owners of more than 5% of our common shares. This information was obtained from Schedules 13G filed with the Securities and Exchange Commission by the entities named below, and we have not independently verified it.

Title of Class	Name and Address of Beneficial Owner	Number of Shares		Percent of Class
No Par Value Common	Context BH Capital Management, LP 401 City Avenue, Suite 815 Bala Cynwyd, Pennsylvania 19004	624,504	(1)	8.8

	RMB Capital Holdings, LLC RMB Capital Management, LLC Iron Road Capital Partners, LLC RMB Mendon Managers, LLC 115 LaSalle Street 34th Foor Chicago, Illinois 60603	500,474	(2)	7.05

________________

(1)	In its most recently filed Schedule 13G, Context BH Capital Management, LP reported sole voting power and dispositive power with respect to all 624,504 shares.
(2)

In their most recently jointly filed Schedule 13G, RMB Capital Holdings, LLC and RMB Capital Management, LLC reported shared voting and dispositive power with respect to all 500,474 shares; Iron Road Capital Partners, LLC reported shared voting and dispositive power with respect to 48,191 shares; and RMB Mendon Managers, LLC reported shared voting and dispositive power with respect to 452,283 shares.

SECURITY OWNERSHIP OF OUR MANAGEMENT

The table below shows at February 29, 2016, the number and percentage of shares of our common stock owned by each of our directors, director nominees and each of our executive officers.

Name	Amount and Nature Of Beneficial Ownership	% of Class

Tommy B. Baker	164,838	2.32%
William A. Coates	134,483	1.90%
Stephen F. Hutchinson	33,913	*
L. Wayne Pearson (1)	307,219	4.32%
Robert M. Scott	135,933	1.92%
James P. Smith (2)	119,815	1.69%
Robert A. Daniel, Jr.	77,182	1.09%
William C. Heslop	20,472	*
William B. Seabrook	78,325	1.10%
William R. Billings	84,940	1.20%

All Directors and executive officers as a group (10 persons)	1,157,120	16.29%

*Less than one percent.

Except as noted, to the knowledge of our management, all shares are owned directly with sole voting power.

(1)	Includes 51,803 shares owned by Mr. Pearson’s wife, as to which he disclaims beneficial ownership.
(2)	Of the total shares reported, 33,715 are pledged as collateral.

Equity Compensation Plan Information

As of December 31, 2015 the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company were authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our Bank, in the ordinary course of its business, makes loans to and has other transactions with our directors, officers, principal shareholders, and their associates. Loans, if made, are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features. Our Bank expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2015 was $1,506,063. None of such loans are classified as nonaccrual, past due, restructured or problem loans. During 2015, there were not any new loans and repayments totaled $80,148.

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

Fees Paid to Independent Auditors

For the year ended December 31, 2015, Crowe Horvath LLP served as our independent registered public accounting firm, and the Audit Committee has appointed Crowe Horvath LLP to continue to serve as our independent registered public accounting firm for the year ended December 31, 2016. Set forth below is information about fees billed by Crowe Horvath LLP for audit services rendered in connection with the consolidated financial statements and reports for the years ended December 31, 2015 and 2014, and for other services rendered on our behalf during 2015 and 2014, as well as all out-of- pocket expenses incurred in connection with these services, which have been billed to us.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees	$133,000	$127,000
Audit Related Fees	12,108	12,471
Tax Fees	19,984	15,225
All Other Fees	19,845	7,325
Total	$184,937	$162,021

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

All Other Fees. All other fees in 2015 and 2014 relate to accounting fees and financial reporting issues that are outside the scope of our regular audit fees.

In making its decision to appoint Crowe Horvath LLP, as our independent auditors for the fiscal year ending December 31, 2015, our Audit Committee considered whether services other than audit and audit-related services provided by that firm are compatible with maintaining the firm’s independence.

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

General pre-approval of certain audit, audit-related and tax services is granted by the Audit Committee at the first quarter Committee meeting. The Committee subsequently reviews fees paid. Specific pre-approval is required for all other services. During 2015, all audit and permitted non-audit services were pre-approved by the Committee.

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

Southcoast Financial Corporation

March 24, 2016	By:	/s/L. Wayne Pearson
L. Wayne Pearson
Chairman and Chief Executive Officer

	By	/s/William C. Heslop
William C. Heslop
Senior Vice President and Chief Financial Officer
(Principal Financial and Principal
Accounting Officer)

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Tommy B. Baker
Tommy B. Baker	Director	March 24, 2016

/s/William A. Coates
William A. Coates	Director	March 24, 2016

/s/Stephen F. Hutchinson
Stephen F. Hutchinson	Director	March 24, 2016

/s/L. Wayne Pearson
L. Wayne Pearson	Chairman, Chief Executive Officer, Director	March 24, 2016

/s/Robert M. Scott
Robert M. Scott	Director	March 24, 2016

/s/James P. Smith
James P. Smith	Director	March 24, 2016

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (incorporated by reference to exhibits to Form 10-SB filed April 30, 1999)
3.2	Bylaws of Registrant, as amended September 13, 2007 (incorporated by reference to exhibit to Form 8-K filed September 14, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000)
10.1

Form of Amended and Restated Employment Agreements, dated as of December 29, 2008, between the Company and each of Robert A. Daniel, Jr., William C. Heslop and William B. Seabrook (incorporated by reference to exhibits to Form 8-K, filed January 5, 2009)

10.2

Form of Endorsement Split Dollar Agreement, dated as of December 29, 2008, between Southcoast Community Bank and each of Robert A. Daniel, Jr., William B. Seabrook, and William C. Heslop (incorporated by reference to exhibits to Form 8-K, filed January 5, 2009)

10.3

Junior Subordinated Indenture between Registrant and Wilmington Trust Company dated as of August 5, 2005 (incorporated by reference to exhibits to Form S-1 (Registration Statement No. 333-128247), filed August 12, 2005)

10.4

Guarantee Agreement between Registrant and Wilmington Trust Company, dated as of August 5, 2005 (incorporated by reference to exhibits to Form S-1 (Registration Statement No. 333-128247), filed August 12, 2005)

10.5

Placement Agreement among Registrant, Southcoast Capital Trust III and Credit Suisse First Boston LLC dated as of August 5, 2005 (incorporated by reference to exhibits to Form S-1 (Registration Statement No. 333-128247), filed August 12, 2005)

10.6

Form of Endorsement Split Dollar Agreements between the Company and each of William A. Coates, Stephen F. Hutchinson and James P. Smith, dated December 13, 2007 (incorporated by reference to exhibit to Form 8-K filed December 19, 2007)

10.7

Form of Letter Agreement, dated November 3, 2015, amending Endorsement Split Dollar Agreements, dated December 13, 2007, between the Company and each of William A. Coates, Stephen F. Hutchinson and James P. Smith (incorporated by reference to exhibit to Form 8-K filed November 5, 2015)

10.8

Amended and Restated Employment Agreement, dated as of August 14, 2008, among Southcoast Financial Corporation, Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed August 20, 2008)

10.9

Amendment, dated August 14, 2015, to Amended and Restated Employment Agreement, dated as of August 14, 2008, among Southcoast Financial Corporation, Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibit to Form 8-K filed November 5, 2015)

10.10	Amended Salary Continuation Agreement between Southcoast Community Bank and L. Wayne Pearson (incorporated by reference to exhibits to Form 8-K filed April 3, 2009)
10.11	Split Dollar Termination Agreement, dated as of August 11, 2014, between Southcoast Financial Corporation and L. Wayne Pearson (incorporated by reference to Form 8-K filed August 14, 2014)
10.12

Employment Agreement, dated as of February 9, 2015, between Southcoast Financial Corporation and Robert M. Scott (incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2014)

10.13

Amendment, dated November 3, 2015, to Amended and Restated Employment Agreement, dated as of December 29, 2008, between the Company and William B. Seabrook (incorporated by reference to exhibit to Form 8-K filed November 5, 2015)

21	Subsidiaries of Registrant (incorporated by reference to exhibits to Form 10-K for the year ended December 31, 2007)
23	Consent of Crowe Horwath LLC
31.1	13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2	13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32	Section 1350 Certifications
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (vi) Notes to Consolidated Financial Statements.