Form 10-Q
period 2016-03-31
SOUTHCOAST FINANCIAL CORP
filed 2016-05-12
CIK 1083689

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

7,103,751 shares of common stock, no par value, as of April 30, 2016

SOUTHCOAST FINANCIAL CORPORATION

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Balance Sheets

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

(Dollars in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$24,400	$40,944
Federal funds sold	2,196	-
Total cash and cash equivalents	26,596	40,944

Investment securities
Available for sale	31,514	32,035
Federal Home Loan Bank Stock, at cost	3,508	4,291

Loans held for sale	197	1,711

Loans, net of allowance of $4,421 and $4,794	377,456	384,502

Premises and equipment, net	19,653	19,277
Other real estate owned, net	327	327
Company owned life insurance	13,382	13,303
Deferred tax asset, net	3,713	3,783
Other assets	2,685	2,637

Total assets	$479,031	$502,810

Liabilities
Deposits
Noninterest-bearing	$61,942	$55,755
Interest-bearing	276,366	283,702

Total deposits	338,308	339,457

Federal funds purchased	-	5,396
Securities sold under agreements to repurchase	1,367	1,364
Federal Home Loan Bank Borrowings	72,000	91,000
Junior subordinated debentures	10,310	10,310
Other liabilities	3,891	3,443

Total liabilities	425,876	450,970

Shareholders’ Equity
Common stock (no par value; 20,000,000 shares authorized;7,103,751 shares issued and outstanding)	54,694	54,694
Accumulated deficit	(928)	(2,138)
Accumulated other comprehensive loss	(611)	(716)

Total shareholders’ equity	53,155	51,840

Total liabilities and shareholders’ equity	$479,031	$502,810

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Interest income
Loans, including fees	$4,473	$4,604
Investment securities	277	252
Cash and federal funds sold	21	8

Total interest income	4,771	4,864

Interest expense
Deposits and borrowings	854	849

Net interest income	3,917	4,015
Provision (credit) for loan losses	(500)	(900)

Net interest income after provision (credit) for loan losses	4,417	4,915

Noninterest income
Service fees on deposit accounts	379	388
Gain on sale of mortgage loans held for sale	66	20
Company owned life insurance earnings	79	78
Gain on sale of premises and equipment	56	750
Other	43	45
Total noninterest income	623	1,281

Noninterest expenses
Salaries and employment benefits	1,766	1,830
Occupancy	266	277
Furniture and equipment	443	424
Software	10	13
Insurance	112	132
Professional fees	193	202
Telephone, postage, and supplies	76	87
Gain on sale of other real estate owned	(9)	(25)
Other real estate owned impairment provision, and other expenses, net of rental income	6	4
Other operating expenses	295	196

Total noninterest expenses	3,158	3,140

Income before income taxes	1,882	3,056
Income tax expense	672	1,078

Net income	$1,210	$1,978

Basic net income per common share	$.17	$.28

Diluted net income per common share	$.17	$.28

Weighted average shares outstanding
Basic	7,103,751	7,099,979
Diluted	7,103,751	7,099,979

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income	$1,210	$1,978

Other comprehensive income :
Unrealized gains on available for sale securities	163	801
Tax effect	(58)	(288)
Total other comprehensive income	105	513

Comprehensive income	$1,315	$2,491

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Changes in Shareholders' Equity

For the three months ended March 31, 2016 and 2015

(Unaudited)

(Dollars in thousands)				Accumulated Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Loss	Total

Balance, January 1, 2015	7,096,574	$54,643	$(6,200)	$(1,138)	$47,305

Net income for the period			1,978		1,978

Other comprehensive income, net of tax				513	513

Comprehensive income					2,491

Employee stock purchase plan	3,405	24	.-	-	24

Balance, March 31, 2015	7,099,979	$54,667	$(4,222)	$(625)	$49,820

Balance, January 1, 2016	7,103,751	$54,694	$(2,138)	$(716)	$51,840

Net income for the period			1,210		1,210

Other comprehensive income, net of tax				105	105

Comprehensive income	-	-	-	-	1,315

Balance, March 31, 2016	7,103,751	$54,694	$(928)	$(611)	$53,155

See Notes to Condensed Consolidated Financial Statements

SOUTHCOAST FINANCIAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)	For the Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$1,210	$1,978
Adjustments to reconcile net income to net cash provided by operating activities
Decrease in deferred income taxes	12	921
Provision (credit) for loan losses	(500)	(900)
Depreciation and amortization	187	201
Discount accretion and premium amortization	29	34
Gain on sale of other real estate owned	(9)	(25)
Change in deferred gain on sale of other real estate owned	-	24
Originations of loans held for sale	(2,895)	(915)
Proceeds from sales of loans held for sale	4,475	935
Gain on sale of mortgage loans held for sale	(66)	(20)
Gain on sale of premises and equipment	(56)	(750)
Company owned life insurance earnings	(79)	(78)
Decrease (increase) in other assets	(48)	61
Increase (decrease) in other liabilities	448	(1,077)
Net cash provided by operating activities	2,708	389

Investing activities
Calls, maturities, and paydowns of investment securities available-for-sale	655	749
Purchases of Federal Home Loan Bank stock	(1,299)	(534)
Sales of Federal Home Loan Bank stock	2,082	965
Net decrease (increase) in loans	7,546	(3,309)
Purchases of premises and equipment	(1,533)	(37)
Proceeds from sales of premises and equipment	1,026	1,294
Proceeds from sales of other real estate owned	9	312
Net cash used by investing activities	8,486	(560)

Financing activities
Net increase (decrease) in deposits	(1,149)	23,498
Decrease in federal funds purchased	(5,396)	(3,065)
Increase (decrease) in securities sold under agreements to repurchase	3	(387)
Proceeds from Federal Home Loan Bank Borrowings	30,000	17,000
Paydowns of Federal Home Loan Bank Borrowings	(49,000)	(23,000)
Net proceeds from issuances of stock	-	24
Net cash provided (used) by financing activities	(25,542)	14,070

Increase (decrease) in cash and cash equivalents	(14,348)	13,899
Cash and cash equivalents, beginning of period	40,944	33,572
Cash and cash equivalents, end of period	$26,596	$47,471

Cash paid for:
Interest	$819	$1,174
Income Taxes	$-	$62
Supplemental noncash investing and financing activities:
Change in unrealized losses on available-for-sale securities	$(163)	$(801)

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

On August 14, 2015, the Company entered into a definitive agreement with BNC Bancorp ("BNC") the holding company for Bank of North Carolina, pursuant to which BNC will acquire all of the common stock of the Company in a stock transaction valued at approximately $95.5 million, based on the closing price of BNC common stock on August 13, 2015. Under the terms of the agreement, which has been approved by the Boards of Directors of both companies, the Company's shareholders will receive shares of BNC common stock based upon the volume weighted average price of BNC common stock for a 20-day trading period prior to the closing of the merger ("VWAP"), subject to minimum and maximum exchange ratios as follow: if the VWAP immediately prior to the merger is equal to or greater than $22.00, then each share of the Company’s common stock will be converted into 0.6068 shares of BNC common stock; if the VWAP immediately prior to the merger is less than $22.00 but greater than $19.00, then each share of the Company’s common stock will be converted into $13.35 payable in shares of BNC common stock (with the exchange ratio equal to $13.35 divided by the VWAP); and if the VWAP is equal to or less than $19.00, then each share of the Company’s common stock will be converted into 0.7026 shares of BNC common stock. The transaction, which has received approval of the shareholders of the Company, is subject to regulatory approval, and is expected to close in the second quarter of 2016.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Recently Issued Accounting Standards – (continued)

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

Note 5 – Investment Securities

The amortized cost and fair value of investment securities are as follows:

(Amounts in thousands)	March 31, 2016
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Available for sale
Mortgage backed
Government sponsored enterprises	$20,813	$74	$42	$20,845
Municipal securities	3,434	243	-	3,677
Other	8,222	109	1,339	6,992

Total	$32,469	$426	$1,381	$31,514

	December 31, 2015
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available for sale
Mortgage backed
Government sponsored enterprises	$21,502	$7	$191	$21,318
Municipal securities	3,433	249	-	3,682
Other	8,218	53	1,236	7,035

Total	$33,153	$309	$1,427	$32,035

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

Available for Sale

(Amounts in thousands)	March 31, 2016
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$10,168	$22	$3,465	$20	$13,633	$42
Other	-	-	2,233	1,339	2,233	1,339

Total	$10,168	$22	$5,698	$1,359	$15,866	$1,381

	December 31, 2015
	Less than		Twelve Months
	Twelve Months		or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage backed	$16,896	$191	$-	$-	$16,896	$191
Other	-	-	2,332	1,236	2,332	1,236

Total	$16,896	$191	$2,332	$1,236	$19,228	$1,427

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

Securities classified as available-for-sale are recorded at fair market value. Unrealized losses on securities in a continuous loss position for twelve months or more totaled $1,359,000, or 98% of unrealized losses, and $1,236,000, or 87% of unrealized losses, at March 31, 2016 and December 31, 2015, respectively. The majority of the unrealized losses for both periods related to Other securities, which were comprised of two individual securities. It is more likely than not that the Company will not be required to sell these securities before recovery of their amortized cost.

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

One of the Company’s collateralized debt obligations with an amortized cost of approximately $1,831,000 and fair value of approximately $1,033,000 is receiving contractual interest payments, while the other with an amortized cost of approximately $1,741,000 and fair value of approximately $1,200,000 received an interest payment in March 2016 after an extended period of deferred interest payments. Due to the over-collateralized credit position and uninterrupted payment stream of the first security, no other-than-temporary impairment was recognized on this security. During the period of deferred interest payments on the second security, payment-in-kind interest was added to the par value of the security in lieu of cash interest payments. The Company did not accrue interest during the deferral period, and will continue to postpone accrual of interest until a sustained pattern of payments has been reestablished and the credit profile of the security has improved substantially. Presently, interest income on this security is recognized as payments are received. The Company recognized interest income on this security totaling approximately $42,000 for the three months ended March 31, 2016.

Payment-in-kind interest was triggered on the second security due to deferrals of interest payments by individual issuers within the pool of issuers. Individual issuers are allowed to defer their interest payments for a period of up to five years. The security is divided into several tranches, with the A tranche securities being the most senior in terms of payment priority and Income Notes being the least senior. The Company owns notes in the C tranche of the security. Each tranche must pass an overcollateralization test in order for note holders in subordinate tranches to receive their contractual interest payments. The overcollateralization test is based on total performing collateral in the pool divided by total outstanding debt within the tranche. The senior most pool failing its overcollateralization test will receive principal paydowns on its outstanding notes in addition to contractual interest payments in order to cure its failure. These additional payments will be diverted from note holders in subordinate tranches who will instead receive payment-in-kind interest. At March 31, 2016, there was $234,128,000 of performing collateral in the pool. The table below summarizes balance and overcollateralization data for the individual tranches at March 31, 2016.

(Amounts in thousands)

Tranche	Current Balance	Required Overcollateralization %	Current Overcollateralization %
A	$167,114	128.00%	140.77%
B	37,587	115.00%	114.92%
C	48,675	106.20%	92.84%
D	28,837	100.30%	83.36%
Income Notes	18,000	N/A	N/A

As shown above, tranches B and below currently fail their overcollateralization test. However, on the March 2016 payment date, there were sufficient collections to cure the Class B overcollateralization test and pay full current interest and a small amount of previously deferred interest to tranche C. According to the structured payment terms as described in the offering circular for this security, interest payments are diverted from subordinated tranches to pay down total principal balances in the senior most tranche failing its overcollateralization test. If and when these payments reduce the principal balance in the senior most failing tranche by enough to pass its overcollateralization requirement, the next most senior tranche securities will begin to receive contractual interest payments, and additional payments will be diverted from subordinate tranches in order to meet its overcollateralization requirement. This payment structure, known as a waterfall, is designed to continue until all tranches meet their overcollateralization requirement. However, this outcome is dependent on the level of future interest deferrals and defaults by individual issuers. Any shortfalls to contractual principal and interest payments due will be borne in reverse order of payment priority, with the most subordinate tranche having the largest loss and the senior most tranche having the smallest loss. As a note holder in the C tranche of this structure, the Company’s principal and interest claims are subordinate to the principal and interest claims of note holders in the A and B tranches. More specifically, the Company and other C note holders would lose 100% of their principal and interest before note holders in the B tranche lost their first dollar, and B note holders would lose 100% of their investment before A note holders experienced any loss.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Investment Securities – (continued)

The Company engaged a firm specializing in security valuations to evaluate the security receiving payment-in-kind interest for other-than- temporary impairment (“OTTI”). This firm uses the OTTI evaluation model to compare the present value of expected cash flows to the previous estimate to measure whether there are any adverse changes in cash flows during the quarter. The OTTI model considers the structure and term of the trust preferred security and the financial condition of the underlying issuers. Specifically, the model details interest rates, principal balances of note classes and issuers, the timing and amount of interest and principal payments of the underlying issuers, and the allocation of the payments to the note classes. The allocation of payments to the note classes follows the payment priority hierarchy for the individual tranches. The OTTI evaluation prepared as of March 31, 2016 predicts the Company will continue to receive its contractual principal and interest payments for the foreseeable future. These projections are based on assumptions developed from current financial data for the underlying issuers and may change based on future financial data which could alter the assumptions.

The current estimate of expected cash flows is based on the most recent trustee reports and any other relevant information including announcements of interest payment deferrals or defaults of the underlying issuers. The OTTI evaluation model assumes no recoveries on defaults. The result of the firm’s analysis indicated approximately $176,000 of credit loss as of March 31, 2011, which was recognized as an other-than-temporary loss in the first quarter of 2011 and reported in noninterest income. No credit losses had been recognized on these securities prior to 2011, and there have been no changes to credit losses recognized in earnings for any subsequent periods. Total other-than-temporary impairment in accumulated other comprehensive income was $346,000 for the security (Security B in the table below) at March 31, 2016.

The following table provides certain relevant details on each of our collateralized debt obligations as of March 31, 2016, including the book value, fair value, and unrealized losses on the securities, as well as certain information about the overall pools and the current status of their underlying issuers. “Excess Subordination” is a measure of the excess performing collateral in the pool beyond the total level of debt outstanding in the pool with an equal or greater level of preference in the payment structure. It is expressed in the tables below as a percentage of performing collateral. It represents the percentage reduction in performing collateral that would precede an inability of the security to make contractually required payments to the Company.

March 31, 2016
(Amounts in thousands)
	Security A	Security B

Book Value	$1,831	$1,741
Fair Value	$1,033	$1,200
Unrealized Loss	$798	$541
Number of underlying financial institution issuers	45	38
Number of deferrals and defaults	7	11
Additional expected deferrals/ defaults*	N/A	0/1
Excess Subordination as a percentage of performing collateral^	33.36%	N/A

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

The amortized costs and fair values of investment securities available for sale at March 31, 2016 by contractual maturity are shown in the following table. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$499	$511
Due after one but within five years	440	454
Due after five but within ten years	2,252	2,443
Due after ten years	4,315	3,002
Mortgage backed	20,813	20,845
Equity securities with no maturity	4,150	4,259

Total investment securities available-for-sale	$32,469	$31,514

Investment securities with an aggregate amortized cost of $19,404,000 and estimated fair value of $19,525,000 at March 31, 2016, were pledged to secure public deposits and for other purposes, as required or permitted by law.

Investment securities with an aggregate amortized cost of $2,051,000 and estimated fair value of $2,047,000 at March 31, 2016, were pledged to secure securities sold under agreements to repurchase.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Loans

The composition of loans by major loan category is presented below:

(Dollars in thousands)	March 31,	December 31,
	2016	2015
Real estate secured loans:
Residential 1-4 Family	$238,378	$241,111
Multifamily	3,802	4,747
Commercial	83,898	85,501
Construction and land development	32,820	34,311

Total real estate secured loans	358,898	365,670
Commercial and industrial	19,868	20,666
Consumer	2,792	2,623
Other	319	337

Total gross loans	381,877	389,296
Allowance for loan losses	(4,421)	(4,794)

	$377,456	$384,502

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of our credit risk profile by loan categories as of March 31, 2016 and December 31, 2015 (including nonaccrual loans).

(Dollars in thousands)

Credit Risk Profile by Creditworthiness Category

As of March 31, 2016 and December 31, 2015

	Real Estate Secured
	Residential 1-4 Family		Multi Family		Commercial		Construction and Land Development
	2016	2015	2016	2015	2016	2015	2016	2015
Grade
1	$-	$-	$-	$-	$-	$-	$-	$-
2	-	-	-	-	-	-	-	-
3	130,585	130,016	1,329	1,352	20,285	19,079	12,121	14,566
4	56,549	57,945	1,125	1,050	27,301	27,536	11,810	11,561
5	44,048	45,911	1,019	2,014	27,258	30,072	8,213	7,489
6	1,651	1,495	329	331	4,031	4,080	55	57
7	5,356	5,555	-	-	5,023	4,734	621	638
8	189	189	-	-	-	-	-	-
9	-	-	-	-	-	-	-	-

Total	$238,378	$241,111	$3,802	$4,747	$83,898	$85,501	$32,820	$34,311

	Non-Real Estate Secured
	Commercial		Consumer		Other		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Grade
1	$446	$2,352	$377	$448	$-	$-	$823	$2,800
2	-	-	-	-	-	-	-	-
3	1,675	1,783	806	630	88	89	166,889	167,515
4	9,163	8,301	601	420	214	227	106,763	107,040
5	7,704	7,326	924	1,017	17	21	89,183	93,850
6	6	5	-	-	-	-	6,072	5,968
7	874	899	84	108	-	-	11,958	11,934
8	-	-	-	-	-	-	189	189
9	-	-	-	-	-	-	-	-

Total	$19,868	$20,666	$2,792	$2,623	$319	$337	$381,877	$389,296

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following tables provide a summary of past due loans by loan category as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)

Past Due Loans

For the Periods Ended March 31, 2016 and December 31, 2015

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$2,894	$757	$833	$4,484	$233,894	$238,378	$-
Multifamily Residential	-	-	-	-	3,802	3,802	-
Commercial Real Estate	1,530	48	309	1,887	82,011	83,898	-
Construction and Land Development	120	-	-	120	32,700	32,820	-
Non Real Estate Secured
Commercial and Industrial	97	35	123	255	19,613	19,868	-
Consumer and Other	59	253	-	312	2,799	3,111	-

Total	$4,700	$1,093	$1,265	$7,058	$374,819	$381,877	$-

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Recorded Investment > 90 Days and Accruing
Real Estate Secured
1-4 Family Residential	$1,429	$207	$1,055	$2,691	$238,420	$241,111	$218
Multifamily Residential	-	-	-	-	4,747	4,747	-
Commercial Real Estate	2,848	49	302	3,199	82,302	85,501	-
Construction and Land Development	81	-	-	81	34,230	34,311	-
Non Real Estate Secured
Commercial and Industrial	220	170	56	446	20,220	20,666	-
Consumer and Other	70	1	-	71	2,889	2,960	-

Total	$4,648	$427	$1,413	$6,488	$382,808	$389,296	$218

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

The following table provides a summary of nonaccrual loans as of March 31, 2016 and December 31, 2015.

(Dollars in thousands)

	March 31,	December 31,
	2016	2015

1-4 Family Residential	$2,046	$2,178
Multifamily Residential	-	-
Commercial Real Estate	416	412
Construction and Land Development	-	-
Commercial and Industrial	573	551
Consumer and Other	18	8

Total	$3,053	$3,149

At March 31, 2016 and December 31, 2015, nonaccrual loans totaled $3.1 million and $3.1 million, respectively. The gross interest income that would have been recorded under the original terms of nonaccrual loans totaled $123,000 and $81,000 for the three months ended March 31, 2016 and March 31, 2015, respectively. At March 31, 2016 and December 31, 2015, impaired loans (which include nonaccrual loans and troubled debt restructurings (TDRs)) totaled $3.8 million and $3.8 million, respectively. The recorded investment in impaired loans individually evaluated for impairment, which include nonaccrual loans over $250,000 and TDRs, totaled $2.3 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively. At December 31, 2015 loans over ninety days past due and still accruing interest totaled $218,000. There were no such loans at March 31, 2016.

At March 31, 2016 and December 31, 2015, all TDRs, including those on nonaccrual status, totaled $1.5 million and $1.5 million, respectively. The gross interest income that would have been recognized on TDRs according to the original loan terms during the first quarter of 2016 totaled approximately $10,000; actual interest income recognized on these loans according to the restructured terms totaled $9,000. The gross interest income that would have been recognized on TDRs according to the original loan terms during the year ended December 31, 2015 totaled approximately $40,000; actual interest income recognized on these loans according to the restructured terms totaled approximately $37,000. During the quarter ended March 31, 2016, there were no loans that had their original loan terms restructured, and no loans that had previously had their original terms restructured went into nonaccrual. During the same period, no amounts related to TDR’s paid off or were charged off. TDRs did not have a material effect on the allowance for loan losses as of March 31, 2016 or December 31, 2015.

The following tables provide a year to date analysis of activity within the allowance for loan losses.

(Dollars in thousands)	March 31,	March 31,
	2016	2015

Balance, beginning of year	$4,794	$5,602
Provision (credit) for loan losses	(500)	(900)
Net (charge offs) recoveries	127	173

Balance, end of quarter	$4,421	$4,875

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Three Months Ended March 31, 2016
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,303	$-	$-	$95	$1,357	$41	$1,398
Multifamily Residential	27	-	-	(12)	15	-	15
Commercial Real Estate	1,426	-	-	(496)	930	-	930
Construction and Land Development	232	-	127	(133)	226	-	226
Non Real Estate Secured
Commercial and Industrial	429	-	-	(24)	405	-	405
Consumer and Other	15	-	-	51	66	-	66
Other
Other General Reserves	1,050	-	-	(20)	1,030	-	1,030
Unallocated	312	-	-	39	351	-	351
Total	$4,794	$-	$127	$(500)	$4,380	$41	$4,421

	For the Three Months Ended March 31, 2015
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,595	$(35)	$-	$(45)	$1,429	$86	$1,515
Multifamily Residential	61	-	-	(34)	27	-	27
Commercial Real Estate	1,424	-	190	(801)	813	-	813
Construction and Land Development	312	-	17	(117)	212	-	212
Non Real Estate Secured
Commercial and Industrial	496	-	6	201	599	104	703
Consumer and Other	32	(6)	1	(6)	21	-	21
Other
Other General Reserves	1,363	-	-	(88)	1,275	-	1,275
Unallocated	319	-	-	(10)	309	-	309
Total	$5,602	$(41)	$214	$(900)	$4,685	$190	$4,875

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

	For the Year Ended December 31, 2015
	Beginning Balance	Charge Offs	Recoveries	Provisions	Ending Allowance for Loan Losses
(Dollars in thousands)					General Reserves	Specific Reserves	Total
Real Estate Secured
1-4 Family Residential	$1,595	$(73)	$-	$(219)	$1,262	$41	$1,303
Multi Family Residential	61	-	155	(189)	27	-	27
Commercial Real Estate	1,424	-	190	(188)	1,426	-	1,426
Construction and Land Development	312	-	28	(108)	232	-	232
Non Real Estate Secured
Commercial and Industrial	496	(261)	54	140	429	-	429
Consumer and Other	32	(6)	44	(55)	15	-	15
Other
Other General Reserves	1,363	-	-	(313)	1,050	-	1,050
Unallocated	319	-	-	(7)	312	-	312
Total	$5,602	$(340)	$471	$(939)	$4,753	$41	$4,794

Impaired loans with a balance of $250,000 or more are evaluated individually for impairment. All other loans are collectively evaluated for impairment. The following tables provide summaries and totals of loans individually and collectively evaluated for impairment as of March 31, 2016 and December 31, 2015.

Loans Receivable:	As of March 31, 2016
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$1,540	$236,838	$238,378
Multifamily Residential	-	3,802	3,802
Commercial Real Estate	368	83,530	83,898
Construction and Land Development	-	32,820	32,820
Non Real Estate Secured
Commercial and Industrial	383	19,485	19,868
Consumer and Other	-	3,111	3,111
Total	$2,291	$379,586	$381,877

Loans Receivable:	As of December 31, 2015
(Dollars in thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real Estate Secured
1-4 Family Residential	$1,550	$239,561	$241,111
Multifamily Residential	-	4,747	4,747
Commercial Real Estate	362	85,139	85,501
Construction and Land Development	-	34,311	34,311
Non Real Estate Secured
Commercial and Industrial	391	20,275	20,666
Consumer and Other	-	2,960	2,960
Total	$2,303	$386,993	$389,296

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Loans - (Continued)

(Dollars in thousands)

Impaired Loans

For the Three Months ended March 31, 2016

	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Life to Date Charge offs	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded
1-4 Family Residential	$1,404	$1,318	$-	$86	$1,324	$8
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	368	368	-	-	365	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	383	383	-	-	387	-
Consumer and Other	-	-	-	-	-	-

With an allowance recorded
1-4 Family Residential	$222	$222	$41	$-	$222	$-
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	-	-	-	-	-	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	105	-
Consumer and Other	-	-	-	-	-	-

Total
1-4 Family Residential	$1,626	$1,540	$41	$86	$1,546	$8
Multifamily Residential	-	-	-	-	-	-
Commercial Real Estate	368	368	-	-	365	-
Construction and Land Development	-	-	-	-	-	-
Commercial and Industrial	383	383	-	-	492	-
Consumer and Other	-	-	-	-	-	-

Total	$2,377	$2,291	$41	$86	$2,403	$8

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Deferred Taxes

The Company maintains a valuation allowance of $286,000 related to its holding company net operating loss carryforward for state income taxes. Throughout the Company’s history, the holding company has consistently produced operating losses on a stand alone basis, and the realizability of this loss carryforward is considered unlikely. As of March 31, 2016, gross deferred tax assets totaled approximately $4.0 million, while deferred tax assets net of the valuation allowance totaled approximately $3.7 million.

During the three months ended March 31, 2016 and March 31, 2015, the Company recognized $672,000 and $1,078,000, respectively, of income tax expense. Of these amounts, $585,000 and $978,000 were for Federal income taxes. Due to the Company’s net operating loss carryforward, the majority of Federal income tax expense during the three months ended March 31, 2015 directly reduced the Company’s deferred tax asset, while the majority of Federal income tax expense during the three months ended March 31, 2016 were accrued to income taxes payable. The deferred tax asset attributable to the Company’s net operating loss carryforward totaled approximately $196,000 and $1.9 million at December 31, 2015 and December 31, 2014, respectively. Also during the three months ended March 31, 2016 and March 31, 2015, the Company’s gross unrealized securities losses declined by approximately $163,000 and $801,000, respectively, which decreased the deferred tax asset related to unrealized available for sale securities losses by approximately $58,000 and $288,000, respectively.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company categorizes loans subjected to nonrecurring fair value adjustments as Level 2. There were no fair value adjustments to mortgage loans held for sale as of March 31, 2016 and December 31, 2015.

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans are carried at the lesser of their principal balance or their fair value. The Company considers problem loans with principal balances of $250,000 or greater individually for impairment. The fair value of loans individually evaluated for impairment is estimated using one of several methods, including the present value of expected cash flows, market price of the loan, if available, or fair value of the underlying collateral less estimated costs to sell.  At March 31, 2016, all impaired loans deemed collateral dependent were evaluated based on the fair value of the underlying collateral less estimated costs to sell, while those not deemed collateral dependent were evaluated based on the present value of expected cash flows. Those impaired loans not requiring a specific allowance for loan losses allocation represent loans with fair values exceeding their recorded investments. Impaired loans for which a specific allowance is established based on the fair value of collateral require classification in the fair value hierarchy. If the fair value of an impaired loan is based on an observable market price of the loan, the Company records the impaired loan as nonrecurring Level 2. When the fair value of an impaired loan is based on discounted cash flows or the fair value of the underlying collateral less estimated cost to sell, the Company records the impaired loan as nonrecurring Level 3.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a recurring basis are as follows as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$20,845	$-	$20,845
Municipals	-	3,677	-	3,677
Other	-	4,259	2,733	6,992

Total assets at fair value	$-	$28,781	$2,733	$31,514

	December 31, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-sale investment securities
Mortgage backed
Government sponsored enterprises	$-	$21,318	$-	$21,318
Municipals	-	3,682	-	3,682
Other	-	4,203	2,832	7,035

Total assets at fair value	$-	$29,203	$2,832	$32,035

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

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

The Company has no liabilities carried at fair value or measured at fair value on a recurring basis.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table reconciles the changes in recurring Level 3 financial instruments for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	March 31,	March 31,
	2016	2015

Beginning of Year Balance	$2,832	$2,008
Discount Accretion	4	2
Unrealized gain (loss)	(103)	696

Ending Balance	$2,733	$2,706

The following table presents quantitative information about Level 3 fair value measurements at March 31, 2016 (dollars in thousands):

Security Type	Fair Value	Valuation Technique	Unobservable Input	Rates

Collateralized Debt Obligations	$2,233	Discounted cash flows and recent trade	Discount rate	Approximately 7%
			Weighted default probability for deferring issuers	Approximately 21%
			Recovery rate on deferring issuers	10%	-	15%
			Default probability for current issuers	0.33%	-	7.50%
Trust Preferred Security	$500	Discounted cash flows	Discount rate	Approximately 4%

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

In addition to the collateralized debt obligations included in the table above, the Company owns a trust preferred security backed by a single issuer for which meaningful pricing data is not readily available. The security’s book value of $500,000 is assumed to equal its fair value. The discount rate shown for the security in the table above approximates the security’s yield at March 31, 2016.

No changes in unrealized gains and losses for Level 3 asssets were recorded in earnings for either of the three month periods ended March 31, 2016 or March 31, 2015.

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

Assets measured at fair value on a nonrecurring basis are as follows as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$1,387	$1,387
Commercial Real Estate	-	-	332	332
Other Real Estate Owned
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$1,773	$1,773

	December 31, 2015
	Quoted Market Price in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired Loans
1 - 4 Family Residential	$-	$-	$1,398	$1,398
Commercial Real Estate	-	-	324	324
Other Real Estate Owned
Construction and Land Development	-	-	54	54

Total assets at fair value	$-	$-	$1,776	$1,776

Impaired loans measured for impairment using the fair value of the collaeral had a recorded investment of $1,640,000 with a valuation allowance of $41,000 at March 31, 2016, with no additional provision for loan losses for the three months ended March 31, 2016. Impaired loans measured for impairment using the fair value of the collateral had a recorded investment of $1,643,000 with a valuation allowance of $ 41,000 at December 31, 2015, with no additional provision for loan losses for the year ended December 31, 2015.

Impaired loans measured at fair value had a recorded investment of $3,402,000 with a valuation allowance of $161,000 at March 31, 2015, resulting in an additional provision for loan losses of $105,000 for the three months ended March 31, 2015. This additional provision related entirely to a Commercial and Industrial loan for which a full reserve was established.

Other real estate owned measured at fair value less estimated costs to sell had a net carrying amount of $50,000, which was made up of the outstanding balance of $165,000, net of a valuation allowance of $115,000 at March 31, 2016 and December 31, 2015. The valuation allowance at March 31, 2016 and December 31, 2015 did not include any impairment provisions made during either the three months ended March 31, 2016 or during the year ended December 31, 2015.

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

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

SOUTHCOAST FINANCIAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Fair Value Measurements – (continued)

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	Fair Value Measurements at March 31, 2016 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$26,596	$26,596	$-	$-	$26,596
Available for sale investment securities	31,514	-	28,781	2,733	31,514
Federal Home Loan Bank Stock	3,508	N/A	N/A	N/A	N/A
Loans held for sale	197	-	197	-	197
Loans, net	377,456	-	-	380,328	380,328
Accrued interest receivable	1,223	-	81	1,142	1,223

Financial liabilities
Deposits	338,308	242,602	95,803	-	338,405
Short term borrowings	1,367	-	1,367	-	1,367
Advances from Federal Home Loan Bank	72,000	-	75,676	-	75,676
Junior subordinated debentures	10,310	-	-	6,376	6,376
Accrued interest payable	359	2	356	1	359

	Fair Value Measurements at December 31, 2015 Using:
	Carrying
	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$40,944	$40,944	$-	$-	$40,944
Available for sale investment securities	32,035	-	29,203	2,832	32,035
Federal Home Loan Bank Stock	4,291	N/A	N/A	N/A	N/A
Loans held for sale	1,711	-	1,711	-	1,711
Loans, net	384,502	-	-	384,755	384,755
Accrued interest receivable	1,149	-	85	1,064	1,149

Financial liabilities
Deposits	339,457	235,860	103,652	-	339,512
Short term borrowings	6,760	-	6,760	-	6,760
Advances from Federal Home Loan Bank	91,000	-	94,004	-	94,004
Junior subordinated debentures	10,310	-	-	6,301	6,301
Accrued interest payable	324	2	321	1	324

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

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Results of operations for the period ending March 31, 2016 are not necessarily indicative of the results to be attained for any other period.

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

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, objectives, goals, anticipations, and intentions concerning the Company’s future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

o	the potential negative economic impacts of the recent historic flooding in our market area on the homes and businessesof our borrowers;
o	future economic and business conditions;
o	lack of sustained growth and disruptions in the economy of the Greater Charleston area, including, but not limited to, falling real estate values and increasing levels of unemployment;
o	government monetary and fiscal policies;
o	the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the valuesof loan collateral, securities, and interest sensitive assets and liabilities;
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
o

risks relating to the proposed merger between the Company and BNC Bancorp, including disruption of the Company’s business operations and customer relationships and employee relationships, diversion of management’s time, as wellas the impact of such disruptions and the expenses incurred in connection with the merger if the merger is notcompleted; and

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

Results of Operations

The Company’s net income for the three months ended March 31, 2016 was $1,210,000 or $0.17 per basic share, compared to net income of $1,978,000, or $0.28 per basic share, for the three months ended March 31, 2015. The average number of basic shares outstanding for the three months ended March 31, 2016 was 7,103,751 compared to 7,099,979 for the three months ended March 31, 2015.

Net Interest Income

Net interest income is the difference between the interest earned on interest earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company’s earnings. Net interest income was approximately $3.9 million for the three months ended March 31, 2016, compared to approximately $4.0 million for the three months ended March 31, 2015.

Changes that affect net interest income include changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volumes of interest earning assets and interest bearing liabilities. The decrease in the Company’s net interest income for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to decreased interest income between the two periods. The decrease in interest income was primarily related to recoveries of interest income on nonaccrual loans which paid off during the three months ended March 31, 2015. These recoveries provided an additional $241,000 of interest income when compared to recoveries of interest income on nonaccrual loans paid off during the three months ended March 31, 2016. Also contributing to the decrease in interest income was a change in the Company’s loan portfolio mix, as lower yielding residential mortgage loans comprised approximately 57.3% of average loans during the three months ended March 31, 2016, compared to approximately 54.2% of average loans during the three months ended March 31, 2015. Mortgage loan yields were 4.18% and 4.19% for the three months ended March 31, 2016 and March 31, 2015, respectively. Loan fees for the three months ended March 31, 2016 and March 31, 2015 were $91,000 and $151,000, respectively. The decrease of $60,000 in loan fees for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 also contributed to the decrease in loan yields between the two periods.

Average earning assets for the three months ended March 31, 2016 increased 4.8 percent to $435.2 million from the $415.3 million reported for the three months ended March 31, 2015. The increase was attributable to an increase of $21.6 million in average loans, partially offset by a $1.7 million decrease in average total investments, cash, and federal funds sold. The increase in average loans between the two periods was primarily due to growth in the Company’s residential mortgage loan portfolio, partially offset by a decrease in commercial loans. The decrease in the Company’s average investments and federal funds sold was primarily due to paydowns on mortgage backed securities.

Average interest bearing liabilities for the three months ended March 31, 2016 increased 2.1 percent to $368.2 million from the $360.7 million reported for the three months ended March 31, 2015. The increase was primarily attributable to increases of $15.7 million and $10.6 million in average savings and transaction accounts and other borrowings, respectively, partially offset by an $18.8 million decrease in average time deposits. The increase in savings and transaction accounts was primarily attributable to an increase of $10.3 million in average money market accounts. Of this amount, approximately $4.1 million was attributable to an increase in average municipal money market accounts. The decrease in average time deposits was attributable to decreases of $12.3 million and $6.5 million in brokered time deposits and retail time deposits, respectively.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

The following table compares the average balances, yields and rates for the interest sensitive segments of the Company’s balance sheets for the three months ended March 31, 2016 and 2015.

(Dollars in thousands)	For the three months ended			For the three months ended
	March 31, 2016			March 31, 2015
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate(1)	Balance	Expense	Rate(1)
Assets
Cash and Federal funds sold	$16,937	$21	0.50%	$15,015	$8	0.20%
Investments – taxable	33,235	244	2.93	36,364	214	2.36
Investments - nontaxable	3,433	52	6.03	3,924	59	6.04

Total investments and federal funds sold	53,605	317	2.37	55,303	281	2.04

Loans (2)(3)	381,614	4,473	4.70	360,012	4,604	5.12

Total earning assets/interest income	435,219	4,790	4.41%	415,315	4,885	4.72%
Other assets	45,955			53,849

Total assets	$481,174			$469,164

Liabilities
Savings and transaction accounts	$177,719	152	0.34%	$162,087	154	0.38%
Time deposits	102,749	187	0.73	121,580	204	0.67
Other borrowings	77,391	462	2.39	66,704	447	2.69
Subordinated debt	10,310	53	2.07	10,310	44	1.71

Total interest bearing liabilities/interest expense	368,169	854	0.93%	360,681	849	0.94%

Non-interest bearing liabilities	60,507			59,921

Total liabilities	428,676			420,602

Equity	52,498			48,562

Total liabilities and equity	$481,174			$469,164

Net interest income/margin (4)		$3,936	3.62%		$4,036	3.89%

Net interest spread (5)			3.48%			3.78%

(1) Annualized

(2) Does not include nonaccruing loans.

(3) Income includes loan fees of $91,000 in 2016 and $151,000 in 2015.

(4) Net interest income divided by total earning assets.

(5) Total interest earning assets yield less interest bearing liabilities rate.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Net Interest Income – (continued)

As shown above, for the three months ended March 31, 2016 the average yield on earning assets was 4.41 percent, while the average cost of interest bearing liabilities was 0.93 percent. For the three months ended March 31, 2015 the average yield on earning assets was 4.72 percent and the average cost of interest-bearing liabilities was 0.94 percent. The decrease in the overall asset yield is due to lower loan yields. The slight decrease in the cost of average interest bearing liabilities was due to decreases in average rates paid on other borrowings and savings and transaction accounts, partially offset by higher rates paid on time deposits and subordinated debt. The net interest margin was 3.62 percent and 3.89 percent for the three months ended March 31, 2016 and 2015, respectively. The decrease in the net interest margin was attributable to a decrease of $100,000 in net interest income, which was comprised of a decrease in interest income of $95,000 and an increase in interest expense of $5,000. The decrease in interest income was due to a $131,000 decrease in interest income on loans, partially offset by a $36,000 increase in interest income on investments and federal funds sold. The increase in interest expense was attributable to increases of $15,000 and $9,000 for other borrowings and subordinated debt, respectively, partially offset by decreases of $17,000 and $2,000 for time deposits and savings and transaction accounts, respectively.

The following tables present changes in the Company’s net interest income which are primarily a result of changes in the volume and rates of its interest-earning assets and interest-bearing liabilities.

(Dollars in thousands)	Analysis of Changes in Net Interest Income
	For the three months ended March 31, 2016
	Versus three months ended March 31, 2015 (1)
	Volume	Rate	Net Change
Interest income:

Cash and Federal funds sold	$1	$12	$13
Investments - taxable	(18)	48	30
Investments - non taxable	(7)	-	(7)

Total investments and federal funds sold	(24)	60	36

Net loans (2)(3)	272	(403)	(131)

Total interest income	248	(343)	(95)

Interest expense:

Savings and transaction accounts	14	(16)	(2)
Time deposits	(31)	14	(17)
Other borrowings	71	(56)	15
Subordinated debt	-	9	9

Total interest expense	54	(49)	5

Net interest income	$194	$(294)	$(100)

(1)	Changes in rate/volume have been allocated to each category on a consistent basis between rate and volume.
(2)	Income includes loan fees of $91,000 in 2016 and $151,000 in 2015.
(3)	Does not include nonaccruing loans.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income and Expenses

Noninterest income for the three months ended March 31, 2016 was $623,000, compared to $1,281,000 for the three months ended March 31, 2015, a decrease of $658,000. The decrease was primarily due to a $694,000 decrease in gains recognized on the sale of premises and equipment. Also contributing to the decrease in noninterest income were decreases of $9,000 and $2,000 in service fees on deposit accounts and other income, respectively. Partially offsetting these decreases were increases of $46,000 and $1,000 in gain on sale of mortgage loans held for sale and company owned life insurance earnings, respectively.

Noninterest expenses for the three months ended March 31, 2016 were $3,158,000, compared to $3,140,000 for the three months ended March 31, 2015, an increase of $18,000. The largest contributing factor to this increase was a $98,000 increase in other expenses. This increase was primarily attributable to a $95,000 credit to the Allowance for Unfunded Commitments which was taken during the three months ended March 31, 2015. During the three months ended March 31, 2016, there was no provision or credit to the Allowance for Unfunded Commitments. Partially offsetting the increase in other expenses was a decrease of $64,000 in salaries and employee benefits. This decrease occurred due to a slight reduction in the number of employees between the two periods.

Income Taxes

The Company’s income tax expense for the three months ended March 31, 2016 totaled $672,000, comprised of $585,000 for Federal income taxes and $87,000 for South Carolina income taxes. The Company’s income tax expense for the three months ended March 31, 2015 totaled $1,078,000, comprised of $978,000 for Federal income taxes and $100,000 for South Carolina income taxes. The effective tax rates for these periods were 35.7% and 35.3% for the three months ended March 31, 2016 and March 31, 2015, respectively.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to obtain deposits within the Bank’s service area. Core deposits (total deposits less certificates of deposit $250,000 or more, wholesale and brokered deposits) provide a relatively stable funding base, and were equal to 98.0% of total deposits as of March 31, 2016. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold and funds from maturing loans. The Bank is a member of the Federal Home Loan Bank of Atlanta (”FHLBA”) and, as such has the ability to borrow against pledges of its 1-4 family residential mortgage loans and its commercial real estate loans. Available borrowings under this line totaled $53.1 million at March 31, 2016. The Company also has federal funds accommodations of $10 million with Alostar Bank of Commerce, $10 million with Zion’s Bank, $5 million with Center State Bank, and $8 million with First Tennessee Bank. These accommodations may be withdrawn at any time at the sole discretion of these institutions. Additionally, the Company has a borrowing line with the Federal Reserve Bank of Richmond’s discount window. The Company has pledged its portfolios of construction and land development loans, and commercial and industrial loans against this borrowing line. Total available borrowings under this line were $27.2 million at March 31, 2016.

Loans

Gross loans totaled approximately $381,877,000 and $389,296,000 at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the Company had $3.1 million of nonaccrual loans and no loans 90 days delinquent and still accruing interest. Of these, $2.5 million are secured by real estate. The primary risk of loss on these loans is a potential deterioration of real estate collateral values. At December 31, 2015, the Company had $3.1 million of nonaccrual loans and $218,000 of loans 90 days past due and still accruing interest. At March 31, 2015, the Company had $5.2 million of nonaccrual loans and $45,000 of loans 90 days past due and still accruing interest. The allowance for loan losses was 1.16 percent of loans as of March 31, 2016, compared to 1.23 percent as of December 31, 2015 and 1.33 percent as of March 31, 2015.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans – (continued)

For three months ended March 31, 2016 the Company credited its loan loss provision for $500,000. For the three months ended March 31, 2015 the Company credited its loan loss provision for $900,000. Net recoveries for the three months ended March 31, 2016 and March 31, 2015 totaled approximately $127,000 and $173,000, respectively. The need for future loan loss provisions will be influenced by loan defaults, loan delinquency levels, loan chargeoffs beyond what has already been provided for on individual loans, the level of loans with credit grades of 6 through 9, and the need for additional specific reserves on loans individually evaluated for impairment, among other factors. In reviewing the adequacy of the allowance for loan losses at each quarter end, management takes into consideration the historical loan losses we experienced, current levels of past due loans by loan type, the historical severity of loan losses by loan type, loan to value exceptions in our loan portfolio, potential repayment risk for floating and adjustable rate loans due to the potential for rising interest rates, risks posed by unseasoned loans during periods of growth in the loan portfolio, and collateral values of impaired loans deemed to be collateral dependent. As referenced in Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Company’s general reserves portion of its allowance for loan losses decreased by $373,000 during the three months ended March 31, 2016, from $4,753,000 at December 31, 2015 to $4,380,000 at March 31, 2016. The main factor leading to the loan loss provision credit of $500,000 for the three months ended March 31, 2016 was a $496,000 reduction in required general reserves for Commercial Real Estate loans. General reserves for Commercial Real Estate loans totaled $930,000 at March 31, 2016, compared to $1,426,000 at December 31, 2015, a reduction of approximately 35%. This reduction was primarily attributable to a reduction in delinquencies, as delinquent commercial real estate loans at March 31, 2016 totaled $1,887,000, compared to$3,199,000 at December 31, 2015, a reduction of $1,312,000, or approximately 41%. The Company’s net recoveries of $127,000 for the three months ended Mach 31, 2016 were also a contributing factor to the loan loss provision credit of $500,000. Partially offsetting these reductions in required general reserves was a $95,000 increase in general reserves for 1-4 family residential loans, which was due primarily to a $1.8 million increase in delinquencies.

For the three months ended March 31, 2016, net recoveries to average loans outstanding totaled 0.13% on an annualized basis while the allowance for loan losses to gross loans totaled 1.16% at March 31, 2016. For the three months ended March 31, 2015, net recoveries to average loans outstanding totaled 0.19% on an annualized basis while the allowance for loan losses to gross loans totaled 1.33% at March 31, 2015.

Management identifies and maintains a list of potential problem loans. These are loans that are internally risk graded substandard or below but which are not included in nonaccrual status and are not past due 90 days or more. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of the borrower which raises serious doubts as to the ability of such borrower to comply with the current loan repayment terms. At March 31, 2016 potential problem loans totaled $9.3 million, comprised of $621,000 of construction and land development real estate loans, $4.6 million of nonfarm, nonresidential real estate loans, $3.7 million of 1-4 family residential loans, and $345,000 of various loan types not secured by real estate, primarily commercial and industrial loans. At December 31, 2015 potential problem loans totaled $9.1 million, comprised of $638,000 of construction and land development real estate loans, $4.3 million of nonfarm, nonresidential real estate loans, $3.7 million of 1-4 family residential loans, and $367,000 of various loan types not secured by real estate, primarily commercial and industrial loans. As the majority of potential problem loans are real estate secured, management closely tracks the current values of real estate collateral when assessing the collectibility of these loans.

Other Real Estate Owned

Other real estate owned totaled approximately $327,000 as of March 31, 2016 and December 31, 2015, and $3.4 million as of March 31, 2016, net of a valuation reserve. Sales of other real estate owned totaled approximately $9,000 and $312,000 for the three months ended March 31, 2016 and 2015, respectively. The Company did not make any loans to facilitate the sales of other real estate owned during either of the three months ended March 31, 2016 or March 31, 2015. There were no impairment charges on other real estate owned for either of the three months ended March 31, 2016 or 2015.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

Deposits decreased $1.1 million during the first three months of 2016 to $338.3 million at March 31, 2016. Included in this amount was a decrease of $7.3 million in interest bearing deposits, partially offset by an increase of $6.2 million in noninterest bearing accounts. The decrease in interest bearing deposits was due to decreases of $7.9 million and $291,000 in retail time deposits, and savings and money market demand accounts, respectively, partially offset by an $846,000 increase in interest bearing transaction accounts. There were no brokered or wholesale time deposits at March 31, 2016 or December 31, 2015.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Federal Home Loan Bank Borrowings

Other borrowings are primarily comprised of FHLBA advances. FHLBA advances are collateralized by pledged FHLBA stock and certain residential mortgage and commercial real estate loans. FHLBA advances outstanding at March 31, 2016 and December 31, 2015 are summarized as follows:

March 31, 2016
(Dollars in Thousands)
Maturity	Rate	Balance

April 2016	0.42%	$5,000
April 2016	0.40%	10,000
April 2016	0.34%	5,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$72,000

December 31, 2015
(Dollars in Thousands)
Maturity	Rate	Balance

January 2016	0.40%	$15,000
January 2016	0.38%	5,000
March 2016	2.04%	10,000
March 2016	0.49%	9,000
May 2016	0.75%	2,000
March 2017	2.31%	2,000
May 2017	1.07%	2,000
March 2018	2.33%	5,000
April 2018	3.03%	5,000
May 2018	1.38%	2,000
March 2019	3.56%	5,000
March 2019	3.51%	5,000
May 2019	1.69%	2,000
May 2020	2.01%	2,000
March 2021	3.71%	5,000
March 2021	3.74%	5,000
March 2021	3.80%	5,000
March 2021	3.87%	5,000

Balance		$91,000

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Junior Subordinated Debentures

On August 5, 2005 Southcoast Capital Trust III (the "Capital Trust"), a non-consolidated subsidiary of the Company, issued and sold a total of 10,310 floating rate securities, with a $1,000 liquidation amount per security (the "Capital Securities"). Institutional buyers bought 10,000 of the Capital Securities denominated as preferred securities and the Company bought the other 310 Capital Securities which are denominated as common securities. The proceeds of those sales, $10.3 million, were used by the Capital Trust to buy $10.3 million of junior subordinated debentures from the Company which are reported on its consolidated balance sheets. The Capital Securities mature or are mandatorily redeemable upon maturity on September 30, 2035, or upon earlier optional redemption as provided in the indenture. Since September 30, 2010, the Company has had the right to redeem the Capital Securities in whole or in part. See Note 11 to the consolidated financial statements for the year ended December 31, 2015, and the information set forth in Exhibit 13 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Junior Subordinated Debentures” filed with our Form 10-K for the year ended December 31, 2015, for more information about the terms of the junior subordinated debentures.

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations – continued

Capital Resources

The Company’s total shareholders’ equity increased by approximately $1.3 million during the first three months of 2016, primarily due to net income of $1,210,000, and other comprehensive income of $105,000. The Company’s Tier 1 capital to average assets ratio was 13.05 percent as of March 31, 2016 compared to 12.77 percent as of December 31, 2015.

The Federal Reserve Board and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. The Company’s and the Bank’s Tier 1 capital consists of common shareholders’ equity minus a portion of deferred tax assets plus, in the case of the Company, junior subordinated debt subject to certain limitations. Tier 1 Capital includes Common Equity Tier 1 and Additional Tier 1, which consists of additions for certain items to Common Equity Tier 1. None of these additions apply to the Company or the Bank; therefore, for both entities Common Equity Tier 1 capital equals Tier 1 capital. The Company’s and the Bank’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations and, in the case of the Company, its junior subordinated debt in excess of 25% of its Tier 1 capital. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are illustrated in the chart below. Effective January 1, 2016, the Minimum Basel III Phase In Requrements disclosed below include the year-one phased in capital conservation buffer of 0.625%. The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. These requirements are set by regulation and are shown in the table below. These requirements are applicable to all but the most highly-rated institutions that are not anticipating or experiencing significant growth and have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings. The regulators may require individual bank holding companies and banks to maintain higher levels of capital depending on the regulators’ assessment of the risks faced by the bank holding company or the bank. As of March 31, 2016, the Company and the Bank exceeded each of the capital requirements shown in the following table.

	Capital Ratios
			Minimum Basel III Phase In		Minimum Basel III Fully Phased In		Well Capitalized
	Actual		Requirement		Requirement		Requirement
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Bank
Total capital (to risk-weighted assets)	$60,573	17.50%	$27,687	8.625%	$36,339	10.50%	$34,609	10.00%
Tier 1 capital (to risk-weighted assets)	56,245	16.25%	20,765	6.625%	29,418	8.50%	27,687	8.00%
Common equity Tier 1 capital (to risk- weighted assets)	56,245	16.25%	15,574	5.125%	24,226	7.00%	22,496	6.50%
Tier 1 capital (to average assets)	56,245	11.85%	18,988	4.00%	18,988	4.00%	23,735	5.00%
The Company
Total capital (to risk-weighted assets)	$68,529	19.46%	$28,178	8.625%	$36,984	10.50%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	64,076	18.19%	21,134	6.625%	29,939	8.50%	N/A	N/A
Common equity Tier 1 capital (to risk- weighted assets)	64,076	18.19%	15,850	5.125%	24,656	7.00%	N/A	N/A
Tier 1 capital (to average assets)	64,076	13.05%	19,637	4.00%	19,637	4.00%	N/A	N/A

SOUTHCOAST FINANCIAL CORPORATION

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Risk

The Company makes contractual commitments to extend credit and issues standby letters of credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers at predetermined interest rates for a specified period of time. In addition to commitments to extend credit, the Company also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the customer fails to meet a contractual obligation to the third party. At March 31, 2016, the Company had issued commitments to extend credit of approximately $25.3 million and letters of credit of approximately $441,000 through various types of commercial lending arrangements. Approximately $17.3 million of these commitments to extend credit had variable rates.

The following table sets forth the length of time until maturity for unused commitments to extend credit and standby letters of credit at March 31, 2016.

(Dollars in thousands)	Within One Month	After One Through Three Months	After Three Through Twelve Months	Within One Year	Greater Than One Year	Total

Unused commitments to extend credit	$872	$1,466	$8,253	$10,591	$14,711	$25,302
Standby letters of credit	132	5	304	441	-	441

Totals	$1,004	$1,471	$8,557	$11,032	$14,711	$25,743

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

Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Information about the Company’s exposure to market risk was disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 25, 2016. There have been no material quantitative or qualitative changes in market risk exposure since the date of that filing.

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

Date:May 12, 2016	By:	/s/ L. Wayne Pearson
L. Wayne Pearson
Chief Executive Officer

Date:May 12, 2016	By:	/s/ William C. Heslop
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